Form 10-K
period 2016-12-31
OBALON THERAPEUTICS INC
filed 2017-02-23
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 001-37897

OBALON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1828101
(State of Incorporation)	(I.R.S. Employer Identification No.)

5421 Avenida Encinas, Suite F
Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 795-6558
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The NASDAQ Global Market on October 6, 2016
Total shares of common stock outstanding as of the close of business on February 17, 2017 was 16,773,205 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations” contains forward-looking statements. The words “believe,” “may,” “will,” “should,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk factors” and elsewhere in this Annual Report. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
ITEM 1.     Business
BUSINESS
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people by facilitating weight loss. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. We designed the Obalon balloon system to address many of the limitations of prior devices intended to treat weight loss, including traditional saline-filled intragastric balloons. We believe the Obalon balloon system offers patients and physicians benefits over prior weight loss devices including but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and attractive economics for patients and physicians.
In September 2016, we received premarket approval, or PMA, from the FDA, and commenced U.S. commercialization in January 2017. The Obalon balloon system is FDA approved for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery. As of December 31, 2016, we had sold over 26,000 of our earlier generation Obalon balloon systems for commercial use outside the United States.
We received PMA approval for our Obalon balloon system based on the results of our U.S. pivotal clinical trial, referred to as the SMART trial. The SMART trial was a prospective, double-blinded, multi-center, randomized (1:1), parallel-group, active sham-controlled trial involving 387 patients, which demonstrated that patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, while at the same time maintaining a low rate of serious adverse device events, or SADEs. In the SMART trial, the Obalon balloon system also demonstrated a strong safety profile, showed statistically significant differences in metabolic profiles and demonstrated that patients were able to maintain most of their weight loss for at least six months following the removal of the balloons.

THE OBESITY EPIDEMIC
Obesity has been identified by the U.S. Surgeon General as an epidemic and a significant threat to the quality of life in the United States. Based on results from the 2013-2014 National Health and Nutrition Examination Survey, it is estimated that more than 86 million adults in the United States were obese, defined as a BMI of 30 or greater (calculated as weight in kilograms divided by height in meters squared), of which approximately 17.6 million were considered extremely obese with a BMI of 40 or greater, and an additional 75 million adults in the United States were overweight, defined as a BMI between 25 and 29. Research sponsored by the Centers for Disease Control and Prevention, or CDC, suggests that if current obesity rates persist, more than half of the U.S. population will be obese by 2030. Similarly, obesity is also a significant health problem outside of the United States. The number of obese adults worldwide has more than doubled since 1980, and the World Health Organization estimates that more than 600 million adults were obese and more than 1.9 billion were overweight in 2014.
The CDC has identified obesity as a leading cause of preventable death in the United States. Obesity-related disorders, known as comorbidities, include Type 2 diabetes, hypertension, stroke and certain cancers as well as psychological disorders such as anxiety, depression and insomnia. The national medical care costs of obesity-related illness in adults, including out-of-pocket expenses, third-party payer expenses and Medicaid, were estimated to be approximately $210 billion in 2008. Furthermore, the annual global economic impact of obesity is estimated to be $2 trillion.
We expect the obesity epidemic among adults to continue to grow worldwide given the excess caloric intake of highly-processed, fatty foods, increasingly sedentary lifestyles and a growing prevalence of obesity among children and adolescents. Despite the growing public interest in the obesity epidemic and the significant medical and economic repercussions associated with the disease, there remains a significant unmet need for more effective treatments.
CURRENT TREATMENTS AND LIMITATIONS
Current treatment alternatives for obese and overweight patients begin with lifestyle modification, such as diet and exercise. If this alternative fails to produce the desired results, physicians may prescribe pharmaceutical therapies, and in patients with more severe obesity, physicians may pursue aggressive surgical treatments, such as gastric bypass and gastric banding. These approaches are associated with safety concerns, lifestyle impact and ease of use, cost and compliance issues that have limited their adoption. Additionally, some patients may seek to address the symptoms of weight-gain through the use of aesthetic products, certain of which have been approved for individuals with a BMI of 30 or less. We believe such products only treat the symptoms and not the underlying disease. They are also not indicated for obese patients.

Lifestyle modification
Lifestyle modification, which includes diet, exercise and behavior modification, is usually prescribed as an initial treatment for an obese or overweight patient and is typically prescribed in all obesity management approaches. However, lifestyle modification alone has generally been ineffective in producing sustainable weight loss in obese patients due to inability to comply with the modifications over an extended period. Many studies have shown that a significant majority of dieters will regain lost weight and many will gain more than they originally lost.
Pharmaceutical therapy
Several pharmaceutical products have been approved by the FDA for obesity in the United States. Pharmaceutical therapy often represents a first option in the treatment of obese patients that have failed to achieve weight loss goals through lifestyle modifications alone. Pharmaceutical therapy can have limited effectiveness due to patient non-compliance. Additionally, pharmaceutical therapy may carry significant safety risks and negative side effects, such as adverse gastrointestinal, cardiovascular and central nervous system issues, some of which are serious or life threatening.
Bariatric surgery
Bariatric surgery is a treatment option generally reserved for cases of severe obesity, or patients with a BMI in excess of 40. The two most common forms of bariatric surgery, gastric bypass and gastric banding, promote weight loss by surgically restricting the stomach’s capacity and outlet size. Gastric bypass also affects weight loss by restricting the body’s ability to absorb nutrients. While largely effective, these procedures are generally invasive, expensive for the patient and irreversible. Bariatric surgery patients are generally required to make significant postoperative lifestyle changes, including strict dietary changes, vitamin supplementation and long-term medical follow-up programs. Side effects of bariatric surgery include a high rate of re-operation, nausea, vomiting, dumping syndrome, dehydration, dental problems and other issues.

Recently developed treatment alternatives
Given the shortcomings and limitations of the existing treatment alternatives, new medical procedures have been recently introduced in an attempt to address the gap in care between pharmaceutical treatment and invasive surgical procedures. These new procedures include: neuroblocking therapy, aspiration therapy and traditional saline-filled intragastric balloons. Neuroblocking therapy involves a surgical procedure in which a neuromodulation device is implanted in the body and used to block electrical signals from the stomach to the brain. By blocking those signals, the device attempts to control the patient’s feelings of hunger. Aspiration therapy involves a surgical procedure in which a feeding tube is implanted in the abdomen in order to remove food from the stomach before calories are absorbed into the body. We believe high costs, procedural complications and the risk of SADEs may limit their adoption.
Intragastric balloons are a type of space-occupying device placed in the stomach in order to cause a sensation of fullness. Currently marketed traditional balloons are large, saline-filled silicone devices that are placed in the stomach endoscopically, under anesthesia, for a treatment period of up to six months. Following treatment, the balloons are removed in a second endoscopic procedure. Other approved traditional saline-filled intragastric balloons in the United States are the ReShape Duo Balloon and the ORBERA Balloon. While generally effective in delivering weight loss, these traditional saline-filled intragastric balloons have been accompanied by a number of limitations that have impeded their adoption, including: high rate of SADEs, lack of comfort and tolerability, limited ability to provide progressive and sustained weight loss, and inconvenient placement procedure.
OUR SOLUTION
We have developed our Obalon balloon system to overcome the limitations of prior devices intended to treat weight loss, including traditional saline-filled intragastric balloons. Based on our clinical data and commercial experiences, we believe the Obalon balloon system provides the following benefits to our patients and their physicians:

▪
Favorable safety profile.    In our pivotal SMART trial, only one of 336 (0.3%) patients that received our Obalon balloon experienced a SADE. As of December 2016, we had sold over 26,000 units of our earlier generation Obalon balloon systems in international markets with a minimal number of SADEs reported to us, none of which were required to be reported to the applicable foreign regulatory authorities. Our investigations determined that all of the international SADEs occurred in patients where the device was not used in accordance with approved labeling.

▪
Improved patient tolerability and comfort.    The Obalon balloon is inflated with a proprietary mix of gas. This creates a light, buoyant balloon that floats at the top of the stomach instead of sinking to the bottom of the stomach like a traditional saline-filled intragastric balloon. Further, the Obalon balloon system consists of three separate 250cc balloons placed individually over a three-month period to progressively add volume. We believe these design elements have the potential to improve patient comfort and tolerability of our Obalon balloon.

▪
Progressive weight loss with durable results.    In our pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal.

▪
Simple and convenient placement.    The Obalon balloon is placed without anesthesia or an endoscopy through a swallowable capsule that dissolves in the stomach and releases the balloon. These unique features allow patients the flexibility to receive the Obalon balloon discreetly in an outpatient setting. Placement typically occurs in less than ten minutes and can be scheduled in the morning before work, during a lunch break or in the evening. Treated patients can return promptly to their normal daily activities. The balloons are removed endoscopically under light, conscious sedation six months after the first balloon placement.

▪
Attractive economics for patients and physicians.    By eliminating the need for an endoscopic delivery procedure, anesthesia and use of a special endoscopy suite, we believe our Obalon balloon system has the potential to reduce physician costs and allow more time to perform additional procedures. Furthermore, the Obalon balloon’s tolerability profile may reduce the need for ongoing patient management. We believe patients will benefit from lower treatment costs, no post-placement recovery period and a quick return to daily activities.

OUR STRATEGY
Our objective is to be the leading provider of medical devices for the non-surgical treatment of obese and overweight individuals. The key elements of our strategy are to:

▪
Drive product adoption by working with key thought leaders in bariatrics, gastroenterology and plastic surgery.     We are initially focused on direct sales to the leading bariatric surgeons, gastroenterologists, and plastic surgeons in the United States. We estimate that there are approximately 3,500 bariatric surgery centers in the United States, and we believe the leading 700 centers provide an opportunity to effectively access obese patients using an efficiently-sized sales force. In addition, there are over 15,000 gastroenterologists, many of which are expanding their practices to include weight loss treatments, and 1,900 aesthetically focused plastic surgeons. We believe adoption of our technology by these thought leaders will accelerate broader adoption of the Obalon balloon system in each physician specialty area.

▪
Partner with physicians to create consumer awareness and drive patients into the channel.    Our initial strategy is to establish marketing and support programs with physicians to create patient awareness and demand for the Obalon balloon system. We support these physicians with best practices and tools to treat qualified patients already in the channel and through local outreach to attract new patients to the practice. We also provide physicians with the clinical training to utilize our Obalon balloon system, as well as the practice development support to manage their practices as self-pay centers. In addition, we believe we can address an even larger patient population by creating a recognizable brand name through a direct-to-patient campaign designed to differentiate the Obalon balloon system using targeted, cost effective digital and social media platforms, and media outreach through public relations efforts.

▪
Continue to develop innovative products to facilitate market penetration.    We plan to leverage our proprietary product technology and research and development expertise to develop products for weight loss that improve clinical outcomes, increase ease of use and reduce cost. For example, we plan to seek supplemental approval for improvements to our Obalon balloon system, including a new, automated, easier-to-use inflation system. Other products currently in our development pipeline include a navigation system that would reduce the need for imaging at every placement, a balloon with a treatment period of longer than six months and a self-deflating and self-passing balloon that could eliminate the need for endoscopic balloon removal.

▪
Optimize manufacturing to drive operating leverage.    We have built a highly leverageable manufacturing facility at our headquarters in Carlsbad, California, where we design, develop and manufacture our products in-house using some components and sub-assemblies provided by third-party suppliers. We believe that controlling the manufacturing and assembly of our products allows us to innovate more quickly and cost-efficiently and produce higher quality products than if we outsourced manufacturing. We believe we have the ability to increase our manufacturing scale within our current facility in a cost-effective manner.

▪
Protect and expand our strong intellectual property portfolio.    We have developed a strong portfolio of issued patents and pending applications that protect our products and technology. We believe we have also developed know-how critical to creating current and future products that we hold and protect as trade secrets. We have an inventive culture and expect to continue innovating to create a proprietary pathway for future product development. We intend to aggressively protect and enforce our intellectual property, both for existing and new products.

OUR PRODUCTS AND TECHNOLOGY
The Obalon balloon system was designed to overcome the historical limitations of traditional saline-filled intragastric balloons and nonsurgical treatments for weight loss. We have developed the individual components of the Obalon balloon system to collectively improve clinical outcomes, increase ease of use and reduce cost.

The Obalon balloon system
The main components of the Obalon balloon system are: a swallowable capsule that contains the balloon attached to a microcatheter, a hand-held inflation system and a pre-filled can of our proprietary mix of gas.

Capsule, balloon and microcatheter technology
Dissolvable capsule
We designed the capsule to be large enough to accommodate the folded balloon, yet small enough to be swallowed. The capsule is titrated to optimize dissolution timing. If the capsule dissolves too quickly, the balloon could be prematurely released before entering the stomach, and if too slowly, the patient and physician are inconvenienced by having to wait longer to inflate the balloon.
Balloon film
Our film is a coextruded, multilayer polymer consisting primarily of nylon and polyethylene. We designed the film to be thin enough to fit into a swallowable capsule, yet stable enough to withstand the chemical and mechanical forces in the stomach. Our film is biocompatible, cost-effective to manufacture, puncture and abrasion resistant, smooth and atraumatic to the stomach’s lining and able to appropriately retain gas.
Balloon valve
Our balloon valve is an innovative combination of materials, including silicone and titanium, designed to be highly reliable. The valve is small enough to fit into a swallowable capsule and radiopaqued for visibility under digital imaging. A key feature of our valve is the ability to effectively reseal after the inflation catheter is removed to prevent leaks.
Microcatheter
Our microcatheter is designed to quickly and reliably inflate the Obalon balloon. It is small, flexible and smooth in order to minimize any potential discomfort to the patient during balloon placement. The catheter utilizes a hydrophilic coating to reduce friction during swallowing.
Inflation system
Our hand-held inflation system, the EzFill inflation system, is a reusable device that delivers our proprietary mixture of gas to consistently inflate the Obalon balloon to the standardized volume and pressure. The inflation system is equipped with pre-pulse, a confirmation system that provides pressure feedback measurements to confirm that the Obalon balloon is both properly placed and able to be correctly inflated in the stomach.
Proprietary gas
The Obalon balloon is inflated with our proprietary mix of gas, which, in combination with the permeability of the balloon film and the stomach gases, enables the balloon to remain inflated for the full six-month treatment period.

The Obalon balloon treatment
Placement of the Obalon balloon typically occurs in less than ten minutes and can be accomplished in an outpatient setting. To place the Obalon balloon, the patient swallows the capsule, which has the Obalon balloon folded inside, with a glass of water. No sedation or anesthesia is required. Once swallowed, placement of the capsule is confirmed in the stomach with digital imaging. The microcatheter, which is attached to the Obalon balloon, is then connected to our EzFill inflation system. The EzFill inflation system provides real-time pressure measurements to confirm that the Obalon balloon is both properly placed and able to be correctly inflated in the stomach. A pre-filled can of gas is inserted into the EzFill inflation system and then the gas is discharged to fill the balloon to a volume of 250cc. Once the inflation of the Obalon balloon is confirmed, the microcatheter is detached from the balloon via hydrostatic pressure and is removed through the patient’s mouth. The patient returns two more times over the following eight to 12 weeks to receive a second and third Obalon balloon, expanding total balloon volume within the stomach to 750cc.
All of the balloons are removed in a single procedure six months after the placement of the initial balloon. Removal of the Obalon balloon typically requires approximately 15 minutes. The balloons are removed endoscopically under light conscious sedation, using standard commercially-available endoscopy tools.
The following pictures depict the treatment steps of the Obalon balloon system:

Product pipeline
We have a robust pipeline of new products and product improvements for weight loss intended to improve clinical outcomes, increase ease of use and reduce cost.

Next generation balloon capsule
We have developed a next generation HydroxyPropylMethylCellulose, or HPMC, Obalon balloon capsule that is fully vegetable-derived and is intended to eliminate potential cultural or religious concerns with animal-derived gelatin capsules. We submitted a PMA supplement for the HPMC Obalon balloon capsule in the United States in November 2016.
Next generation inflation system
Our next generation inflation system, the Obalon Touch inflation system (formerly known as the EzPz inflation system), is designed to be automated, simpler to operate and to provide more reliable Obalon balloon placements. Due to the enhancements, we are currently updating our Certificat de Conformité, or CE, mark registrations as well as applying for a modification to the existing EzPz approval in Brazil and select Middle East markets. In the United States, we believe the Obalon Touch inflation system will require a PMA Supplement for approval.
Navigation
We are developing a balloon and navigation system for balloon placements that would reduce the need for digital imaging at each placement. We believe this navigation system has the potential to reduce the cost and logistics related to confirmatory digital imaging during the Obalon balloon placement, which could enable physician practices to treat higher volumes of patients and increase the number of physicians and sites offering the Obalon balloon system. The navigation system consists of hardware, software and a display to be used in conjunction with the current Obalon balloon. We have completed two feasibility studies for proof-of-concept and intend to conduct further clinical studies with this navigation system.
Longer-term duration balloon system
We are developing a balloon intended for a longer duration of treatment, potentially up to one year. In our SMART trial, patients in the Obalon treatment group continued, on average, to lose weight throughout the six months of balloon treatment. We have completed the initial engineering testing on the proprietary materials and systems, which we believe would permit reliable balloon performance over a longer period of up to twelve months. We intend to complete more rigorous engineering testing and submit for approval to conduct human trials to understand if longer balloon treatment may address higher BMI patients or those desiring a longer weight loss treatment.
Deflateable-passable balloon system
We have a balloon system in development that is intended to self-deflate at the end of a specified treatment period and then pass naturally through the digestive system to be excreted as waste, thereby potentially eliminating the need for endoscopy and creating a procedureless balloon treatment. However, it is of paramount importance to patient safety that such a balloon would pass with an extremely high level of reliability and not create a blockage of the intestines, which could require surgery and cause significant patient injury or death. We have conducted initial engineering and animal testing successfully on self-deflating and self-passing balloons, and we believe we have developed novel technology with a strong intellectual property portfolio. We intend to continue development and testing, and, if the results of our studies warrant, move toward human clinical trials in support of regulatory approvals.

Research and development
As of December 31, 2016, we had 11 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $9.9 million, $13.0 million and $5.8 million, respectively.
CLINICAL TRIALS AND DATA
SMART trial
Based on our clinical data, we believe our Obalon balloon has the potential to offer a compelling combination of efficacy and safety. We have evaluated various versions of our Obalon balloon system in numerous clinical trials, which included a total of 655 patients as of December 31, 2016. Based on the results of our U.S. pivotal trial, the SMART trial, we received FDA approval for our current Obalon balloon system in September 2016. The SMART trial met its primary weight loss endpoints, demonstrated a strong safety profile, showed statistically significant differences in metabolic profiles and demonstrated that patients were able to maintain most of the weight loss for at least six months following the removal of the Obalon balloons.

The SMART trial was a prospective, double-blinded, multi-center, randomized (1:1), parallel-group, active sham-controlled trial of 387 patients. The Obalon treatment group received three balloons placed individually at approximately week zero, week three and week 12. Alternatively, the sham-control group received placebo capsules with microcatheters and were led to believe in a mock placement that a balloon was placed and inflated in their stomachs at week zero, week three and week 12. The patients ranged in age from 22 to 64 years and had a BMI range of 30 to 40. The patients enrolled were required to have previously attempted to lose weight unsuccessfully through a change in diet and could not use weight loss medications or undergo gastric surgery for the duration of the trial. Patients were given minimal diet counseling of 25 minutes every three weeks in order to isolate the impact of the Obalon balloon on weight reduction. The trial was conducted by both bariatric surgeons and gastroenterologists at 15 U.S. centers. The trial evaluated a co-primary endpoint comprised of (i) a minimum difference in mean percent total body loss, or TBL, between the Obalon treatment group and sham-control group of at least 2.1% and (ii) achievement by at least 35% of the Obalon treatment group patients of at least 5% TBL at the end of six-months of treatment. Additional observational measures included metabolic metrics and weight loss maintenance after removal of balloons. The median time for each balloon placement was nine minutes, while the median balloon removal time for three balloons was 14 minutes.

Results from the SMART trial met both the co-primary endpoints. The per protocol analysis included 366 patients (185 in the Obalon treatment group and 181 in the sham-control group) and showed patients in the Obalon treatment group achieved mean TBL of 6.86%, or 15.06 lbs, vs 3.59%, or 7.77 lbs, in the sham-control group, showing a difference of 3.28%, or 7.28 lbs. The following table summarizes average percentage of TBL, percentage of excess weight loss, or EWL, and weight loss (in pounds) for the Obalon treatment group and the sham-control group in the SMART trial. All weight loss metrics below were statistically significant.

Weight Loss Metric Per Protocol Cohort	Obalon Treatment Group (N = 185)	Sham-Control Group (N = 181)	Difference	p-value
Percent TBL	-6.86	-3.59	-3.28	0.0261
Percent EWL	-25.05	-12.95	-12.09	< 0.0001
Weight Loss (lbs.)	-15.06	-7.77	-7.28	< 0.0001
In addition, 64.9% of the Obalon treatment group patients met or exceeded the 5% TBL endpoint whereas only 32.0% of the sham-control group met or exceeded 5% TBL. The following table summarizes the 5% TBL responder rates for the Obalon treatment group and the sham-control group in the SMART trial.

Main Analysis of -5% TBL Responder Rate	Estimate
Obalon Treatment Group—Per Protocol Cohort*	120 / 185 (64.9%)
Sham-Control Group	58 / 181 (32.0%)
Difference (Treatment less Control)	32.8%

*	p-value <0.0001
The following table summarizes the various responder rate thresholds for the Obalon treatment group and the sham-control group in the SMART trial.

Responder Rate Threshold (-%TBL)	Obalon Treatment Group	Sham-Control Group
-6%	98 / 185 (53.0%)	47 / 181 (26.0%)
-7%	81 / 185 (43.8%)	38 / 181 (21.0%)
-8%	68 / 185 (36.8%)	35 / 181 (19.3%)
-9%	55 / 185 (29.7%)	29 / 181 (16.0%)
-10%	49 / 185 (26.5%)	23 / 181 (12.7%)

Notably, the Obalon treatment group demonstrated a progressive weight loss profile for the duration of the six month therapy period. The following chart shows percent TBL by week for the Obalon treatment group and sham-control group. The arrows represent the average week of each balloon placement.

In addition, nearly all patients in the Obalon treatment group, including patients in the bottom 25% of the group, achieved TBL, EWL and weight loss and a reduction in BMI. The table below summarizes the mean, the average of the top 25% of the results, the average of the bottom 25% of the results and the single best changes in TBL, EWL, weight loss and BMI achieved by patients in the Obalon treatment group.

Weight Loss Metric	Mean	Average Top 25%	Average Worst 25%	Single Best
Percent TBL	-6.9%	-10.2%	-3.6%	-19.3%
Percent EWL	-25.1%	-36.3%	-12.3%	-80.7%
Weight Loss (lbs.)	-15.1	-21.8	-7.4	-49.7
BMI Change	-2.4	-3.6	-1.3	-7.1
In an observational analysis at six months, the Obalon treatment group also demonstrated statistically significant improvements in systolic blood pressure, fasting glucose, total cholesterol and triglycerides compared to both their own baseline measures and to the sham-control group.

At the conclusion of the six-month treatment period, the Obalon treatment group patients continued with the standardized behavior modification program for six additional months after the Obalon balloon removal. An additional observational data analysis of the subjects who lost weight in the first six months of the study and were evaluated for up to an additional six months, suggests that, on average, 89.5% of the weight loss was maintained six months after balloon removal. The following graph depicts the weight loss maintained for the one-year period in the Obalon treatment group. We did not continue to collect data from patients in the sham-control group who received the Obalon balloons subsequent to balloon removal.

Safety
As part of the SMART trial, we actively solicited patients to provide details of any adverse events, or AEs, by contacting all patients 24 hours after each Obalon balloon placement and balloon removal as well as at every office visit. All AEs were first assigned a device-relatedness and a pre-defined severity rating. Mild events did not require intervention, required homeopathic remedies (including chamomile tea, peppermint oil tea and Altoids) or required over the counter remedies to treat and resolve the events. Moderate severity events required a prescription medication to treat and resolve the event. Severe events required medical intervention beyond a prescription medication.
In our SMART trial, only one out of 336 patients (0.3%) receiving Obalon balloons in both phases experienced a SADE. The event was described as peptic ulcer disease, or bleeding. The patient was hospitalized, and after stabilization, the patient was discharged from the hospital without sequelae. During the Obalon balloon therapy period the subject underwent an outpatient total knee replacement surgery. During the surgery and as part of post-operative recovery, the subject was prescribed both a high dose of nonsteroidal anti-inflammatory drugs, or NSAIDs, and aspirin, both of which are contraindicated for use with each other as well as for use in conjunction with the Obalon balloon system. The SADE event was determined to be “possibly,” but not “probably,” device-related by the investigator since concomitant high dose NSAID and aspirin use is also known to cause peptic ulcer disease. The investigator felt that the NSAID and aspirin use was the primary cause of the event but could not rule out the balloons completely. The patient previously had no ulcers per the upper gastrointestinal screen performed at time of enrollment and was not taking medications prior to surgery.

In our SMART trial, there were no surgical removals or other hospitalizations due to a SADE other than the SADE described above. The most common other adverse device events during balloon placement were abdominal pain (72.6% of patients), nausea (56.0% of patients) and vomiting (17.3% of patients), all of which were classified as mild or moderate.

Commercial safety experience
As of December 2016, we had sold over 26,000 units of our earlier generation Obalon balloon systems in international markets. In our commercial experience, nine serious adverse events have been reported to us, of which six related to balloon deflations resulting in migration and three related to an esophageal laceration or rupture. We investigated each of these events and determined that all nine of these events occurred in patients where the device was not used in accordance with approved labeling. None of these events were required to be reported to the applicable foreign regulatory authorities. We have never had a case of pancreatitis or spontaneous hyperinflation reported in almost five years of international commercialization.
SMARTCAR trial
In April 2016, we received an Investigational Device Exemption, or IDE, approval from the FDA to conduct a single arm clinical study, which we named SMARTCAR, to evaluate the safety and efficacy profile of our new HPMC vegetable-derived capsule and the EzPz inflation system (currently Obalon Touch inflation system). We enrolled an initial 25 patients for the trial at three clinical sites in the United States. Twenty-one patients met the SMART Pivotal Trial Per Protocol requirement of having at least two balloons placed for 18 weeks or more and demonstrated weight loss of 11.3% TBL and 23.2 pounds. There were no serious adverse events reported.
Post-approval study
To help assure the continued safety and effectiveness of the Obalon balloon system, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate 200 patients who will be enrolled at a maximum of 15 sites in the United States. The study is a prospective, open-label, single-arm, 12-month follow-up study in which patients will be treated during the first six months with placement of up to three Obalon balloons in conjunction with a moderate intensity weight loss and behavioral modification program standardized throughout the sites, followed by observational evaluation for an additional six months after device removal. The primary endpoint is to evaluate the safety of the Obalon balloon system by assessing the rate of device- or procedure-related serious adverse events. We are required to submit an Interim Post-Approval Study Status Report every six months after the date of PMA approval for the first two years of the study and annually thereafter until 200 patients have completed the study. We are currently working with FDA to finalize the data collection requirements for the study.
Commercial-Use Patient Registry
In order to most closely monitor the safety, efficacy and quality of the Obalon balloon system real time in actual commercial use, we have created an online clinical performance database, or registry. All physicians and sites using the Obalon balloon system have access to the registry to enter their patient data and to compare their performance to national or regional data. The data collected in the registry includes, gender, initial height and weight, weights at each subsequent balloon placement, weight at removal, adverse events occurring during the treatment, and product quality and performance. Obalon may use knowledge gained from analyzing the data from the registry for scientific publications, for improving clinical practices, for developing new and improved products, for commercial purposes or to provide information to regulatory bodies.
SALES AND MARKETING
Our primary sales efforts are expected to be conducted in the United States, with some sales generated through distributors in select international markets. We sell in the United States through a direct sales organization consisting of regional sales directors, executive account managers and product specialists. Our sales team encompasses three key disciplines that we believe are necessary to create and grow the market for our Obalon balloon system in the United States: sales conversion, practice development and clinical training and application. In select international markets, we plan to utilize distributors.
We currently have an agreement to sell to Bader Sultan & Bros. Co. W.L.L., or Bader, as the sole distributor of our Obalon balloon system in the Middle East. Our agreement with Bader restricts Bader’s ability to sell competing products and requires Bader to purchase a certain number of products from us monthly based on annual forecasts that we provide to Bader. If Bader does not resell the minimum purchase quantity specified in the contract by the applicable date, then we have the right, in our sole discretion, to sell to other distributors in the Middle East or terminate our agreement with Bader. The agreement can be terminated by us immediately upon certain breaches by Bader, or by either Bader or us for uncured material breach of the agreement. We have discontinued sales of our prior generation product in the Middle East and do not plan to begin selling in the Middle East again until our next generation inflation system is approved. We are currently working closely with Bader to determine the best timing and strategy for launch of the current generation Obalon balloon system with the next generation inflation system in the Middle East.

Our initial U.S. marketing efforts are focused on differentiating the benefits of our technology, leveraging the strong clinical outcome from our SMART trial, working with key thought leaders in bariatrics, gastroenterology, and plastic surgery, and partnering with physicians to create consumer awareness and drive patients into the channel. We also intend to provide physicians with the clinical training to utilize our Obalon balloon system, as well as the practice development support to manage their practices as self-pay centers.
In an effort to evaluate the potential U.S. market opportunity for our Obalon balloon system, we commissioned a survey of 3,000 individuals. Each participant was asked to complete a survey containing a series of questions relating to income level, weight and interest in various weight loss alternatives. We took the results of that survey and applied them generally to the U.S. population figures for 2015 to estimate that there are approximately 11.0 million individuals in the United States with a household income greater than $30,000 and a BMI between 30 and 40 that would be interested in receiving treatment using the Obalon balloon system. We also used this information to estimate that the percentage of potentially interested individuals that are men or women is approximately the same. We cannot assure you that the individuals selected for the survey are representative of the characteristics and interests of the broader U.S. population, or that the responses of these individuals to our survey or our estimates are reliable or accurate. To the extent our assumptions regarding these individuals and data are inaccurate, our estimated market opportunity could be significantly different.
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
COMPETITION
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including those recently approved by the FDA, including Vivus, Inc., Arena Pharmaceuticals, Inc., Orexigen Therapeutics, Inc., and those with older brands or generics including Takeda Pharmaceutical Company Ltd, AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. After approximately a decade, four new devices were approved by the FDA in 2015 and 2016. Enteromedics Inc. received FDA approval for the Maestro, which is intended to create weight loss by vagal nerve stimulation. ReShape Medical Inc. and Apollo EndoSurgery, Inc. received FDA approval for the ReShape Duo Balloon and the ORBERA Balloon, respectively, each a traditional intragastric balloon filled with saline. Aspire Bariatrics received FDA approval for the Aspire Assist, a device that allow you to aspirate food after a meal. Allurion Technologies, Inc. has also developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and Middle East. Additionally, there are many more companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, which could compete with us in the future.
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
Many of our competitors have significantly greater financial and other resources than we do, as well as:

▪	well-established reputations and name recognition with key opinion leaders and physician networks;

▪	an established base of long-time customers with strong brand loyalty;

▪	products supported by long-term data;

▪	longer operating histories;

▪	significantly larger installed bases of equipment;

▪	greater existing market share in the obesity and weight management market;

▪	broader product offerings and established distribution channels;

▪	greater ability to cross-sell products;

▪	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives; and

▪	more experience in conducting research and development, manufacturing, performing clinical trials and obtaining regulatory approvals or clearances.
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
In order to compete effectively, we plan to continue to develop new product offerings and enhancements to our existing Obalon balloon system, price our product competitively with traditional saline-filled intragastric balloons and maintain adequate research and development and sales and marketing personnel and resources to meet the demands of the market.

INTELLECTUAL PROPERTY
In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights.
It is our policy to require our employees, consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using the proprietary rights of third parties in their work for us. We also require third parties that receive our confidential data or material to enter into confidentiality or material transfer agreements.
As of December 31, 2016, we held 14 issued U.S. patents and had 19 pending U.S. patent applications, as well as 17 international patents issued in Europe, Mexico, Australia, Canada, Asia, China and Israel and 34 pending international patent applications in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2032, and are directed to various features and combinations of features of the Obalon balloon system technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas. As we continue to research and develop our Obalon balloon system technology, we intend to file additional U.S. and foreign patent applications related to the design, manufacture and therapeutic uses of our balloon and navigation devices.
Our patent applications may not result in issued patents and our patents may not be sufficiently broad to protect our technology. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that does not infringe our patents. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.
As of December 31, 2016, we held one registered U.S. trademark and 13 registered marks in Europe, Asia and Mexico. We have three pending U.S. trademark applications and 8 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
MANUFACTURING
All of our products are manufactured or assembled in-house using components and sub-assemblies at our facilities in Carlsbad, California. We rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. Our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase any of our supplies from them. Order quantities and lead times for components purchased from our suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. To date, we have not experienced significant delays in obtaining any of our components or subassemblies. However, these components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components, and identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost, and may delay our commercialization efforts.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the Center for Devices and Radiological Health. We and our component suppliers are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, in 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Since we began manufacturing onsite, our quality system has undergone 15 external audits, the last of which occurred in November 2016 and resulted in no non conformances.
Although we expect our third-party suppliers to supply us with components that meet our specifications and comply with regulatory and quality requirements, we do not control our suppliers outside of our agreements, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business.
Additionally, we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system, and we have no experience manufacturing our Obalon balloon system in such quantities. If we are unable to keep up with demand for our Obalon balloon system, our revenue could be impaired, market acceptance for our Obalon balloon system could be harmed and our customers might instead purchase our competitors’ products.
GOVERNMENT REGULATION
Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices (such as the Obalon balloon system) in the United States to assure the safety and effectiveness of medical products for their intended use. The Federal Trade Commission also regulates the advertising of our products in the United States. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.
Regulatory system for medical devices in the United States
Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, also referred to as a 510(k) clearance, or approval from the FDA of a PMA application. Both the 510(k) clearance and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.
Device classification
Under the FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to either:

▪	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

▪	another commercially available, similar device that was cleared through the 510(k) process.

To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.
After a 510(k) notice is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires a new 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, the applicant may be required to cease marketing or recall the modified device until clearance or approval is received. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.
If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the statute in 2012, a manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.
The investigational device process
In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

▪	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

▪	patients do not enroll in clinical trials at the rate expected;

▪	patients do not comply with trial protocols;

▪	patient follow-up is not at the rate expected;

▪	patients experience adverse events;

▪	patients die during a clinical trial, even though their death may not be related to the products that are part of the trial;

▪	device malfunctions occur with unexpected frequency or potential adverse consequences;

▪
side effects or device malfunctions of similar products already in the market that change the FDA’s view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;

▪	institutional review boards and third-party clinical investigators may delay or reject the trial protocol;

▪
third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, investigator agreement, investigational plan, good clinical practices, the IDE regulations, or other FDA or IRB requirements;

▪	third-party investigators are disqualified by the FDA;

▪
we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or consistent with the clinical trial protocol or investigational or statistical plans, or otherwise fail to comply with the IDE regulations governing responsibilities, records, and reports of sponsors of clinical investigations;

▪
third-party clinical investigators have significant financial interests related to us or our study such that the FDA deems the study results unreliable, or the company or investigators fail to disclose such interests;

▪	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;

▪	changes in government regulations or administrative actions;

▪	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; or

▪	the FDA concludes that our trial design is unreliable or inadequate to demonstrate safety and efficacy.
The PMA approval process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites, and a QSR inspection of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

▪	the device may not be shown safe or effective to the FDA’s satisfaction;

▪	the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;

▪	the manufacturing process or facilities may not meet applicable requirements; and

▪	changes in FDA approval policies or adoption of new regulations may require additional data.
If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.
New PMA applications or PMA supplements are required for modification to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, ingredients, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA application and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. Intragastric balloons, including the Obalon balloon system, are considered Class III medical devices. In order to support a PMA application, the FDA required us to conduct a large, rigorous and expensive, double-blinded, randomized, sham-controlled trial. We will be required to file new PMA applications or PMA supplement applications for modifications to our PMA-approved Obalon balloon system or any of its components, including modifications to our manufacturing processes, device labeling and device design.

Pervasive and continuing FDA regulation
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:

▪
the FDA’s QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

▪	labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

▪	advertising and promotion requirements;

▪	restrictions on sale, distribution or use of a device;

▪	PMA annual reporting requirements;

▪	PMA approval of product modifications;

▪
medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

▪
medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

▪	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;

▪	an order of repair, replacement or refund;

▪	device tracking requirements; and

▪	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

▪
The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In February 2017, the FDA issued a letter to Healthcare Practitioners citing they had received multiple reports for two different types of adverse events associated with traditional, saline-filled intragastric balloons. Although the letter specifically states that these adverse events have not been reported for the Obalon balloon system, this action may indicate closer scrutiny of the intragastric balloon category which could have detrimental effects on our efforts to commercialize our products or get new products approved.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Health Services, or CDHS. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDHS to determine our compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of our suppliers. BSI, our European Notified Body, most recently inspected our facility in 2016 and found zero non-conformances. Our current facility has been inspected by the FDA in 2014 and 2016, and four observations were noted in the first inspection and zero observations were noted in the second inspection. Responses to the observations in the 2014 FDA audit were accepted by the FDA and no response was required by us in the 2016 inspection. We believe that we are in substantial compliance with the QSR.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

▪	warning letters, fines, injunctions, consent decrees and civil penalties;

▪	unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products;

▪	operating restrictions, partial suspension or total shutdown of production;

▪	the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

▪	the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;

▪	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

▪	criminal prosecution.
Regulatory system for medical devices in Europe
The European Union consists of 25 member states and has a coordinated system for the authorization of medical devices. The European Union Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the European Union. This directive has been separately enacted in more detail in the national legislation of the individual member states of the European Union.
The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDD within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE mark can be placed on a product, known as a conformity assessment. Conformity assessments for our products are carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states.
According to the MDD, the Obalon balloon system, when delivered with a porcine capsule, is considered a Class III product. The Obalon balloon system when delivered with a cellulose-based capsule is considered a Class IIb product.
Regulatory frameworks for medical devices in certain countries in the Middle East
Unlike Europe, while the Gulf Cooperation Council, or GCC, jurisdictions often work together to purchase certain medical products in a coordinated fashion for government hospitals, there is not a coordinated system for the authorization of medical devices. Most GCC jurisdictions require that the official registered distributor of a product be wholly owned by nationals of that particular GCC jurisdiction.

Kingdom of Saudi Arabia, or KSA
The most pertinent regulation is the Interim Regulation for Medical Devices, issued by the Saudi Food & Drug Authority, or SFDA, Board of Directors’ Decree number 1-8-1429 dated approximately December 27, 2008 and the implementing regulations of the same. The SFDA is an independent regulatory body that is responsible for the authorization of medical devices, and current guidelines are generally based on pre-existing approval in one of the five founding member nations of the Global Harmonization Task Force, or GHTF, which are Australia, Canada, United States, European Union and Japan. There are no overt requirements for the provision of safety and effectiveness data in the form of clinical trials or other studies but these would likely come as a part of the approvals described above that are used as a basis to support approval within the KSA. The SFDA reserves its rights to require its own independent clinical trials as it deems necessary or appropriate. Regulatory authorization is required for all medical devices, regardless of device class. A potential exception to this requirement is for medical devices that were designed and constructed by local health care facility and staff for internal use. Similar to the United States, the SFDA requires post market surveillance to ensure safety and quality. This program is meant to be conducted by the Authorized Representative. With respect to the use of medical devices, it is the responsibility of the health care institution to inform the manufacturer and the SFDA of any adverse events associated with this use. We have appointed Al Sultan Saudi Medical Company as our responsible Authorized Representative for the KSA. Our Medical Device Marketing Authorisation was renewed on July 26, 2016 and expires on May 14, 2020. In KSA it is possible for a foreign party to establish a Technical & Scientific Office and register the medical device, while working with a locally licensed Authorized Representative to conduct sales of such approved medical devices.
Kuwait
Medical devices in Kuwait are regulated by the Medicines and Medical Supplies, Pharmaceuticals and Herbal Medicines Registration and Control Administration Department in the Ministry of Health.
In order for any company/manufacturer to sell a medical device in Kuwait, the specific medical device must be approved for use and registered in Kuwait with the Ministry of Health. The manufacturer of the device, through its agent/distributor should submit an application to the Ministry of Health for the approval and registration of the device. The documents required to register a medical device with the Ministry of Health in summary include: (i) the original Manufacturing License and Good Manufacturing Practice certificates; (ii) the original Free Sale Certificate which should mention the trade name, scientific name, indications, and detailed composition for active and inactive ingredients and which should be issued by the health authority in the country of origin of the device; (iii) the status of registration of the product in the country of origin; (iv) the original letter of appointment of an exclusive agent/distributor for the device; (v) a list of countries where the product is registered with registration dates and numbers; (vi) a sample of the product with information about the product on the outer and inner packaging in English or Arabic (the information on the packaging should include: the name of the product, its content/composition, uses, batch number, manufacturing date, expiry date, storage conditions, and instructions on use); (vii) a certificate of analysis of the finished product; (viii) safety and efficacy studies from an approved international authority (and/or clinical studies if applicable); and (ix) any other information the Ministry of Health may require. Once all documents are in order and the Ministry of Health does not require any further information, it will register the device under the names of the manufacturer and the relevant agent/distributor.
The promotion, distribution and sale of medical devices in Kuwait can only be done by a Kuwaiti entity that is appointed by the manufacturer of the device as its exclusive agent/distributor for Kuwait. Such agent/distributor must be authorized by and registered with the Medicines and Medical Supplies, Pharmaceuticals and Herbal Medicines Registration and Control Administration Department in the Ministry of Health and the Ministry of Commerce and Industry to do so. The device may be sold in licensed pharmacies and other places approved by the Ministry of Health.
We have appointed Bader as our exclusive agent/distributor in Kuwait.
United Arab Emirates, or UAE
The most pertinent regulation is UAE Federal Law No. 4 of 1983 for the Pharmaceutical Profession and Institutions and to Medical Device Regulations. There are many similarities between the SFDA and the Registration and Drug Control Department that is run out of the Ministry of Health & Prevention of the UAE. Applications for registration of medical devices in the UAE are done with the UAE Ministry of Health Registration & Drug Control Department and must include data on effectiveness in addition to safety (a nod to the requirements of the FDA). The UAE body has its own device classification system that is most closely related to that used by the European Union, defined as class 1, low risk; class 2, medium risk but nonimplantable; class 3, medium risk but implantable; and class 4, high risk. The Obalon balloon system is considered a Class 4 (high risk) device when delivered with a porcine-based gelatin capsule. We have appointed Sohail Faris Medical Equipment Trading as the responsible Authorized Representative for the UAE.

Privacy and security laws
The Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, directed the Secretary of the U.S. Department of Health and Human Services, or HHS, to promulgate regulations establishing protections for the privacy and security of individually identifiable health information, known as “protected health information” and prescribing standard requirements for electronic health care transactions. HIPAA generally requires certain entities, referred to as “covered entities” (including most healthcare providers, healthcare clearing houses and health plans), to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates,” as such term is defined by HIPAA, which, among other things, obligate the business associates to safeguard the covered entity’s PHI against improper use and disclosure.
The American Recovery and Economic Reinvestment Act of 2009, or ARRA, signed into law by President Obama on February 17, 2009, contained significant changes to the privacy and security provisions of HIPAA, including major changes to the enforcement provisions. Among other things, ARRA significantly increased the amount of civil monetary penalties that can be imposed for HIPAA violations. ARRA also authorized state attorneys general to bring civil enforcement actions under HIPAA. These enhanced penalties and enforcement provisions went into effect immediately upon enactment of ARRA. ARRA also required that HHS promulgate regulations requiring that certain notifications be made to individuals, to HHS and potentially to the media in the event of certain types of breaches of the privacy of protected health information. These breach notification regulations went into effect on September 23, 2009, and HHS began to enforce violations on February 22, 2010. Violations of the breach notification provisions of HIPAA can trigger the increased civil monetary penalties described above.
The Health Information Technology for Economic and Clinical Health Act, or HITECH, was also enacted in conjunction with ARRA. On January 25, 2013, HHS issued final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by HITECH, which had been previously issued as a proposed rule on July 14, 2010. Among other things, these modifications make business associates of covered entities directly liable for compliance with certain HIPAA requirements, strengthen the limitations on the use and disclosure of protected health information without individual authorizations, and adopt the additional HITECH enhancements, including enforcement of noncompliance with HIPAA due to willful neglect. The changes to HIPAA enacted as part of ARRA reflect a Congressional intent that HIPAA’s privacy and security provisions be more strictly enforced. It is likely that these changes will stimulate increased enforcement activity and enhance the potential that health care providers will be subject to financial penalties for violations of HIPAA.
In addition to the federal laws and regulations, there are a number of state laws regarding the privacy and security of health information and personal data. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation, vary widely, and new privacy and security laws in this area are evolving.
We believe we are not a covered entity for purposes of HIPAA, and we believe that we generally do not conduct our business in a manner that would cause us to be a business associate under HIPAA. Although we do not believe the business is subject to HIPAA, we nevertheless are committed to maintaining the security and privacy of patients’ health information.
Anti-kickback statutes
The federal Anti-Kickback Statute prohibits persons from (among other things) knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce the referral of an individual, or the recommending, furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.
Courts have interpreted the Anti-Kickback Statute quite broadly, holding that the statute will be violated if even one purpose of a payment – though not its sole or primary purpose – is to induce an act prohibited by the statute with a willful intent to act improperly. The statute prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Prosecutors may infer intent from the surrounding circumstances and, because courts have interpreted the statute to be violated if even one purpose of a payment is to induce the purchase of items or services paid for by federal healthcare programs, prosecutors have broad discretion in choosing arrangements to prosecute under the statute. There are statutory exceptions and regulatory “safe harbors” available to protect certain appropriately structured arrangements that otherwise would implicate the Anti-Kickback Statute. Those who structure their business arrangements to satisfy all of the criteria of a safe harbor are protected from liability under the statute.

Penalties for violation of the Anti-Kickback Statute are severe and may include, in addition to the fines and jail time described above, penalties imposed under the Civil Monetary Penalties Law, or the CMP Law, including exclusion from participation in Federal healthcare programs, civil monetary penalties of up to $50,000 for each improper act, and damages of up to three times the amount of remuneration at issue (regardless of whether some of the remuneration was for a lawful purpose). Because we do not anticipate that the Obalon balloon system will be reimbursed by any federal healthcare program, we do not believe that we will be subject to the federal Anti-Kickback Statute.
Many states have adopted laws similar to the Anti-Kickback Statute, however, and some of these state prohibitions apply to arrangements involving healthcare items or services reimbursed by any source, and not only by Medicare, Medicaid or another federal healthcare program. These state laws do not always have the same exceptions or safe harbors of the federal Anti-Kickback Statute. The business may be subject to some of these laws.
Government officials have focused recent enforcement efforts on the marketing of healthcare services and products, among other activities, and have brought cases against companies, and certain individual sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.
False claims laws
The federal False Claims Act imposes liability on any individual or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the False Claims Act and to share in any monetary recovery. In recent years, the number of lawsuits brought against healthcare industry participants by private individuals has increased dramatically.
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and the provision of inaccurate reimbursement coding advice, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been sued under the False Claims Act in connection with the off-label promotion of products.
Various states have also enacted false claims laws that are analogous to the federal False Claims Act. Many of these state laws apply to claims submitted to any third-party payor and are not limited to claims submitted to a federal healthcare program.
Because we do not expect the Obalon balloon system to be reimbursed by federal healthcare programs or any other third-party payor, we do not believe that the business generally will be subject to many of these laws.
Transparency laws
The federal Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Patient Protection and Affordable Care Act, or the PPACA, generally requires certain manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program and applicable group purchasing organizations to report on an annual basis: (i) certain payments and other transfers of value given to physicians and teaching hospitals and (ii) any ownership or investment interest that physicians, or their immediate family members, have in their company. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Under the statute, the federal government makes reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,000 to $10,000 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $150,000) and from $10,000 to $100,000 for each knowing failure to report (up to a maximum per annual report of $1 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in the reports. Because we do not expect the Obalon balloon system to be covered or reimbursed by any federal healthcare program, we do not believe that our business will be subject to the federal Sunshine Act.
There has been a recent trend of separate state regulation of payments and transfers of value by manufacturers of medical devices to healthcare professionals and entities, however, and some state transparency laws apply more broadly than does the federal Sunshine Act. Our business may be subject to some of these state laws.

Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act, or FCPA, prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. The scope of the FCPA includes interactions with certain healthcare professionals in many countries.
International laws
In Europe, and throughout the world, other countries have enacted anti-bribery laws and/or regulations similar to the FCPA. Violations of any of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.
There are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain required patient information could significantly impact our business and our future business plans.
U.S. healthcare reform
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of the Obalon balloon system. By way of example, PPACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the medical device industry. PPACA, among other things, imposed a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. Although the excise tax has been suspended for 2016 and 2017, absent further legislative action, the tax will be reinstated starting January 1, 2018.
There will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge and/or patients’ willingness to pay for the Obalon balloon system. While in general it is too early to predict what effect, if any, PPACA and its implementation, or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.
EMPLOYEES
As of December 31, 2016, we had 91 employees, including 24 in manufacturing and operations, 32 in sales and marketing, 11 in research and development, 14 in clinical affairs, regulatory affairs and quality assurance and 10 in finance, general administrative and executive administration. All 91 employees are full time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe that our employee relations are good.

FINANCIAL INFORMATION
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2016, 2015 and 2014 and our total assets as of December 31, 2016 and 2015, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.
CORPORATE INFORMATION
We were incorporated under the laws of the State of Delaware in January 2008. Our principal executive offices are located at 5421 Avenida Encinas, Suite F, Carlsbad, California 92008, and our telephone number is (760) 795-6558. Our website address is www.obalon.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this prospectus. Investors should not rely on any such information in deciding whether to purchase our common stock.

AVAILABLE INFORMATION

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission, or SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on the “Investor Information” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

ITEM 1A.     Risk Factors
RISK FACTORS
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related nothighes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. The market price of our common stock would likely decline, and you could lose all or part of your investment.
RISKS RELATED TO OUR BUSINESS
We have limited operating experience and a history of net losses, and we may not be able to achieve or sustain profitability.
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. We have also conducted a commercial launch of a previous generation of the Obalon balloon system in certain international markets, but our commercial sales experience in these international markets has been limited and our total revenue to date is approximately $14.0 million. We have incurred significant losses in each period since our inception in 2008, with net losses of $20.5 million, $15.6 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $76.6 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our Obalon balloon system and sell our Obalon balloon system internationally.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost of a direct sales force and the expansion of our manufacturing facilities, and as we continue to expend substantial amounts on research and development, including conducting clinical trials of our products in development. As a result, we expect our losses to continue for the foreseeable future. In addition, as a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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

•
any safety or efficacy concerns for the category of intragastric balloons including traditional saline-filled balloon such as those safety issues stated in the February 2017 FDA Health Care Provider letter warning about pancreatitis and hyperinflation;

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
Intragastric balloons are a new treatment option for obese and overweight patients. Currently, we are aware of only two other intragastric balloons available for sale in the United States, neither of which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. Our success depends in large part on our ability to educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon balloon system. Since we received PMA approval for the Obalon balloon system in September 2016, we began engaging in an active marketing campaign to raise awareness of our Obalon balloon system and its benefits among physicians, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
Physicians play a significant role in determining the course of a patient’s weight management or obesity treatments and as a result, the type of treatment that will be recommended or provided to a patient. We intend to target our sales efforts at bariatric surgeons, gastroenterologists, and plastic surgeons, because they are either the physicians treating obese and overweight patients and/or have experience with endoscopic procedures. However, the initial point of contact for many obese and overweight patients may be general practitioners, bariatricians, endocrinologists, obstetricians and gynecologists, each of whom commonly manage and regularly see patients that are obese or overweight. If these physicians are not made aware of our Obalon balloon system, they may not refer patients to bariatric surgeons, gastroenterologists or plastic surgeons for treatment using our product, and those patients may instead not seek treatment at all or be treated with pharmaceuticals or an alternative device or surgical procedure.
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. In February 2017, the FDA issued a letter to Healthcare Practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo saline-filled intragastric balloons. Although the letter specifically states that these events have not been reported for the Obalon balloon system, this action could create negative perceptions of the entire category and slow down the acceptance of the Obalon Balloon. Additionally, if patients undergoing treatment with our Obalon balloon perceive the weight loss inadequate or adverse events too numerous or severe as compared with the retreatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.

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
For instance, if the Obalon capsule does not reach a patient’s stomach and is inflated in another portion of the body, such as the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians have in the past have failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.
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
We have very limited experience as a company in the sales and marketing of our products. The majority of our product sales to date have been through a single international distributor in the Middle East, with a lesser percentage sold through distributors or directly to physicians in Europe and Mexico. We recently obtained FDA approval to market our Obalon balloon system in the United States, and commercialized in select U.S. states in January 2017 through a direct sales force. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales personnel. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
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

Our ability to increase our customer base and achieve broader market acceptance of our Obalon balloon system will depend to a significant extent on our ability to expand our marketing programs. We plan to dedicate significant financial and other resources to our marketing programs. Our business will be harmed if our marketing efforts and expenditures do not generate an increase in revenue.
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
We actively employ social media as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.
Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA and Federal Trade Commission. For example, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill.
We do not expect that physicians or patients will receive third-party reimbursement for treatment with our products. As a result, we expect that our success will depend on the ability and willingness of physicians to adopt self-pay practice management infrastructure and of patients to pay out-of-pocket for treatment with our products.
Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect that any third-party payors will cover or reimburse physicians or patients for the Obalon balloon system. As a result, we expect that our success will depend on the ability and willingness of physicians that may not have historically operated a self-pay practice to adopt the policies and procedures needed to successfully operate such a practice. Our initial sales and marketing efforts in the United States are targeted at bariatric surgeons, gastroenterologists and plastic surgeons. Bariatric surgeons and gastroenterologists are accustomed to providing services that are reimbursed by third-party payors. As a result, these physicians may need to augment their administrative staff and billing procedures to address the logistics of a self-pay practice. If physicians are unable or unwilling to make such changes, adoption of our products may be slower than anticipated.
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
All of our product sales through December 31, 2016 have occurred internationally using an earlier generation of the Obalon balloon system. We transitioned to production of the current generation of the Obalon balloon system in November 2016. As a result, we have limited experience in manufacturing the current Obalon balloon system in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system. We may encounter production delays or shortfalls caused by many factors, including the following:

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
Our operations have consumed substantial amounts of cash since inception. We believe that the net proceeds from our initial public offering, or IPO, together with our existing cash and cash equivalents and short-term investments and expected revenue, will be sufficient to meet our capital requirements and fund our operations through the next two years. Since we commenced U.S. commercialization of our Obalon balloon system in January 2017, we expect our costs and expenses to increase in the future, including the development of a direct sales force, increased marketing programs, the expansion of our manufacturing facilities, and as we continue to expend substantial amounts on research and development, including for conducting clinical trials, of our products in development. We also may need additional funds to complete the development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue generated by sales of our Obalon balloon system and any other products that may be approved in the United States;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon balloon system and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.
Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.

A majority of our historical revenue in 2016 and 2015, prior to our U.S. Launch in January 2017 was derived from a single distributor that is also one of our principal stockholders
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East. Revenue received from Bader’s distribution of our Obalon balloon system in the Middle East represented 100% of our total revenue for the year ended December 31, 2016 and a majority of our total revenue for the year ended December 31, 2015. We have discontinued sales of our prior generation product in the Middle East and do not plan to begin selling in the Middle East again until our next generation inflation system is approved. We are currently working closely with Bader to determine the best timing and strategy for launch of the current generation Obalon balloon system with the next generation inflation system in the Middle East. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a delay or failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including those recently approved by the FDA, including Vivus, Inc., Arena Pharmaceuticals, Inc., Orexigen Therapeutics, Inc., and those with older brands or generics including Takeda Pharmaceutical Company Ltd, AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. After approximately a decade, four new devices were approved by the FDA in 2015 and 2016. Enteromedics Inc. received FDA approval for the Maestro, which is intended to create weight loss by vagal nerve stimulation. ReShape Medical Inc. and Apollo EndoSurgery, Inc. received FDA approval for the ReShape Duo Balloon and the ORBERA Balloon, respectively, each a traditional saline-filled intragastric balloon. Aspire Bariatrics received FDA approval for the Aspire Assist, a device that allows a patient to aspirate food after a meal. Allurion Technologies, Inc. has also developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and the Middle East. Additionally, there are many more companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, which could compete with us in the future.
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
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. In particular, our President and Chief Executive Officer, Andrew Rasdal, who has been with us since inception, has been instrumental in building operational capabilities, raising capital and guiding product development and regulatory strategy. We do not currently maintain key personnel life insurance policies on any of our employees, including Mr. Rasdal.
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
In September 2016 and December 2016, we amended our loan and security agreement with Pacific Western Bank (as successor in interest to Square 1 Bank), pursuant to which an additional $5.0 million was made available to us, which has not been drawn down. As of December 31, 2016, we had $10.0 million in principal and interest outstanding under our loan and security agreement. We are required to make interest-only monthly payments on the outstanding debt through June 2018, followed by 30 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
We have instituted a swallow guarantee which may provide replacement of product for physicians when patients are unable to swallow a capsule. To qualify for a replacement of product, the physician must adhere by our policies and procedures. The swallow guarantee is limited to a certain number of swallow attempts per balloon placement, as well as other procedural and technical requirements. As a result of this program, our financial results or gross margin may be adversely impacted.
If we experience warranty claims, including manufacturing defects as well as our swallow guarantee, in excess of our expectations, or if our repair and replacement costs associated with warranty claims increase significantly, we will incur liabilities for potential warranty claims that may be greater than we expect. An increase in the frequency of warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our business, results of operations and financial condition.

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
At December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of approximately $58.7 million and $14.4 million, respectively. Each of the federal and state NOLs will begin expiring in 2028, unless previously utilized. We also had federal and California research and development tax credit carryforwards totaling $1.8 million and $1.6 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
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
The successful commercialization of the Obalon balloon system is dependent on the successful development and commercialization of future devices intended to improve the safety, efficacy, ease-of-use or cost of the Obalon balloon system. We have filed a PMA-Supplement for approval of our vegetable-based HydroxyPropylMethylCellulose, or HPMC, capsule, which is expected to replace the current animal-based gelatin capsule. It is not anticipated that human clinical data will be required for approval of this PMA-Supplement and the primary information used to support the approval will be in vitro testing. However, it is possible that the FDA may require this information, which could delay potential approval or we may fail to receive regulatory clearance at all. To support a potential request for human data, we evaluated the HPMC capsule in our SMARTCAR study. In the future, we intend to file a PMA-Supplement for approval of the Obalon Touch Inflation System, our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon Touch is a refinement of the EzPz Dispenser project based on the learning from actual usage. It is not anticipated that human clinical data will be required for approval and we expect the PMA-Supplement to based primarily on in vitro testing including, but not limited to, software validation and human factors assessment. However, it is possible that the FDA may require this information, which could delay potential approval. While we expect to successfully complete the in vitro testing required to submit a PMA supplement for the Obalon Touch inflation system, there can be no guarantee that these product enhancements will be completed or that we will receive regulatory approval for the sale and marketing of the Obalon Touch inflation system in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on Obalon Touch inflation system, HPMC capsule and other new products to achieve our revenue goals in future years, failure to receive FDA approval or regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain such regulatory approval, our ability to successfully market the Obalon balloon system may be limited. If we cannot sell our Obalon balloon system with Obalon Touch inflation system, the HPMC capsule and other new products as planned, our financial results could be harmed.
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
As of December 31, 2016, we held 14 issued U.S. patents and had 19 pending U.S. patent applications, as well as 17 international patents issued in Europe, Mexico, Australia, Canada, Asia, China and Israel and 34 pending international patent applications in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2032.
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
From time to time, third parties, including our competitors as well as other industry participants and/or non-practicing entities, may allege that the Obalon balloon system or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, we have received and may from time to time in the ordinary course of business continue to receive, letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe the patent rights of such third parties. If we decide not to seek a license or do not otherwise obtain a license to such third-party patents, there can be no assurance that we will not become subject to infringement claims or will not be forced to initiate legal proceedings in order to dispose of such actual or potential infringement claims or to seek to invalidate the claims of such third-party patents.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The public trading price for our common stock is affected by a number of factors, including:

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;

•	quarterly variations in our or our competitors’ results of operations;

•	the results of our clinical trials;

•	unanticipated or serious safety concerns related to the use of any of our products or competitive traditional saline-filled intragastric balloon products;

•	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;

•	regulatory or legal developments in the United States and other countries;

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our business;

•	changes in the structure of healthcare payment systems;

•	our commencement of, or involvement in, litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation; and

•	developments in our industry.
In recent years, the stock markets generally and the stock prices of many companies in the medical device industry have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it, and you may lose some or all of your investment.
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
As of December 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
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
ITEM 1B.     Unresolved Staff Comments
None.
ITEM 2.     Properties
Our principal executive offices are located in a 17,500 square foot facility in Carlsbad, California. The term of the lease for our facility extends through March 2019. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. We believe that our current facilities are adequate for our current needs.

ITEM 3.     Legal Proceedings
From time to time, we are involved in legal proceedings in the ordinary course of business. We are currently not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.     Mine Safety Disclosures
None.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The NASDAQ Global Market on October 6, 2016 and trades under the symbol “OBLN.” Prior to October 6, 2016, there was no public market for our common stock.
The following table sets forth for the indicated periods the high and low sales price of our common stock on The NASDAQ Global Market.

	High	Low
Year ended December 31, 2016
Fourth quarter (from October 6, 2016)	$15.88	$8.27
On February 17, 2017, the last reported sale price of our common stock was $9.31.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Obalon Therapeutics, Inc. under the Securities Act or the Exchange Act.
The following graph shows a comparison from October 6, 2016 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our common stock and NASDAQ Biotechnology Index and NASDAQ Composite. The graph assumes that $100 was invested at the close of market on October 6, 2016 in the common stock of Obalon Therapeutics, Inc., NASDAQ Biotechnology Index and NASDAQ Composite. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Cumulative Total Return Comparison

	October 16, 2016	December 31, 2016
Obalon Therapeutics, Inc.	$100.00	$59.00
NASDAQ Biotechnology	$100.00	$93.23
NASDAQ Composite	$100.00	$101.44

Holders of Record
As of February 17, 2017, there were approximately 60 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
Recent Sales of Unregistered Securities
From January 1, 2016 to December 31, 2016, we granted to our directors and employees options to purchase 740,782 shares of common stock under our 2008 Stock Plan with a weighted-average per share exercise price of $1.85. In the same period, we issued and sold 808,885 shares of common stock upon exercise of stock options issued under the 2008 Stock Plan to our directors, officers, employees, consultants and other service providers for cash consideration at prices ranging from $0.76 to $2.61 for an aggregate purchase price of $1.1 million. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.
On April 29, 2016 and May 4, 2016, we issued in two closings an aggregate of 1,916,425 shares of Series E convertible preferred stock at a purchase price of $8.2932 per share for an aggregate purchase price of $15.8 million to 12 purchasers that represented to the Registrant that they were each an accredited investor. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.
Use of Proceeds
On October 5, 2016, our Registration Statement on Form S-1 (File No. 333-213551) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to the IPO, we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share. UBS Securities LLC, Canaccord Genuity Inc. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of the offering and as representatives of the underwriters. BTIG LLC acted as co-manager for the offering. The offering did not terminate before all of the securities registered in the Registration Statement were sold. On October 12, 2016, we closed the sale of such shares, resulting in net proceeds to us of $67.2 million, after deducting underwriting discounts and commissions of approximately $5.2 million, and offering costs of approximately $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.
There has been no material change in the expected use of the net proceeds from our IPO, as described in our final Prospectus filed with the SEC on October 6, 2016 pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 6. Selected Consolidated Financial Data
We have derived the following selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2014 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014
Consolidated statements of operations data:
Revenue:
Revenue	$—	$216	$1,683
Revenue, related party	3,393	3,823	1,856
Total revenue	3,393	4,039	3,539
Cost of revenue	2,809	2,503	2,912
Gross profit	584	1,536	627
Operating expenses:
Research and development	9,872	12,978	5,767
Selling, general and administrative	10,217	3,491	4,700
Total operating expenses	20,089	16,469	10,467
Loss from operations	(19,505)	(14,933)	(9,840)
Interest expense, net	(477)	(549)	(220)
(Loss) gain from change in fair value of warrant liability	(466)	(34)	167
Other (expense) income, net	(19)	(41)	3
Net loss	(20,467)	(15,557)	(9,890)
Other comprehensive (loss) income	(1)	5	9
Net loss and comprehensive loss	$(20,468)	$(15,552)	$(9,881)
Net loss per share, basic and diluted(1)	$(4.85)	$(27.14)	$(18.61)
Weighted-average common shares outstanding, basic and diluted(1)	4,221,893	573,181	531,430

(1)
See Note 4 to our audited financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2016	2015	2014
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$75,475	$12,531	$19,244
Working capital	73,469	8,236	19,364
Total assets	78,778	14,221	20,719
Term loan	9,881	9,841	4,877
Warrant liability	—	332	56
Convertible preferred stock	—	54,699	54,826
Accumulated deficit	(76,609)	(56,142)	(40,585)
Total stockholders’ equity (deficit)	64,305	(55,139)	(39,856)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special note regarding forward-looking statements” and "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. In September 2016, we received premarket approval from the FDA to market our balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery. We commenced the U.S. commercial launch of our Obalon balloon system with both initial shipments to physicians and first commercial patient placements by physicians in January 2017. As of December 31, 2016, we had sold over 26,000 of our earlier generation Obalon balloon systems for commercial use outside the United States.
We began selling an earlier version of our Obalon balloon system in international markets in the third quarter of 2012. In 2015, we discontinued sales in certain international markets to conserve financial resources. We continued distribution of our earlier generation product in the Middle East through December 2016 while we focused on developing our current Obalon balloon system for the United States market. We have discontinued sales of our prior generation product in the Middle East and do not plan to begin selling in the Middle East again until our next generation inflation system is approved. We are currently working closely with Bader Sultan & Bros. Co W.L.L., or Bader, to determine the best timing and strategy for launch of the current generation Obalon balloon system with the next generation inflation system in the Middle East.
In June 2013, we entered into a distribution agreement with Bader, a healthcare products distributor based in Sufat, Kuwait, which subsequently became one of our significant stockholders. Pursuant to the distribution agreement, in November 2013, we began selling our earlier generation Obalon balloon system to Bader, our sole distributor in the Middle East. Sales to Bader for the years ended December 31, 2016, 2015 and 2014 totaled $3.4 million, $3.8 million and $1.9 million, which represented 100%, 94.7% and 52.4% of total revenue, respectively. For the year ended December 31, 2016, all of our total revenue consisted of sales of our earlier generation Obalon balloon system to Bader. We expect Bader to account for a significantly lower percentage of our total revenue in the future as we commenced commercial sales in the United States in January 2017.
We intend to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force, as well as selling our products through Bader in the Middle East and other distributors in select international markets. We have built a direct sales organization consisting of regional sales directors, executive account managers and product specialists. We are selling the Obalon balloon system on a self-pay basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay and cash pay practices. Given the initial focus of our sales and marketing efforts, we are targeting the U.S. market with a sales organization of approximately 25 individuals.
We generated total revenue, including revenue recognized from related parties, of $3.4 million, $4.0 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, our net loss was $20.5 million, $15.6 million and $9.9 million, respectively. We have not been profitable since inception, and as of December 31, 2016, our accumulated deficit was $76.6 million. From inception through December 31, 2016, we financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO in October 2016, and, to a lesser extent, debt financing arrangements.
On October 5, 2016, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share for aggregate cash proceeds of approximately $67.2 million, net of underwriting discounts, commissions, and offering costs. The IPO closed on October 12, 2016.

We expect to continue to incur net losses for the foreseeable future as we commercialize our product in the United States, including supporting our sales and marketing efforts in the United States, continuing research and development efforts, and seeking regulatory approval for new products and product enhancements. We may need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations or financial condition.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Total revenue consists of international sales of an earlier generation of our Obalon balloon system. Revenue consists of sales of our Obalon balloon system to distributors or directly to physicians in international markets outside of the Middle East, and revenue, related party reflects sales of our Obalon balloon system to Bader in the Middle East. During the third quarter of 2015, we discontinued sales in international markets other than the Middle East, and for the year ended December 31, 2016, total revenue consisted of sales of our Obalon balloon system to Bader in the Middle East.
In January 2017 we shifted our focus to selling our Obalon balloon system in the United States, which we anticipate will be our primary market. We expect that, as a result, total revenue will increase as we implement our U.S. sales strategy and our revenue from international sales will constitute a smaller percentage of total revenue. However, the degree to which our revenue increases depends on many factors, including acceptance of our Obalon balloon system by doctors and patients, the emergence of competing products and general economic trends.
Cost of revenue and gross margin
Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the manufacturing overhead that directly supports manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations supervision and management, material procurement, inventory control, allocated quality assurance costs associated with manufacturing our product, facilities and depreciation on production equipment. We expect cost of revenue to increase in absolute dollars to the extent our total revenue grows but decrease as a percentage total of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units.
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products, obsolete old products and adopt new manufacturing processes and technologies.
In January 2017, we began offering a swallow guarantee program in the United States where we may replace some balloons that cannot be swallowed by patients, subject to certain requirements and restrictions. As a result of this program our financial results or gross margin may be adversely impacted.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We have grown our sales and marketing headcount and programs significantly in the recent quarter in preparation for the commercial launch of our Obalon balloon system in the United States which occurred in January 2017. As a result, SG&A expenses have grown significantly in the recent quarter, and are expected to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we continue to expand our sales and marketing infrastructure to drive and support anticipated growth in revenue and due to the additional legal, accounting, insurance and other expenses associated with being a public company.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.
Revenue recognition
Revenue relates to sales of components of the Obalon balloon system, which includes the balloon and accessory kit, EzFill inflation system, pre-filled can of gas and placebo capsule. For the year ended December 31, 2016, the product was sold to one customer, Bader, a related party and healthcare product distributor based in Sufat, Kuwait. We recognize revenue when the following criteria are met:

•	Persuasive evidence of an arrangement exists. We consider this criterion satisfied when we have an agreement or contract in place with the customer.

•	Delivery has occurred. Our standard terms specify that title and risk of loss transfers upon shipment to customer. We use third-party shipping documents to verify that title has transferred.

•
The selling price is fixed or determinable. We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the executed sales contract or purchase order received prior to shipment. Our standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer’s obligation.

•	Collectability is reasonably assured. We assess whether collection is reasonably assured based on a number of factors, including the customer’s past transaction history and credit worthiness.
Stock-based compensation expense
We maintain an equity incentive plan to provide long-term incentive for employees, members of our board of directors and consultants. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to non-employee directors and consultants.
We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards, including employee stock options. We recognize this expense over the requisite service period. In addition, we recognize stock-based compensation expense in the statements of operations and comprehensive loss based on awards expected to vest and, therefore, the amount of expense has been reduced for estimated forfeitures. We use the straight-line method for expense attribution.

The valuation model we used for calculating the fair value of awards for stock-based compensation expense is the Black-Scholes option-pricing model, or the Black-Scholes model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including:

•
Expected term. We do not believe we are able to rely on our historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in determining the fair value-based measurement of our options. Therefore, we have opted to use the “simplified method” for estimating the expected term of options, which is the average of the weighted-average vesting period and contractual term of the option.

•
Expected volatility. Since there has been no public market for our common stock and lack of company specific historical volatility, we have determined the share price volatility for options granted based on an analysis of the volatility of a peer group of publicly traded companies. In evaluating similarity, we consider factors such as stage of development, risk profile, enterprise value and position within the industry.

•
Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

•	Dividend rate. We assumed the expected dividend to be zero as we have never paid dividends and have no current plans to do so.

•
Expected forfeiture rate. We are required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, we record the difference as a cumulative adjustment in the period that the estimates are revised.

•
Service period. We amortize all stock-based compensation over the requisite service period of the awards, which is generally the same as the vesting period of the awards. We amortize the stock-based compensation cost on a straight-line basis over the expected service periods.

•
Fair value of common stock. Prior to the completion of our initial public offering, the fair value of the common stock underlying our stock options has historically been determined by our board of directors after considering, among other things, contemporaneous valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations and financial condition, including our levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions and the lack of marketability of our common stock; and valuations obtained from sales of our preferred stock to unrelated parties. For stock awards after the completion of our initial public offering, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported on The NASDAQ Global Market on the date of grant.

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will change. We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Research and development expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued R&D expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued R&D expenses include the costs incurred for services performed by our vendors in connection with R&D activities for which we have not yet been invoiced.
We base our expenses related to R&D activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct R&D on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the R&D expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Advance payments for goods and services that will be used in future R&D activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there has been no material differences between our estimates of such expenses and the amounts actually incurred.
Income taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance.

Due to the uncertainty surrounding possible Internal Revenue Code of 1986, as amended, or IRC, section 382 and 383 limitations on the use of our U.S. federal and state tax net operating loss carryforwards and tax credits, such tax loss carryforwards and tax credits have been removed from the deferred tax assets as of December 31, 2016 and December 31, 2015.
In general, under Sections 382 and 383 of the IRC, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and certain other tax assets to offset future taxable income, and an ownership change is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. We have not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred.
If ownership changes within the meaning of IRC Section 382 and 383 have occurred, it could restrict our ability to use NOL carryforwards and research and development tax credits generated since inception. Limitations on our ability to use NOL carryforwards and research and development tax credits to offset future taxable income could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

RESULTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
Consolidated statements of operations data:
Revenue:
Revenue	$—	$216	$1,683
Revenue, related party	3,393	3,823	1,856
Total revenue	3,393	4,039	3,539
Cost of revenue	2,809	2,503	2,912
Gross profit	584	1,536	627
Operating expenses:
Research and development	9,872	12,978	5,767
Selling, general and administrative	10,217	3,491	4,700
Total operating expenses	20,089	16,469	10,467
Loss from operations	(19,505)	(14,933)	(9,840)
Interest expense, net	(477)	(549)	(220)
(Loss) gain from change in fair value of warrant liability	(466)	(34)	167
Other (expense) income, net	(19)	(41)	3
Net loss	(20,467)	(15,557)	(9,890)
Other comprehensive (loss) income	(1)	5	9
Net loss and comprehensive loss	$(20,468)	$(15,552)	$(9,881)
Comparison of years ended December 31, 2016 and 2015
Total revenue.    Total revenue decreased $0.6 million to $3.4 million during the year ended December 31, 2016, compared to $4.0 million during the year ended December 31, 2015. This decrease was primarily attributable to a decrease in the volume sold as we discontinued sales of our previous generation product in international markets outside the Middle East beginning in the third quarter of 2015. In 2016, we also reduced the volume sold in the Middle East in preparation for transition to our current generation product in 2017, which was partially offset by an increase in the price per unit sold.
Cost of revenue.    Cost of revenue increased $0.3 million to $2.8 million during the year ended December 31, 2016, compared to $2.5 million during the year ended December 31, 2015. This increase was primarily attributable to increased payroll costs and changes in the allocation of production cost between R&D expense and cost of revenue. Cost of revenue was also impacted by increased expenses associated with FDA approval including employee related expenses and write-down of obsolete materials.
Research and development expenses.    R&D expenses decreased $3.1 million to $9.9 million during the year ended December 31, 2016, compared to $13.0 million during the year ended December 31, 2015. This decrease was primarily due to a decrease of $4.6 million in clinical trials expenses as we concluded the SMART trial, partially offset by an increase of $1.1 million in headcount related expenses and an increase of $0.4 million to supplies and outside consultant expenses.
Selling, general and administrative expenses.    SG&A expenses increased $6.7 million to $10.2 million during the year ended December 31, 2016, compared to $3.5 million during the year ended December 31, 2015. This increase was primarily attributable to a $3.0 million increase in headcount related expenses in preparation for U.S. commercialization, a $1.3 million increase in outside consultant expenses for sales and marketing activities in preparation for U.S. commercialization, and a $1.2 million increase in legal fees associated with increased intellectual property development and protection. The remaining year over year increase was primarily related to higher expenses due to becoming a public company.
Interest expense, net.    Interest expense, net remained consistent at $0.5 million for the year ended December 31, 2016 and 2015.

Comparison of years ended December 31, 2015 and 2014
Total revenue.    Total revenue increased by $0.5 million to $4.0 million during the year ended December 31, 2015, compared to $3.5 million during the year ended December 31, 2014. This increase was attributable to a $2.0 million increase in revenue, related party due to the increased volume sold in the Middle Eastern market during the year ended December 31, 2015 as a result of our distributor selling to new territories, offset by a $1.5 million decrease in revenue, as we discontinued sales in Europe and Mexico beginning in the third quarter of 2015 and the volume sold in those regions decreased substantially.
Cost of revenue.    Cost of revenue decreased by $0.4 million to $2.5 million during the year ended December 31, 2015, compared to $2.9 million during the year ended December 31, 2014. This decrease was primarily attributable to lower payroll and outside consulting expense associated with manufacturing our products. During the year ended December 31, 2015, we operated with a lower engineering and supervisory headcount in our manufacturing department compared to the year ended December 31, 2014.
Research and development expenses.    R&D expenses increased $7.2 million to $13.0 million during the year ended December 31, 2015, compared to $5.8 million during the year ended December 31, 2014. This increase was primarily attributable to the initiation of our SMART trial in April 2015.
Selling, general and administrative expenses.    SG&A expenses decreased $1.2 million to $3.5 million during the year ended December 31, 2015, compared to $4.7 million during the year ended December 31, 2014. This decrease was primarily attributable to decreases in selling and marketing expenses due to the discontinuation of sales in Mexico and Europe beginning in the third quarter of 2015.
Interest expense, net.    Interest expense, net increased $0.3 million to $0.5 million during the year ended December 31, 2015, compared to an expense of $0.2 million during the year ended December 31, 2014. The increase in interest expense was attributable to an increase in outstanding debt to support our operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2016, we had cash and cash equivalents and short-term investments of $75.5 million and an accumulated deficit of $76.6 million. Our primary sources of capital have been the sale of common stock in our IPO, private placements of preferred stock and the incurrence of debt. On October 5, 2016, our Registration Statement on Form S-1 relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share for aggregate cash proceeds of approximately $67.2 million, net of underwriting discounts, commissions, and offering costs. The IPO closed on October 12, 2016. In addition, we have raised an aggregate of $70.5 million in proceeds from convertible preferred stock financings. Furthermore, we have $10.0 million in debt with Pacific Western Bank (as successor in interest to Square 1 Bank) that was amended in September and December 2016 and allows us to borrow an additional $5.0 million through December 2017. As of December 31, 2016, our aggregate outstanding indebtedness under the loan and security agreement was $10.0 million.
We expect to incur substantial additional expenditures in the next 12 months to support the commercial launch of our product in the United States. We believe that our existing cash and cash equivalents and short-term investments and expected revenue, will be sufficient to meet our capital requirements and fund our operations through the next two years. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our Obalon balloon system, including support of a direct sales force and the expansion of our manufacturing facilities, and as we continue to make substantial expenditures on research and development, including for conducting clinical trials of our products in development. Additionally, we expect to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of maintaining and growing our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue generated by sales of our Obalon balloon system and other products that may be approved in the United States;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing variations of our Obalon balloon system, and, if necessary, obtaining FDA approval of such variations;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent and scope of our general and administrative expenses.
Additional financing, if necessary, may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay establishment or expansion of sales and marketing capabilities or other activities necessary to commercialize our products.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016 and December 2016.
As of December 31, 2016, we could borrow up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million which was carried over from our previous agreement in September 2016, and a second tranche of $5.0 million which may be drawn by us any time prior to December 21, 2017. As of December 31, 2016, we have not drawn down on this second tranche, and had $10.0 million outstanding under this loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020.
The loan and security agreement provides for an interest-only period through June 21, 2018, followed by a 30-month principal and interest period. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement also requires that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement.
CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(19,368)	$(11,392)	$(9,907)
Investing activities	6,201	2,777	(7,918)
Financing activities	82,786	5,062	22,188
Exchange rate effect	—	7	12
Net increase (decrease) in cash and cash equivalents	$69,619	$(3,546)	$4,375
Net cash used in operating activities
During the year ended December 31, 2016, net cash used in operating activities was $19.4 million, consisting primarily of a net loss of $20.5 million and a decrease in net operating assets of $0.3 million. These items were partially offset by non-cash charges of $1.4 million, consisting primarily of changes in the fair value of warrant liability, stock-based compensation expense, depreciation and non-cash interest expense related to amortization of investment premium and debt discount.

During the year ended December 31, 2015, net cash used in operating activities was $11.4 million, consisting primarily of a net loss of $15.6 million, offset by a decrease in net operating assets of $3.4 million and non-cash charges of $0.8 million. The decrease in net operating assets primarily consisted of increased accrued expenses for our SMART trial and a customer deposit received from Bader. The non-cash charges consisted primarily of depreciation, stock-based compensation, and non-cash interest expense related to amortization of investment premium and debt discount.
During the year ended December 31, 2014, net cash used in operating activities was $9.9 million, consisting primarily of a net loss of $9.9 million and an increase in net operating assets of $0.3 million, partially offset by non-cash charges of $0.3 million. The increase in net operating assets was primarily attributable to increases in inventory and other current assets and decreases in accrued clinical expenses. The non-cash charges primarily consisted of depreciation, stock-based compensation expense and non-cash interest expense related to amortization of investment premium and debt discount.
Net cash provided by (used in) investing activities
During the year ended December 31, 2016, net cash provided by investing activities was $6.2 million, consisting primarily of maturities of short-term investments, partially offset by purchases of short term investments.
During the year ended December 31, 2015, net cash provided by investing activities was $2.8 million, consisting primarily of maturities of short-term investments, partially offset by purchases of short term investments.
During the year ended December 31, 2014, net cash used in investing activities was $7.9 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short-term investments.
Net cash provided by financing activities
During the year ended December 31, 2016, net cash provided by financing activities was $82.8 million, consisting of net proceeds of $67.2 million from our IPO, net proceeds of $14.5 million from the issuance of Series E convertible preferred stock and proceeds of $1.1 million from sale of common stock upon exercise of stock options.
During the year ended December 31, 2015, net cash provided by financing activities was $5.1 million, consisting primarily of proceeds of $5.0 million from borrowings under our loan and security agreement with Pacific Western Bank.
During the year ended December 31, 2014, net cash provided by financing activities was $22.2 million, consisting primarily of net proceeds of $20.2 million from the issuance of Series D convertible preferred stock and a $2.0 million increase in borrowings under our loan and security agreement with Pacific Western Bank.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.
CONTRACTUAL OBLIGATIONS
Our principal obligations consist of the operating lease for our facility and our loan and security agreement with Pacific Western Bank. The following table sets out, as of December 31, 2016, our contractual obligations due by period:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1).	$745	$248	497	$—	$—
Term loan	10,000	—	6,000	4,000	—
Total	$10,745	$248	$6,497	$4,000	$—

(1)
Consists of obligations under a multi-year, non-cancelable building lease for our facility in Carlsbad, California. An amendment to the lease was executed in February 2017 and is reflected herein. The lease will expire on March 31, 2019.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above. As of December 31, 2016, we had completed our lead clinical trial and all material expenses were accrued.

EFFECTS OF INFLATION
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.
RECENT ACCOUNTING PRONOUNCEMENTS
See “Notes to Financial Statements-Note 2-Recent Accounting Pronouncements” of our annual financial statements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk
INTEREST RATE RISK
The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, short-term investments, and long term debt. All of our cash equivalents and short-term investments are carried at quoted market prices. All of our short-term investments are U.S. treasury notes with maturities of less than one year. Due to the short-term maturities and low risk profile of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our cash equivalents. We do not currently use or plan to use financial derivatives in our investment portfolio.
In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of December 31, 2016, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of December 31, 2016 and 2015, our cash and cash equivalents were maintained with one financial institution in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

ITEM 8.     Financial Statements and Supplementary Data
The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC, which requires such assessment to be included beginning with a registrant's second Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     Other Information
None.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Annual Report:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Obalon Therapeutics, Inc.:
We have audited the accompanying consolidated balance sheets of Obalon Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Obalon Therapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
San Diego, California
February 23, 2017

OBALON THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$72,975	$3,356
Short-term investments	2,500	9,175
Accounts receivable, related party	515	636
Inventory	827	363
Other current assets	1,244	273
Total current assets	78,061	13,803
Property and equipment, net	717	418
Total assets	$78,778	$14,221
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$595	$549
Accrued compensation	2,497	1,250
Accrued clinical expenses	101	913
Other current liabilities	1,399	493
Customer deposit from related party	—	1,283
Current portion of long-term loan	—	747
Warrant liability	—	332
Total current liabilities	4,592	5,567
Long-term loan, excluding current portion	9,881	9,094
Total liabilities	14,473	14,661

Commitments and contingencies (See Note 10)
Convertible preferred stock
Series A convertible preferred stock, $0.001 par value; 2,333,332 shares authorized; none and 804,595 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference of $0 and $7,000 at December 31, 2016 and December 31, 2015, respectively	—	6,773
Series B convertible preferred stock, $0.001 par value; 4,333,332 shares authorized; none and 1,494,248 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference of $0 and $6,500 at December 31, 2016 and December 31, 2015	—	6,454
Series C convertible preferred stock, $0.001 par value; none and 7,809,939 shares authorized at December 31, 2016 and December 31, 2015, respectively; none and 2,668,533 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference of $0 and $16,523 at December 31, 2016 and December 31, 2015, respectively	—	16,393
Series C-1 convertible preferred stock, $0.001 par value; none and 2,783,334 and shares authorized at December 31, 2016 and December 31, 2015, respectively; none and 480,286 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference of $0 and $5,000 at December 31, 2016 and December 31, 2015, respectively	—	4,984
Series D convertible preferred stock, $0.001 par value; none and 11,546,013 shares authorized at December 31, 2016 and December 31, 2015, respectively; none and 2,732,552 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference of $0 and $41,180 at December 31, 2016 and December 31, 2015, respectively	—	20,095

Series E convertible preferred stock, $0.001 par value; 0 shares authorized at December 31, 2016 and 2015, respectively; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively; liquidation preference of $0 at December 31, 2016 and 2015, respectively	—	—
	—	54,699

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 300,000,000 and 35,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 16,773,205 and 575,126 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	17	1
Additional paid-in capital	140,898	1,002
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(76,609)	(56,142)
Total stockholders’ equity (deficit)	64,305	(55,139)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$78,778	$14,221

See accompanying notes to consolidated financial statements

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Year ended December 31,
	2016	2015	2014
Revenue:
Revenue	$—	$216	$1,683
Revenue, related party	3,393	3,823	1,856
Total revenue	3,393	4,039	3,539
Cost of revenue	2,809	2,503	2,912
Gross profit	584	1,536	627
Operating expenses:
Research and development	9,872	12,978	5,767
Selling, general and administrative	10,217	3,491	4,700
Total operating expenses	20,089	16,469	10,467
Loss from operations	(19,505)	(14,933)	(9,840)
Interest expense, net	(477)	(549)	(220)
(Loss) gain from change in fair value of warrant liability	(466)	(34)	167
Other (expense) income, net	(19)	(41)	3
Net loss	(20,467)	(15,557)	(9,890)
Other comprehensive (loss) income	(1)	5	9
Net loss and comprehensive loss	$(20,468)	$(15,552)	$(9,881)
Net loss per share, basic and diluted	$(4.85)	$(27.14)	$(18.61)
Weighted-average common shares outstanding, basic and diluted	4,221,893	573,181	531,430

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares and per share data)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series C-1 convertible preferred stock		Series D convertible preferred stock		Series E convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	804,595	$6,773	1,494,248	$6,454	2,668,533	$16,393	480,286	$4,984	—	$—	—	$—	529,199	$1	$540	$(14)	$(30,695)	$(30,168)
Issuance of common stock for cash	—	—	—	—	—	—	—	—	—	—	—	—	4,285	—	8	—	—	8
Issuance of preferred stock at $7.5351 per share, net of issuance costs of $368	—	—	—	—	—	—	—	—	2,732,552	20,222	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	185	—	—	185
Foreign currency translation adjustment and other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,890)	(9,890)
Balance at December 31, 2014	804,595	$6,773	1,494,248	$6,454	2,668,533	$16,393	480,286	$4,984	2,732,552	$20,222	—	$—	533,484	$1	$733	$(5)	$(40,585)	$(39,856)
Issuance of common stock for cash	—	—	—	—	—	—	—	—	—	—	—	—	41,642	—	62	—	—	62
Issuance of warrants in connection with preferred stock financing	—	—	—	—	—	—	—	—	—	(127)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	207	—	—	207
Foreign currency translation adjustment and other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,557)	(15,557)
Balance at December 31, 2015	804,595	$6,773	1,494,248	$6,454	2,668,533	$16,393	480,286	$4,984	2,732,552	$20,095	—	$—	575,126	$1	$1,002	—	$(56,142)	$(55,139)
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	808,885	1	819	—	—	820
Issuance of preferred stock at $8.2932 per share, net of issuance costs of $94	—	—	—	—	—	—	—	—	—	—	1,916,425	15,799	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	563	—	—	563
Conversion of preferred stock to common stock in connection with initial public offering	(804,595)	(6,773)	(1,494,248)	(6,454)	(2,668,533)	(16,393)	(480,286)	(4,984)	(2,732,552)	(20,095)	(1,916,425)	(15,799)	10,360,419	10	70,488	—	—	70,498
Issuance of common stock in initial public offering, net of underwriting discount, commissions and issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	5,000,000	5	67,228	—	—	67,233
Net exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	28,775	—	591	—	—	591
Reclassification of warrant liability as equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	207	—	—	207
Foreign currency translation adjustment and other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,467)	(20,467)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	16,773,205	$17	$140,898	$(1)	$(76,609)	$64,305

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(20,467)	$(15,557)	$(9,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192	167	166
Stock-based compensation	563	207	185
Loss on disposal of fixed assets	13	19	5
Change in fair value of warrant liability	466	34	(167)
Amortization of investment premium, net	125	260	64
Amortization of debt discount	70	79	41
Change in operating assets and liabilities:
Accounts receivable, net	—	96	83
Accounts receivable from related party	121	(481)	4
Inventory	(464)	77	(166)
Other current assets	(985)	27	(109)
Accounts payable and accrued expenses	46	370	(33)
Accrued compensation	1,247	1,018	33
Accrued clinical expenses	(812)	898	(129)
Other current liabilities	517	111	6
Customer deposit from related party	—	1,283	—
Net cash used in operating activities	(19,368)	(11,392)	(9,907)
Investing activities:
Purchases of short-term investments	(18,897)	(18,590)	(12,400)
Maturities of short-term investments	25,450	21,500	4,250
Sales of short-term investments	—	—	500
Purchase of property and equipment	(352)	(139)	(268)
Proceeds from disposal of property and equipment	—	6	—
Net cash provided by (used in) investing activities	6,201	2,777	(7,918)
Financing activities:
Issuance of preferred stock for cash, net of offering costs	14,517	—	13,622
Issuance of preferred stock to related party for cash	—	—	6,600
Proceeds from initial public offering, net of issuance costs	67,233	—	—
Proceeds from long-term loan, net of issuance costs	—	5,000	4,958
Fees paid in connection with loan amendment	(30)	—	—
Repayments of long-term loans	—	—	(3,000)
Sale of common stock upon exercise of stock options	1,066	62	8
Net cash provided by financing activities	82,786	5,062	22,188
Effect of exchange rate changes on cash and cash equivalents	—	7	12
Net increase (decrease) in cash and cash equivalents	69,619	(3,546)	4,375
Cash and cash equivalents at beginning of period	3,356	6,902	2,527
Cash and cash equivalents at end of period	$72,975	$3,356	$6,902
Supplemental cash flow information:
Interest paid	$527	$475	$164
Income taxes paid	$—	$2	$1
Conversion of convertible preferred stock to common stock	$70,498	$—	$—
Net exercises of warrants	$591	$—	$—
Conversion of customer deposit from related party to preferred stock	$1,283	$—	$—
Property and equipment in accounts payable	$140	$—	$—
See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Obalon Therapeutics, Inc., or the Company, was incorporated in the state of Delaware on January 2, 2008. The Company is a vertically-integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Using its patented technology, the Company has developed the Obalon balloon system, the first and only FDA approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients.
The consolidated financial statements include the accounts of Obalon Therapeutics, Inc., and its wholly owned subsidiaries, Obalon Italy SRL and Obalon Therapeutics, LLC. Obalon Therapeutics, LLC is a shell Company, which owns 99% of Obalon Mexico DE RL CV. Obalon Italy SRL was dissolved during 2015 and Obalon Mexico DE RL CV was dissolved during 2016. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s principal operations are located in Carlsbad, California and it operates in one business segment.
As of December 31, 2016, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized revenue, including revenue from related parties, of $3.4 million, $4.0 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. However, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings. On September 8, 2016, the Company received premarket approval from the U.S. Food and Drug Administration, or FDA, to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. For all periods presented, all sales are to customers outside of the United States.
Initial Public Offering
On October 5, 2016, the Company’s Registration Statement on Form S-1 (File No. 333-213551) relating to the initial public offering, or IPO, of its common stock was declared effective by the Securities and Exchange Commission, or SEC. Pursuant to such Registration Statement, the Company sold an aggregate of 5,000,000 shares of its common stock at a price of $15.00 per share for aggregate cash proceeds of approximately $67.2 million, net of underwriting discounts, commissions, and offering costs. The IPO closed on October 12, 2016.
On October 12, 2016, immediately prior to the closing of the IPO, the following events occurred:

•
An aggregate of 10,360,419 shares of common stock, excluding any warrant conversions, were issued to the holders of the Company’s Series A, Series B, Series C, Series C-1, Series D and Series E convertible preferred stockholders upon the automatic conversion of all shares of convertible preferred stock to common stock. As a result, no Series A, Series B, Series C, Series C-1, Series D or Series E convertible preferred stock remain outstanding at December 31, 2016.

•
Initiated on October 11, 2016, Series C-1 and D warrants for 36,562 shares of the Company's preferred stock were exercised by Pacific Western Bank (as successor in interest to Square 1 Bank) via cashless exercise resulting in the subsequent issuance of 16,558 shares of common stock on October 12, 2016.

•	Series D warrants for 24,550 shares of the Company’s preferred stock were automatically net exercised resulting in the issuance of 12,217 shares of common stock.

•
The remaining outstanding Series C preferred stock warrants exercisable for an aggregate of 24,224 shares of convertible preferred stock automatically converted into warrants exercisable for an aggregate of 24,224 shares of common stock.

•	The 2016 Plan, and the 2016 ESPP, as described in Note 7, were adopted.

•	An aggregate of 223,371 shares of common stock reserved but not issued under the 2008 Plan became available for grant under the 2016 Plan.

•	The Company filed its amended and restated certificate of incorporation on October 12, 2016, authorizing 300,000,000 shares of common stock and 10,000,000 shares of preferred stock.
February 2014 Reverse Stock Split
In February 2014, the board of directors of the Company approved a 3-for-1 reverse stock split of the Company’s common and preferred stock. All share and per share information included in the accompanying consolidated financial statements and notes to consolidated financial statements give retroactive effect to this reverse stock split for the Company’s common and preferred stock.
September 2016 Reverse Stock Split
In September 2016, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock and convertible preferred stock at a 2.9-to-1 ratio, which was effected on September 23, 2016. All share and per share information included in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for the Company’s common and preferred stock for all periods presented.
Liquidity
As reflected in the accompanying consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of December 31, 2016, its accumulated deficit was $76.6 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its IPO and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it builds its sales and marketing organization, supports commercialization of its product in the United States and continues research and development efforts. The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company believes that its existing cash and cash equivalents and short-term investments and expected revenue will be sufficient to meet its capital requirements and fund its operations through the next two years.
2.    Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. Actual results could differ materially from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Short-Term Investments
The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the consolidated statements of operations and comprehensive loss. All of the Company’s short-term investments are U.S. Treasury notes with maturities of less than one year. For the years ended December 31, 2016, 2015 and 2014, unrealized losses were immaterial amounts, respectively. Realized gains and losses would be calculated on the specific-identification method and recorded as interest income. There have been no material realized gains and losses for the years ended December 31, 2016, 2015 and 2014. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Fair Value Measurements
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable from related party, accounts payable, and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of the term loan approximates its fair value as the interest rate and other terms are that which is currently available to the Company.
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with authoritative accounting guidance:

▪	Level 1 inputs: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

▪
Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

▪
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Accounts Receivable
Receivables are unsecured and are carried at net realizable value including an allowance for estimated uncollectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical expense, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. The Company’s allowance for doubtful accounts was $0 at both December 31, 2016 and 2015, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable, which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company’s customers consist of distributors. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past-due amounts, and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Year ended December 31,
	2016	2015	2014
Single largest customer:
Revenue, related party	100.0%	94.7%	52.4%
Accounts receivable, related party	100.0%	100.0%	61.0%
Second largest customer:
Revenue	N/A	N/A	10.0%
Accounts receivable	N/A	N/A	2.6%
Inventory
Inventory is stated at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value, computed on a standard cost basis. Inventory that is obsolete or is in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.
Property and Equipment
Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Assets not yet placed in use are not depreciated.
The useful lives of the property and equipment are as follows:

Computer hardware	3 years
Computer software	Shorter of 3 years or length of software license
Furniture and fixtures	5 years
Scientific equipment	5 years
Leasehold improvements	Shorter of lease term or useful life
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company did not recognize any material impairment losses for the respective years ended December 31, 2016, 2015 and 2014.
Research and Development Costs
All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of our technologies under development and (iii) other research and development expenses.
Clinical Trial Expenses
The Company enters into contracts with third party hospitals and doctors to perform clinical trial activities. The Company accrues expenses for clinical trial activities performed by third parties based on estimates of work performed by each third party as of the balance sheet date. The Company’s clinical trial expense is primarily driven by patient visits to the third party hospitals and doctors. As such, the Company uses the estimated patient visits based on third-party reporting and the contractually agreed upon cost for each visit to calculate its clinical accrual.

Stock-Based Compensation
Stock-based awards issued to employees and directors, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight-line basis over the employee’s or director’s requisite service period (generally the vesting period). Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
Income Taxes
Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
The Company accounts for interest and penalties related to income tax matters, if any, as a component of income tax expense or benefit.
Revenue Recognition
Revenue relates to sales of components of the Obalon balloon system, which includes the balloon and accessory kit, EzFill inflation system, pre-filled can of gas and placebo capsule.
The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company does not provide for rights of return to customers on product sales, with the exception of products that fail to conform to the Company’s specifications. As these non-conforming returns have historically been immaterial, the Company does not record a provision for returns. The Company does not have any post shipment obligations or acceptance provisions within its customer contracts. The Company occasionally offers discounts off its standard prices to non-distributor customers, which are agreed upon and known at the time of sale. In these cases, revenue is recognized net of these discounts. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue.
Product Warranty
The Company warranties its products to be of good quality and free from defects in design, materials, or workmanship for approximately one year from the date of purchase. The Company accrues for the estimated future costs of repair or replacement upon shipment. The warranty accrual is recorded to cost of revenue and is based on historical and forecasted trends in the volume of product failures during the warranty period and the cost to repair or replace the equipment.
It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The warranty expense as of December 31, 2016, 2015 and 2014 was immaterial for each year.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense. Advertising costs for the years ended December 31, 2016, 2015 and 2014 were approximately $0.9 million, $0.3 million and $0.3 million for 2016, 2015 and 2014, respectively.
Preferred Stock Warrants
The fair value of preferred stock warrants issued in conjunction with debt issuances was initially recorded as a warrant liability and debt discount. The debt discount associated with the initial warrant fair value is being amortized to interest expense using the effective-interest method in the Company’s consolidated statements of operations and comprehensive loss over the term of the debt.

The fair value of preferred stock warrants issued in conjunction with preferred stock issuances was initially recorded as a warrant liability and reduction of the proceeds received. The fair value of the warrants was estimated using the Black-Scholes option pricing model based on the estimated fair value of the preferred stock at the valuation date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying preferred stock. Prior to the automatic conversion of the warrants in conjunction with the IPO on October 12, 2016, the warrant liability was remeasured each reporting period with changes in fair value being recognized in the consolidated statements of operations and comprehensive loss.
As noted above in Note 1, in connection with the completion of the Company’s IPO, all the remaining outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. As such, the Company reclassified the remaining warrant liability to stockholders’ equity as the converted warrants met the definition of an equity instrument under derivative accounting guidance. The Company performed the final remeasurement of the warrant liability as of the IPO closing date. See Note 3 for the amounts associated with the fair value remeasurements and Note 8 for further description of the remaining warrants.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, for both annual and interim periods. ASU 2014-15 also requires certain disclosures around management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU 2014-15 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial statements.
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update applies to companies that measure inventory on a first in, first out, or FIFO, or average cost basis. Under this update, companies are to measure their inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion. The amendments in this update are effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.
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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which was issued in March 2014 and has been codified with the Accounting Standards Codification as Topic 606, is now effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. While the Company is continuing to assess all potential impacts of the standard, they do not believe that their current revenue streams will be materially affected. As the Company begins commercialization in the U.S. during 2017 and enters into sales agreements with customers as part of this commercialization, the Company will continue to assess the potential impacts of the standard, including the impact to the pattern with which they recognize revenue based on the terms entered into and finalizing the determination of transition approach.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it is currently recorded. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. All tax-related cash flows resulting from stock-based payments are to be reported as operating activities on the statement of cash flows. The guidance also allows a Company to make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. The Company does not recognize any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on its deferred tax assets. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.

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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury bonds(2)	$2,500	$2,500	$—	$—
Total assets	$2,500	$2,500	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds(1)	$3,593	$3,593	$—	$—
U.S. Treasury bonds(2)	9,175	9,175	—	—
Total assets	$12,768	$12,768	$—	$—
Liabilities:
Warrant liability	$332	$—	$—	$332
Total liabilities	$332	$—	$—	$332

(1)	Classified as cash and cash equivalents on the consolidated balance sheets.

(2)	Classified as short-term investments on the consolidated balance sheets.
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2016 and 2015.
As discussed in Note 2 above, 61,112 warrants were exercised to common stock and all of the remaining outstanding 24,224 warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are equity classified at December 31, 2016. Prior to the exercise and the conversion, the Company estimated the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurements using the Black-Scholes option-pricing model at each reporting date.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the convertible preferred stock warrants at the exercise and conversion date, and December 31, 2015:

	October 12, 2016	December 31, 2015

Assumed risk-free interest rate	0.90% - 1.64%	1.28% - 2.06%
Assumed volatility	53.42% - 62.36%	66.76% - 70.66%
Expected life	2.40 yrs - 7.96 yrs	3.15 - 8.75 yrs
Expected dividend yield	—%	—%
Preferred stock fair value:
Series D	$13.92	$8.41
Series C-1	$13.92	$2.24
Series C	$13.92	$1.72
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

Preferred stock fair value — On October 12, 2016, the conversion date, the Company used the closing price of its common stock. Given the absence of a public trading market on December 31, 2015, the Company considered numerous objective and subjective factors to determine the fair value of preferred stock at each valuation date. These factors included, but were not limited to, (i) contemporaneous valuations of preferred stock performed by unrelated third-party specialists; (ii) the prices for preferred stock sold to outside investors; (iii) the rights, preferences and privileges of preferred stock relative to common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of the Company, given prevailing market conditions.

As of December 31, 2015, reasonable changes in the unobservable inputs would not be expected to have a significant impact on the consolidated financial statements. The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 for the years ended December 31, 2016 and 2015.
The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 (in thousands):

Fair value measurements at reporting date using significant unobservable inputs (Level 3)
Balance at December 31, 2014	$56
Issuance of warrants for the purchase of convertible preferred stock	242
Loss from change in fair value of warrant liability	34
Balance at December 31, 2015	332
Loss from change in fair value of warrant liability	466
Fair value of warrants exercised	(591)
Reclassification of warrants to stockholders' equity (deficit)	(207)
Balance at December 31, 2016	$—

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of long-term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of long-term loan approximates the current fair value due to the proximity of when the long-term loan was negotiated.
4.    Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Year ended December 31,
	2016	2015	2014
Net loss	$(20,467)	$(15,557)	$(9,890)
Weighted-average shares used in computing net loss per share	4,221,893	573,181	531,430
Net loss per share, basic and diluted	$(4.85)	$(27.14)	$(18.61)
The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock and if-converted methods that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2016	2015	2014
Convertible preferred stock, on an as-converted basis	—	8,443,994	6,654,734
Stock options to purchase common stock	830,145	—	59,438
Total	830,145	8,443,994	6,714,172

5.    Balance Sheet Details
Short-term investments consist of the following (in thousands):

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2016:
U.S. Treasury	1 year or less	$2,501	$—	$(1)	$2,500
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2015:
U.S. Treasury	1 year or less	$9,178	$—	$(3)	$9,175
Inventory consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$379	$235
Work in process	239	121
Finished goods	209	7
Total	$827	$363
Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid assets	$962	$234
Interest receivable	5	25
Other assets	277	14
Total	$1,244	$273
Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Computer equipment	$334	$255
Leasehold improvements	193	181
Furniture and fixtures	118	82
Scientific equipment	854	770
Construction in progress, or CIP	302	24
	1,801	1,312
Less: accumulated depreciation and amortization	(1,084)	(894)
Total	$717	$418

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $0.2 million for all periods, respectively.

Other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued legal	$53	$162
Accrued professional fees	560	195
Accrued interest	44	44
Other accrued expenses	742	92
Total	$1,399	$493
6.    Term Loan
In June 2013, the Company entered into a loan and security agreement, or 2013 Loan Agreement, with Pacific Western Bank (as successor in interest to Square 1 Bank) allowing for borrowings up to $3.0 million. In addition to the interest payments, Pacific Western Bank received warrants for the purchase of up to 8,693 shares of the Company’s Series C-1 convertible preferred stock. On October 11, 2016, all the warrants were net exercised into 2,689 shares which were subsequently issued as common stock on October 12, 2016 in conjunction with the IPO closing. In October 2014, the Company amended the 2013 Loan Agreement and executed a $10.0 million credit facility with Pacific Western Bank, or 2014 Loan Agreement. The 2014 Loan Agreement was separated into two tranches, Term Loan A and Term Loan B. Term Loan A was $5.0 million, which included the existing $3.0 million of outstanding debt and the additional $2.0 million that was funded upon closing of the 2014 Loan Agreement. Term Loan B was $5.0 million and was available upon receipt of at least $20.0 million in proceeds from the issuance and sale of the Company’s equity securities to investors. Term Loan B was funded after the close of the Company’s Series D financing in January 2015. As part of the 2014 Loan Agreement, the Company issued Pacific Western Bank additional warrants to purchase up to 27,869 shares of its Series D convertible preferred stock at $7.5351 per share. On October 11, 2016, all the warrants were net exercised into 13,869 shares which were subsequently issued as common stock on October 12, 2016 in conjunction with the IPO closing. As of December 31, 2016, Pacific Western Bank held 16,558 shares of common stock associated with its warrant exercises and had no warrants outstanding.
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
On September 7, 2016, the Company entered into the September 2016 Loan Agreement, with Pacific Western Bank, which amended the existing outstanding debt agreement described above. The September 2016 Loan Agreement allows for total borrowings up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million funded on September 7, 2016, of which the full $10.0 million must be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $5.0 million which may be drawn at any time prior to March 7, 2017. The first tranche and the second tranche are collectively referred to as the “Term Loans.” The Term Loans bear interest at the greater of prime rate plus 1.50% per annum, or 5.00%. The Term Loans mature on September 7, 2020 and have an interest-only period through March 2018 followed by 30 equal monthly installments of principal and interest. The Term Loans may be prepaid in full at any time with no additional cost.
Pursuant to the September 2016 Loan Agreement, the Company issued to Pacific Western Bank a warrant to purchase a number of the Company’s Series E Preferred Stock, at a purchase price of $8.2932 per share, equal to 3.0% of the total amount of up to $5.0 million of debt drawn over $10.0 million divided by the purchase price, which automatically converted into a warrant to purchase the same number of shares of common stock immediately prior to the closing of the Company’s IPO, and will only be exercisable in the event that the Company borrows all or part of the second tranche. As the Company had not drawn down on the second tranche, none of these warrants were exercisable.
On December 21, 2016, the Company entered into the December 2016 Loan Agreement with Pacific Western Bank, which further amended the existing outstanding debt agreements described above. The December 2016 Loan Agreement kept total borrowings consistent of up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million funded on December 21, 2016, of which the full $10.0 million must be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $5.0 million which may be drawn at any time prior to December 21, 2017. The Term Loans bear interest at the greater of prime rate plus 1.50% per annum, or 5.00%. The Term Loans mature on December 21, 2020 and have an interest-only period through June 21, 2018 followed by 30 equal monthly installments of principal and interest. The Term Loans may be prepaid in full at any time with no additional cost. The Series E warrant issued with the 2016 Loan Agreement was canceled without exercise in conjunction with the amendment.
The present value of the future cash flows under the 2016 Loan Agreement and the December 2016 Loan Amendment did not exceed the present value of the future cash flows under the predecessor terms by more than 10%. As such, the Company treated the amendments as modifications and recorded the associated immaterial facility fees as a discount to the amended debt. This discount and the remaining balance of debt issuance costs and debt discount are amortized to interest expense over the remaining term of the December 2016 Loan Agreement using the effective-interest method.
The December 2016 Loan Agreement also requires that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the December 2016 Loan Agreement.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

December 31, 2016
Face value	$10,000
Less: debt issuance costs	(119)
Total long-term loan	$9,881
Less: current portion of long-term loan	—
Total long-term loan, excluding current portion	$9,881
As of December 31, 2016, future principal payments due under the December 2016 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2017	$—
December 31, 2018	2,000
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	$—
Total future principal payments due under the December 2016 Loan Agreement	$10,000
7.    Stock-Based Compensation
Equity Incentive Plans
The Company adopted an Equity Incentive Plan, or the 2008 Plan, in 2008, under which no further shares of common stock are reserved for issuance to employees, nonemployee directors, and consultants of the Company. The Plan provides for the grant of incentive stock options, nonstatutory stock options, rights to purchase restricted stock, stock appreciation rights, dividend equivalents, stock payments, and restricted stock units to eligible recipients. On October 4, 2016, the 2016 Equity Incentive Plan, or the 2016 Plan, became effective. The 2016 Plan serves as a successor to the 2008 Plan. The 2016 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. The Company reserved 2,200,000 shares of common stock for issuance under the 2016 Plan, plus the 223,371 reserved and unissued shares under the 2008 plan on the effective date of the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by the number of shares equal to 4% of the total outstanding shares of the Company's common stock and common stock equivalents as of the immediately preceding December 31.
Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Plan is ten years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years. At December 31, 2016, 1,386,549 options remained available for future grant under the 2016 Plan.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:
Assumed risk-free interest rate — Based on the average yield of U.S. Treasury bills as of the valuation date for the expected term of the award.

Assumed volatility — Due to limited historical data, the expected volatility is estimated based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group consisted of other publicly-traded companies in the same industry and in a similar stage of development. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Expected life — Based based on the simplified method, which is an average of the contractual term of the options and its ordinary vesting period.
Expected dividend yield — Based upon the Company’s historic dividends and dividend expectations for the foreseeable future.

Common stock fair value — Upon the effective date of the IPO, the Company began using the closing price of its common stock for the price of new stock option awards. Prior to the effectiveness of the Company’s IPO, given the absence of a public trading market, the Board of Directors considered numerous objective and subjective factors to determine the fair value of common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for preferred stock sold to outside investors; (iii) the rights, preferences and privileges of preferred stock relative to common stock; (iv) the lack of marketability of common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of the Company, given prevailing market conditions.
The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

	Year ended December 31,
	2016	2015	2014
Assumed risk-free interest rate	1.40% -1.53%	1.57%	1.82% - 2.09%
Assumed volatility	52.91% - 53.49%	61.53%	71.09%
Expected option life	6.1 years	6.1 years	6.1 years
Expected dividend yield	—%	—%	—%
The Company recognized stock-based compensation straight-line over the vesting term of the options. The Company recorded non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of revenue	$46	$31	$30
Research and development	115	47	45
Selling, general and administrative	402	129	110
Total	$563	$207	$185
Unrecognized compensation expense at December 31, 2016 was approximately $5.1 million, which is expected to be recognized over a weighted-average term of 3.4 years.
Equity instruments issued to nonemployees are initially recorded at their grant-date fair value and are periodically revalued using the Black-Scholes option pricing model as the equity instruments vest and are recognized as expense over the related service period. Stock-based compensation expense to nonemployees was immaterial for the years ended December 31, 2016, 2015 and 2014.

The following table summarizes stock option transactions for the Plan for the years ended December 31, 2016, 2015 and 2014 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	1,298,868	$1.44
Options granted	1,787,517	5.88
Options exercised	(808,885)	1.32
Options canceled	(51,816)	3.41
Outstanding at December 31, 2016	2,225,684	5.00	8.7	8,560
Vested and expected to vest at December 31, 2016	1,929,465	$4.81	8.6	7,792
Vested and exercisable at December 31, 2016	485,770	$1.92	5.8	3,368
The weighted-average fair value of options granted during the years ended December 31, 2016 was $2.99. The intrinsic value of options exercised for the years ended December 31, 2016 was $1.2 million and immaterial for the years ended December 31, 2015 and 2014.

All options outstanding under the 2008 Plan are exercisable under the early exercise provisions of the Plan. Options granted under the Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. For the year ended December 31, 2016, 252,453 options were early exercised and 238,638 remain unvested with a related liability of $0.2 million recorded under other current liabilities on the Company’s consolidated balance sheet as of December 31, 2016. No options were early exercised for the years ended December 31, 2015 and 2014.

Employee Stock Purchase Plan
On October 5, 2016, the 2016 Employee Stock Purchase Plan, or ESPP, became effective. The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 180,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. Stock compensation expense related to the ESPP was immaterial for the year ended December 31, 2016 and is included in total stock compensation expense disclosed above.
8.    Convertible Preferred Stock and Stockholders’ Deficit
Convertible Preferred Stock
Convertible preferred stock prior to automatic conversion of all shares to common stock immediately prior to the closing of the IPO consisted of the following (in thousands, except for shares):

	Shares authorized	Shares issued and outstanding	Net carrying value	Aggregate liquidation preference
Series A	2,333,332	804,595	$6,773	$7,000
Series B	4,333,332	1,494,248	6,454	6,500
Series C	7,809,006	2,668,533	16,393	16,523
Series C-1	1,418,042	480,286	4,984	5,000
Series D	8,076,436	2,732,552	20,095	20,590
Series E	10,490,611	1,916,425	15,799	15,893
Total	34,460,759	10,096,639	$70,498	$71,506
Series E Preferred Stock
On May 4, 2016, the Company completed its Series E financing. The Company sold 1,916,425 shares of Series E stock at $8.2932 per share for proceeds of $15.8 million, net of $0.1 million in issuance costs, which includes a non-cash amount of $1.3 million issued to a related party as further described in Note 11. The holders of Series E stock are entitled to receive dividends, if declared, at a rate of $0.6635 per annum. In the event of liquidation, the holders of Series E shares are entitled to receive liquidation preferences at the rate of $8.2932 per share. Each share of Series E stock is convertible to one share of common stock immediately upon (i) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, in which per share price is at least $12.44 (as adjusted) or (ii) the affirmative vote of more than 67% of the holders of the then-outstanding preferred stock voting together as a single class.

As of December 31, 2015, the convertible preferred stock was classified as temporary equity in the accompanying balance sheet as the shares included provisions that allowed the holder to cause redemption of the shares upon certain changes in control events that are outside of the Company’s control. An aggregate of 10,360,419 shares of common stock, excluding any warrant conversions, were issued to the holders of the Company’s Series A, Series B, Series C, Series C-1, Series D and Series E convertible preferred stockholders upon the automatic conversion of all shares of convertible preferred stock to common stock immediately prior to the closing of the IPO. As a result, no Series A, Series B, Series C, Series C-1, Series D or Series E convertible preferred stock remain outstanding at December 31, 2016.
Outstanding Warrants
The following warrants were outstanding as of December 31, 2016:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants (1)	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
(1) Prior to conversion upon IPO, the remaining warrants were for the purchase of Series C preferred stock.
During the fourth quarter 2016, warrants for 61,112 shares of the Company's common stock were exercised via cashless exercise resulting in the issuance of 28,775 shares of common stock.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at December 31, 2016:

Stock options issued and outstanding	2,225,684
Authorized for future option grants	1,386,549
Warrants outstanding	24,224
Total	3,636,457

9.    Income Taxes
The income tax provision (benefit) consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	2	2	2
Foreign		(15)	14
Total current provision	2	(13)	16
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Income tax provision (benefit)	$2	$(13)	$16
The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate as of December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Federal provision (benefit)
At statutory rates	$(6,959)	$(5,290)	$(3,363)
State taxes, net of federal	—	1	1
Change in valuation allowance	6,961	5,291	3,364
Foreign operations	—	(15)	14
Income tax provision (benefit)	$2	$(13)	$16
Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed deferred tax assets for Federal and California net operating losses of approximately $20.8 million and research and experimental credits of approximately $2.8 million generated through 2016 from its deferred tax schedule, and has recorded a corresponding decrease to its valuation allowance.

Significant components of the Company’s deferred tax assets as are shown below:

	Year ended December 31,
	2016	2015
Deferred tax assets:
Foreign net operating losses	$—	$388
Capitalized research and development	5,279	7,420
Other	259	111
Total gross deferred tax assets	5,538	7,919
Less valuation allowance	(5,538)	(7,919)
Total deferred tax assets	$—	$—
A valuation allowance of $5.5 million and $7.9 million as of December 31, 2016 and 2015, respectively, has been established to offset the deferred tax assets as realization of such assets are uncertain.
At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $58.7 million and $14.4 million, respectively. Each of the federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $1.8 million and $1.6 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
Commencing with the 2013 year, the Company computed its California net operating losses, or California NOLs, under the Multistate Tax Compact apportionment rules as provided for in the California Court of Appeal’s decision in Gillette v. FTB. That decision was overturned by the California Supreme Court on December 31, 2015. As such, it is the Company’s intent to compute its California apportionment factor, and resulting California NOLs, under California’s Single Sales Factor Market rules. In 2015, the Company adjusted its California NOLs and deferred tax assets to the Single Sales Factor state rate. The impact to the California NOLs was approximately $(13.5) million.
The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 and 2014, because it intends to permanently reinvest such earnings outside the United States. If these foreign earnings on these were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. Due to historical losses, as of December 31, 2015 and 2014, the foreign subsidiaries do not have cumulative earnings. As of December 31, 2016, all of these entities have been dissolved.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon an audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2016, 2015 and 2014, the Company continued to have no unrecognized tax benefits. There are no unrecognized tax benefits included on the consolidated balance sheet sheets that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

10.    Commitments and Contingencies
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2019. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.
We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table below.
Future noncancelable minimum payment obligations under the operating lease were as follows as of December 31, 2016 (in thousands):

Year ended:
December 31, 2017	$248
December 31, 2018	397
December 31, 2019	100
Total future payments due under building lease	$745
Rent expense totaled $0.3 million for the year ended December 31, 2016 and $0.2 million for the years ended December 31, 2015 and 2014.
11.    Related Party Transactions
In June 2013, the Company and Bader Sultan & Bros. Co W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait, entered into a distribution agreement, whereby the Company appointed Bader as a distributor of its products. Sales to Bader began in November 2013. The Company’s agreement with Bader restricts Bader’s ability to sell competing products and requires Bader to purchase a certain number of products from the Company monthly based on annual forecasts that the Company provides to Bader. If Bader does not resell the minimum purchase quantity specified in the contract by the applicable date, then the Company has the right, in its sole discretion, to sell to other distributors in the Middle East or terminate its agreement with Bader. The initial term of the agreement expires in December 2019. The agreement can be terminated by the Company immediately upon certain breaches by Bader, or by either Bader or the Company for uncured material breach of the agreement.
As part of the 2014 Series D convertible preferred stock financing, Bader purchased 875,903 shares of the Company’s Series D convertible preferred stock. All terms of the purchase of preferred stock were the same for Bader as the other investors. Sales to Bader for the years ended December 31, 2016, 2015 and 2014 totaled $3.4 million, $3.8 million and $1.9 million, respectively, which represents 100%, 94.7% and 52.4% of total revenue for the respective years. As of December 31, 2016, the Company had accounts receivable from Bader of $0.5 million.
In January 2015, the Company and Bader amended the distribution agreement. In accordance with the amendment, Bader provided the Company with a deposit of $1.3 million, and committed to minimum product purchases for calendar year 2015. Under the terms of the amendment, the Company reserved the right to keep the deposit as liquidated damages if Bader did not meet the minimum product purchases. The Company classified the deposit as a current liability at December 31, 2015 on the consolidated balance sheets as the minimum product purchase levels were met. In April 2016, the Company and Bader entered into a Payment Direction Letter, resulting in the exchange of the distribution agreement deposit for 154,585 shares Series E convertible preferred stock at a price of $8.2932 per share. All of Bader's outstanding convertible preferred stock converted to common stock in connection with the Company's IPO.
12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2016 and 2015 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
2016:	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue	$1,069	$779	$773	$772	$3,393
Gross profit	447	107	129	(99)	584
Loss from operations	(3,444)	(4,075)	(4,452)	(7,534)	(19,505)
Net loss	$(3,581)	$(4,131)	$(5,260)	$(7,495)	$(20,467)
Per common share:
Net loss per share, basic and diluted	$(6.22)	$(7.15)	$(5.46)	$(0.51)	$(4.85)

	Three Months Ended				Year Ended
2015:	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue	$911	$1,052	$1,093	$983	$4,039
Gross profit	331	427	449	329	1,536
Loss from operations	(2,020)	(4,869)	(3,370)	(4,674)	(14,933)
Net loss	$(2,133)	$(5,024)	$(3,562)	$(4,838)	$(15,557)
Per common share:
Net loss per share, basic and diluted	$(3.74)	$(8.75)	$(6.21)	$(8.42)	$(27.14)

13. Subsequent Events

Lease Extension
On February 15, 2017, the Company extended its facility lease agreement under a noncancelable operating lease that expires on March 31, 2019. All commitment tables previously presented reflect incorporation of the amendment.

Stock Option Grants
Subsequent to December 31, 2016, stock options for 0.1 million shares of the Company’s common stock were granted to new Company employees, including the Company's new Board of Director member.

ITEM 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: February 23, 2017	by:	/s/ Andrew Rasdal
President and Chief Executive Officer

Date: February 23, 2017	by:	/s/ William Plovanic
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Rasdal and William Plovanic as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Rasdal	President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Andrew Rasdal

/s/ William Plovanic	Chief Financial Officer (Principal Financial Officer)	February 23, 2017
William Plovanic

/s/ Nooshin Hussainy	Vice President of Finance (Principal Accounting Officer)	February 23, 2017
Nooshin Hussainy

/s/ Kim Kamdar	Chairperson of the Board of Directors	February 23, 2017
Kim Kamdar

/s/ Ray Dittamore	Director	February 23, 2017
Ray Dittamore

/s/ Douglas Fisher	Director	February 23, 2017
Douglas Fisher

/s/ Les Howe	Director	February 23, 2017
Les Howe

/s/ Jonah Shacknai	Director	February 23, 2017
Jonah Shacknai

/s/ Sharon Stevenson	Director	February 23, 2017
Sharon Stevenson

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/16	3.2
3.4	Restated Bylaws	S-1	333-213551	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	333-213551	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	333-213551	9/9/16	4.2
4.3	Form of Warrant to Purchase Series C Preferred Stock	S-1	333-213551	9/9/16	4.3
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	333-213551	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	333-213551	9/9/16	4.5
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	333-213551	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	333-213551	9/9/16	10.2
10.3‡	2016 Equity Incentive Plan and form of award agreements thereunder	S-1	333-213551	9/26/16	10.3
10.4‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	333-213551	9/26/16	10.4
10.5‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	333-213551	9/26/16	10.11
10.6‡	Form of CEO Retention Agreement	10-Q	001-37897	11/10/16	10.6
10.7‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	001-37897	11/10/16	10.7
10.8‡	Form of Non-Employee Director Option Agreement.					X
10.9‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	333-213551	9/26/16	10.5
10.10‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	333-213551	9/26/16	10.6
10.11‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	333-213551	9/26/16	10.7
10.12	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	333-213551	9/9/16	10.8
10.13	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.					X
10.14*	Distribution Agreement dated June 26, 2013 between the Registrant and Bader Sultan & Bros. Co. W.L.L., as amended	S-1	333-213551	9/9/16	10.9
10.15	Loan and Security Agreement dated June 14, 2013 between the Registrant and Pacific Western Bank (as successor in interest to Square 1 Bank), as amended	S-1	333-213551	9/9/16
10.16	Third Amendment to Loan and Security Agreement, dated December 21, 2016, between the Registrant and Pacific Western Bank					X

21.1	Subsidiaries of the Registrant.	S-1	333-213551	9/9/16	21.1
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment request under Rule 406 promulgated under the Securities Act.

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.