Form 10-Q
period 2017-03-31
OBALON THERAPEUTICS INC
filed 2017-05-10
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on May 8, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	16,792,147

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,712	$72,975
Short-term investments	25,008	2,500
Accounts receivable	1,035	—
Accounts receivable, related party	—	515
Inventory	928	827
Other current assets	1,004	1,244
Total current assets	69,687	78,061
Property and equipment, net	903	717
Total assets	$70,590	$78,778
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$823	$595
Accrued compensation	1,555	2,497
Accrued clinical expenses	122	101
Deferred revenue	171	121
Other current liabilities	960	1,278
Total current liabilities	3,631	4,592
Long-term loan, excluding current portion	9,891	9,881
Total liabilities	13,522	14,473
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 16,773,302 and 16,773,205 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	17	17
Additional paid-in capital	141,424	140,898
Accumulated other comprehensive loss	(19)	(1)
Accumulated deficit	(84,354)	(76,609)
Total stockholders’ equity	57,068	64,305
Total liabilities and stockholders’ equity	$70,590	$78,778

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenue:
Revenue	$1,472	$—
Revenue, related party	—	1,069
Total revenue	1,472	1,069
Cost of revenue	823	622
Gross profit	649	447
Operating expenses:
Research and development	2,400	2,512
Selling, general and administrative	5,940	1,379
Total operating expenses	8,340	3,891
Loss from operations	(7,691)	(3,444)
Interest expense, net	(54)	(147)
Gain from change in fair value of warrant liability	—	23
Other expense, net	—	(13)
Net loss	(7,745)	(3,581)
Other comprehensive loss	(18)	(2)
Net loss and comprehensive loss	$(7,763)	$(3,583)
Net loss per share, basic and diluted	$(0.47)	$(6.22)
Weighted-average common shares outstanding, basic and diluted	16,562,030	575,855

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Operating activities:
Net loss	$(7,745)	$(3,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	45
Stock-based compensation	463	50
Loss on disposal of fixed assets	—	13
Change in fair value of warrant liability	—	(23)
Amortization of investment premium, net	3	25
Amortization of debt discount	10	21
Change in operating assets and liabilities:
Accounts receivable	(1,035)	—
Accounts receivable from related party	515	(258)
Inventory	(101)	(191)
Other current assets	240	(14)
Accounts payable and accrued expenses	217	174
Accrued compensation	(942)	(1,000)
Accrued clinical expenses	21	(241)
Deferred revenue	50	—
Other current liabilities	(115)	(2)
Net cash used in operating activities	(8,353)	(4,982)
Investing activities:
Purchases of short-term investments	(25,029)	(2,008)
Maturities of short-term investments	2,500	5,800
Purchase of property and equipment	(381)	(45)
Net cash (used in) provided by investing activities	(22,910)	3,747
Financing activities:
Sale of common stock	—	2
Net cash provided by financing activities	—	2
Net decrease in cash and cash equivalents	(31,263)	(1,233)
Cash and cash equivalents at beginning of period	72,975	3,356
Cash and cash equivalents at end of period	$41,712	$2,123
Supplemental cash flow information:
Interest paid	$130	$132
Non-cash investing and financing activities:
Property and equipment in accounts payable	$129	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
Obalon Therapeutics, Inc., or the Company, was incorporated in the state of Delaware on January 2, 2008. The Company is a vertically-integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Using its patented technology, the Company has developed the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients.
The unaudited interim condensed consolidated financial statements include the accounts of Obalon Therapeutics, Inc., and its wholly owned subsidiaries, Obalon Therapeutics, LLC and Obalon Mexico DE RL CV. Obalon Therapeutics, LLC is a shell Company, which owns 99% of Obalon Mexico DE RL CV. Obalon Mexico DE RL CV was dissolved during 2016. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s principal operations are located in Carlsbad, California, and it operates in one business segment.
As of March 31, 2017, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized revenue, including revenue from related parties, of $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings. On September 8, 2016, the Company received premarket approval from the FDA to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. As a result of the approval, the Company began selling its Obalon balloon system in the United States in January 2017. For all periods presented through December 31, 2016, all sales are to customers outside of the United States.
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of March 31, 2017, its accumulated deficit was $84.4 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its IPO and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts including clinical trials of products under development. The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company believes that its existing cash and cash equivalents and short-term investments and expected revenues will be sufficient to meet its capital requirements and fund its operations through at least the next twelve months from the date of this filing.
Reclassifications
Certain immaterial reclassifications have been made to certain of the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications have not changed the results of operations.

2. Summary of Significant Accounting Policies

Except for the revenue recognition policy described below, there were no significant changes to the accounting policies during the three months ended March 31, 2017, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.

Revenue Recognition
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

The Company evaluates its revenue contracts under the authoritative guidance for multiple-element arrangements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. If the deliverable does not have standalone value without one of the undelivered elements in the arrangement, the Company combines such elements and accounts for them as a single unit of accounting.

The Company allocates revenue to each separate unit of accounting based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE are available.

Typically, the components of the Obalon balloon system are packaged in a kit and delivered to the customer at the same time. If a partial delivery occurs, the Company recognizes revenue for the components which have been delivered and have met the aforementioned revenue recognition criteria. The Company allocates revenue to the various components based on management’s estimated selling price of each component. The Company bases the estimated selling price of each Obalon balloon system component using estimates within a range of selling prices considering multiple factors including, but not limited to, size of transaction, pricing strategies and market conditions.

Estimated costs of customer incentive programs are recorded at the time the incentives are offered, based on the specific terms and conditions of the program. Estimated costs from these programs are recorded as a reduction of revenue unless the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit, in which case, these costs are recorded as an operating expense. The Company defers revenue relating to its swallow guarantee program based on its expected failure rate and then recognizes the revenue when replacement balloons are provided.
The Company does not provide for rights of return to customers on product sales, with the exception of products that fail to conform to the Company’s specifications. As these non-conforming returns have historically been immaterial, the Company does not record a provision for returns. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company's revenue contracts do not provide for maintenance.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2017 and its condensed consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
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

•
Level 2 inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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
Recently Issued and Adopted Accounting Principles
Recently Issued Accounting Pronouncements
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
In August 2015, the FASB issued Accounting Standards Update, or ASU, 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which was issued in March 2014 and has been codified with the Accounting Standards Codification, or ASC, as Topic 606, is now effective for public companies for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. As the Company began its commercialization in the United States in January 2017 and began entering into sales agreements with customers as part of this commercialization, the Company is continuing to assess the potential impacts of the standard, including the impact to the pattern with which it recognizes revenue based on the terms entered into and finalizing the determination of transition approach.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 605). This guidance was created to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance provides a screen to determine whether an integrated set of assets and activities is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. The Company does not anticipate this standard to have an impact on the Company’s consolidated financial statements unless a transaction occurs that would need to be evaluated under this ASU at which time the Company will assess the impact of this standard.
Recently Adopted Accounting Pronouncements
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update applies to companies that measure inventory on a first in, first out, or FIFO, or average cost basis. Under this update, companies are to measure their inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion. The amendments in this update are effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption, effective January 1, 2017, did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting Compensation - Stock Compensation (Topic 718), which involves several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it is currently recorded. It also allows an employer to repurchase more of an employee’s shares than it could for tax withholding purposes without triggering liability accounting. All tax-related cash flows resulting from stock-based payments are reported as operating activities on the statement of cash flows. The guidance also allows a Company to make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance effective January 1, 2017. As the Company does not recognize any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on its deferred tax assets nor does it currently grant share grants nor withhold any taxes upon option exercises, the adoption did not result in an impact to its financial statements. In addition, the Company elected to keep its policy consistent for the application of a forfeiture rate.

3. Fair Value Measurements
Instruments Recorded at Fair Value on a Recurring Basis
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$36,453	$36,453	$—	$—
U.S. Treasury bonds	4,997	4,997	—	—
Short-term investments:
U.S. Treasury bonds	25,008	25,008	—	—
Total assets	$66,458	$66,458	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury bonds	2,500	2,500	—	—
Total assets	$2,500	$2,500	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2017 and December 31, 2016.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of long-term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of long-term loan approximates the current fair value as the interest rate and other terms are that which are currently available to the Company.

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except for shares and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(7,745)	$(3,581)
Weighted-average common shares outstanding, basic and diluted	16,562,030	575,855
Net loss per share, basic and diluted	$(0.47)	$(6.22)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock and if-converted methods that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2017	2016
Convertible preferred stock, on an as-if-converted basis	—	8,443,994
Stock options to purchase common stock	914,575	3,302
Total	914,575	8,447,296

5. Balance Sheet Details
Short-term investments consist of the following (in thousands):

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At March 31, 2017
U.S. Treasury	1 year or less	$25,026	$—	$(18)	$25,008

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2016
U.S. Treasury	1 year or less	$2,501	$—	$(1)	$2,500

Inventory consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$457	$379
Work in process	111	239
Finished goods	360	209
Total	$928	$827

Other current assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid assets	805	962
Interest receivable	45	5
Other assets	154	277
Total	$1,004	$1,244
Property and equipment, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer equipment	$491	$334
Leasehold improvements	204	193
Furniture and fixtures	147	118
Scientific equipment	922	854
Construction in progress, or CIP	290	302
	2,054	1,801
Less: accumulated depreciation and amortization	(1,151)	(1,084)
Total	$903	$717

Depreciation and amortization expense was immaterial for each of the three months ended March 31, 2017 and 2016.
Other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued professional fees	170	560
Accrued legal	159	53
Accrued interest	44	44
Other accrued expenses	587	621
Total	$960	$1,278

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (Loan Agreement) with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016 and December 2016.

The Company can borrow up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million funded on December 21, 2016, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $5.0 million which may be drawn at any time prior to December 21, 2017 (the "Term Loans"). The Term Loans bear interest at the greater of prime rate plus 1.50% per annum, or 5.00%. The Term Loans mature on December 21, 2020 and have an interest-only period through June 21, 2018 followed by 30 equal monthly installments of principal and interest. The Term Loans may be prepaid in full at any time with no additional cost.
The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreements held with Pacific Western Bank are amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. While the bank has a security interest in those funds, the Company is able to use the funds in the ordinary course of its business.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2017
Face value	$10,000
Less: unamortized debt issuance costs	(109)
Total long-term loan	$9,891
Less: current portion of long-term loan	—
Total long-term loan, excluding current portion	$9,891

As of March 31, 2017, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2017	—
December 31, 2018	2,000
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	—
Total future principal payments due under the Loan Agreement	$10,000

7. Stock-Based Compensation
As of March 31, 2017, 1,958,596 options remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options available for grant.
The grant date fair value of stock options for employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Assumed risk-free interest rate	2.08%-2.23%	1.53%
Assumed volatility	55.11%-56.93%	53.31%
Expected option life	6.1 years	6.1 years
Expected dividend yield	—%	—%

The Company recognizes stock-based compensation straight-line over the vesting term of the options. The Company recorded non-cash compensation, including non-cash compensation to employees and nonemployees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$27	$7
Research and development	99	12
Selling, general and administrative	337	31
Total	$463	$50

Unrecognized compensation expense at March 31, 2017 was approximately $4.6 million, which is expected to be recognized over a weighted-average term of 3.1 years.
The following table summarizes stock option transactions for the 2016 Plan for the three months ended March 31, 2017 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,225,684	$5.00
Options granted	188,956	9.44
Options exercised	(97)	0.93
Options canceled	(79)	0.76
Outstanding at March 31, 2017	2,414,464	$5.35	8.6 years	$12,891
Vested and expected to vest at March 31, 2017	2,129,264	$5.18	8.4 years	$11,738
Vested and exercisable at March 31, 2017	606,435	$2.67	6.3 years	$4,865

Certain options outstanding under the 2008 Plan are exercisable under the early exercise provisions of the 2008 Plan. There are no early exercise provisions under the 2016 Plan. Options granted under the 2008 Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. During the prior year ended December 31, 2016, 252,453 options were early exercised and 176,542 remain unvested as of March 31, 2017 with a related liability of $0.2 million recorded under other current liabilities on the Company’s condensed consolidated balance sheet as of March 31,2017. There were no options early exercised during the three months ended March 31, 2017.

Employee Stock Purchase Plan
On October 5, 2016, the Employee Stock Purchase Plan, or ESPP, became effective. The ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 180,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. Stock compensation expense related to the ESPP was immaterial for the three months ended March 31, 2017 and is included in total stock compensation expense disclosed above.

8. Stockholder's Equity

Outstanding Warrants
The following warrants were outstanding as of March 31, 2017:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
Total	24,224	$6.1918

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of March 31, 2017:

Stock options issued and outstanding	2,414,464
Authorized for future option grants	1,958,596
Authorized for future issuance under ESPP	370,231
Warrants outstanding	24,224
Total	4,767,515

9. Income Taxes
For the three months ended March 31, 2017 and 2016, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2019. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.
Future noncancelable minimum payment obligations under the operating lease were as follows as of March 31, 2017 (in thousands):

Year ended:
December 31, 2017	$194
December 31, 2018	397
December 31, 2019	100
Total future payments due under building lease	$691

Rent expense was $0.1 million for each of the three months ended March 31, 2017 and 2016, respectively.

11. Related Party Transactions
In June 2013, the Company and Bader Sultan & Bros. Co W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait, entered into a distribution agreement, whereby the Company appointed Bader as a distributor of its products in the Middle East. Sales to Bader began in November 2013. The Company’s agreement with Bader restricts Bader’s ability to sell competing products and requires Bader to purchase a certain number of products from the Company monthly based on annual forecasts that the Company provides to Bader. If Bader does not resell the minimum purchase quantity specified in the contract by the applicable date, then the Company has the right, in its sole discretion, to sell to other distributors in the Middle East or terminate its agreement with Bader. The initial term of the agreement expires in December 2019. The agreement can be terminated by the Company immediately upon certain breaches by Bader, or by either Bader or the Company for uncured material breach of the agreement.
As part of the 2014 Series D convertible preferred stock financing, Bader purchased 875,903 shares of the Company’s Series D convertible preferred stock. All terms of the purchase of preferred stock were the same for Bader as the other investors. Sales to Bader for the three months ended March 31, 2017 and 2016 totaled $0 and $1.1 million, which represent 0% and 100% of total revenue for the respective periods. As of March 31, 2017, the Company had no accounts receivable from Bader.
In January 2015, the Company and Bader amended their distribution agreement. In accordance with the amendment, Bader provided the Company with a deposit of $1.3 million, and committed to minimum product purchases for calendar year 2015. Under the terms of the amendment, the Company reserved the right to keep the deposit as liquidated damages if Bader did not meet the minimum product purchases. As minimum purchases levels were met, in April 2016, the Company and Bader entered into a Payment Direction Letter, resulting in the exchange of the distribution agreement deposit for 154,585 shares Series E convertible preferred stock at a price of $8.2932 per share. All of Bader's outstanding convertible preferred stock converted to common stock in connection with the Company's IPO.

12. Subsequent events

Stock Option Grants
Subsequent to March 31, 2017, stock options for 0.1 million shares of the Company's common stock were granted to nonemployee directors and Company employees.

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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
OVERVIEW

We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. In September 2016, we received premarket approval from the FDA to market our balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery. We commenced the U.S. commercial launch of our Obalon balloon system with both initial shipments to physicians and institutions and first commercial patient placements in January 2017.
We recently received FDA PMA approval of our vegetable-based HydroxyPropylMethylCellulose, or HPMC, capsule, which was developed to eliminate potential cultural or religious concerns with animal-based gelatin capsules. We expect to begin selling the Obalon balloon system with the HPMC capsule in the near future and expect the HPMC capsule to replace the current animal-based gelatin capsule in all future product sales.
We began selling an earlier version of our Obalon balloon system in international markets in the third quarter of 2012. In June 2013, we entered into a distribution agreement with Bader Sultan & Bros. Co W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait, which subsequently became one of our significant stockholders. Pursuant to the distribution agreement, in November 2013, we began selling our earlier generation Obalon balloon system to Bader, our sole distributor in the Middle East. We continued distribution of our earlier generation product in the Middle East through December 2016 while we focused on developing our current Obalon balloon system for the U.S. market.
In December 2016, we discontinued sales of our prior generation product to Bader and do not plan to begin selling in the Middle East again until our next generation products are approved for use in the Middle East and we have the capacity and capability to support both the United States and Middle East. Sales to Bader for the three months ended March 31, 2017 and 2016 totaled $0 and $1.1 million, which represented 0% and 100% of total revenue, respectively. We expect Bader to account for a significantly lower percentage of our total revenue in the future as we now focus the majority of our selling efforts in the United States.
We will continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. We have built a direct sales organization consisting of regional sales directors, executive account managers and product specialists. We are selling the Obalon balloon system on a self-pay basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay and cash pay practices. Given the initial focus of our sales and marketing efforts, we are targeting the U.S. market with a sales organization of approximately 25 individuals.
We generated total revenue, including revenue recognized from related parties, of $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, our net loss was $7.7 million and $3.6 million, respectively. We have not been profitable since inception, and as of March 31, 2017, our accumulated deficit was $84.4 million. From inception through March 31, 2017, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and, to a lesser extent, debt financing arrangements.
We expect to continue to incur net losses for the foreseeable future as we commercialize our product in the United States, including supporting our sales and marketing efforts in the United States, continuing research and development efforts, including conducting clinical trials of products in development. We may need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations or financial condition.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Revenue reflects sales of our Obalon balloon system directly to physicians and institutions in the United States, and revenue, related party reflects sales of our Obalon balloon system to Bader in the Middle East. Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We did not sell any products outside the United States in the first quarter of 2017.

We will continue to focus on selling our Obalon balloon system in the United States, which we anticipate will be our primary market. We expect that, as a result, total revenue will increase as we implement our U.S. sales strategy and our revenue from international sales will constitute a smaller percentage of total revenue. However, the degree to which our revenue increases depends on many factors, including acceptance of our Obalon balloon system by doctors and patients, the emergence of competing products and general economic trends.
Cost of revenue and gross margin
Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the manufacturing overhead that directly supports manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations supervision and management, engineering support, material procurement, inventory control, allocated quality assurance costs associated with manufacturing our product, facilities and depreciation on production equipment. We expect cost of revenue to increase in absolute dollars to the extent our total revenue grows but decrease as a percentage total of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units.
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products, expand manufacturing capacity when required, discontinue obsolete products and adopt new manufacturing processes and technologies.
In January 2017, we began offering a swallow guarantee program in the United States where we may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. We defer revenue relating to this swallow guarantee program based on expected failure rate and then recognizes the revenue when replacement balloons are provided. As a result of this program our financial results or gross profit may be adversely impacted.
Research and development expenses
Research and development, or R&D, expenses consist of the cost of engineering, clinical affairs, regulatory affairs and quality assurance associated with developing our Obalon balloon system. R&D expenses consist primarily of:

•	employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense;

•	cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs and quality assurance;

•	cost of clinical trial activities performed by third-party medical partners; and

•	cost of facilities, depreciation on R&D equipment and supplies used for internal research and development and clinical activities.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses and allocated facilities-related expenses. We have grown our sales and marketing headcount and programs significantly in the past year to support the commercial launch of our Obalon balloon system in the United States. As a result, SG&A expenses have grown significantly, and are expected to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we continue to expand our sales and marketing infrastructure to drive and support anticipated growth in revenue and due to the additional legal, accounting, insurance and other expenses associated with being a public company.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Condensed consolidated statements of operations data:
Revenue:
Revenue	$1,472	$—
Revenue, related party	—	1,069
Total revenue	1,472	1,069
Cost of revenue	823	622
Gross profit	649	447
Operating expenses:
Research and development	2,400	2,512
Selling, general and administrative	5,940	1,379
Total operating expenses	8,340	3,891
Loss from operations	(7,691)	(3,444)
Interest expense, net	(54)	(147)
Gain from change in fair value of warrant liability	—	23
Other expense, net	—	(13)
Net loss	(7,745)	(3,581)
Other comprehensive loss	(18)	(2)
Net loss and comprehensive loss	$(7,763)	$(3,583)
Comparison of three months ended March 31, 2017 and 2016
Total revenue.    Total revenue increased $0.4 million to $1.5 million during the three months ended March 31, 2017, compared to $1.1 million during the three months ended March 31, 2016. This increase was primarily due to an increase in price per unit sold as the average selling price of our current generation product in the United States was higher than the average selling price of our previous generation product in the Middle East. All units sold during the three months ended March 31, 2017 were to physicians and institutions in the United States and all units sold during the three months ended March 31, 2016 were to Bader in the Middle East.
Cost of revenue.    Cost of revenue increased $0.2 million to $0.8 million during the three months ended March 31, 2017, compared to $0.6 million during the three months ended March 31, 2016. This was primarily attributable to an increase in payroll and other overhead costs associated with the expansion of our manufacturing organization to support the U.S. launch of our Obalon balloon system.
Research and development expenses.    R&D expenses decreased $0.1 million to $2.4 million during the three months ended March 31, 2017, compared to $2.5 million during the three months ended March 31, 2016. This decrease was primarily attributable to a $0.7 million decrease in clinical trial expenses due to the conclusion of our SMART trial in May 2016. This decrease was partially offset by a $0.3 million increase in employee-related expenses associated with additional headcount and a $0.3 million increase in supplies expense related to purchased supplies for and prototype builds of next generation products.
Selling, general and administrative expenses.    SG&A expenses increased $4.6 million to $5.9 million during the three months ended March 31, 2017, compared to $1.4 million during the three months ended March 31, 2016. This increase was primarily attributable to a $1.9 million increase in employee related expenses from an increase in headcount and a $1.7 million increase in sales and marketing activities. The remainder of the increase relates to increased travel, insurance and public company related expenses.
Interest expense, net.    Interest expense, net decreased approximately $0.1 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due to increased interest income received on the proceeds from our IPO.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had cash and cash equivalents and short-term investments of $66.7 million and an accumulated deficit of $84.4 million. Our primary sources of capital have been the sale of common stock in our IPO, private placements of preferred stock and the incurrence of debt. Furthermore, we have $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank), with an ability to borrow an additional $5.0 million available until December 2017. As of March 31, 2017, our aggregate outstanding indebtedness under the loan and security agreement was $10.0 million.
We expect to incur substantial expenditures in the next 12 months to support the commercial launch of our product in the United States. We believe that our existing cash and cash equivalents and short-term investments and expected revenue, will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our Obalon balloon system, including the costs associated with the support of a direct sales force and the expansion of our manufacturing facilities, and as we continue to make substantial expenditures on research and development, including for conducting clinical trials of our products in development. Additionally, we expect to incur additional costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016 and December 2016.
As of March 31, 2017, we could borrow up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million which was carried over from our previous agreement in September 2016, and a second tranche of $5.0 million which may be drawn by us any time prior to December 21, 2017. As of March 31, 2017, we have not drawn down on this second tranche, and had $10.0 million outstanding under this loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020.

The loan and security agreement provides for an interest-only period through June 21, 2018, followed by a 30-month principal and interest period. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. While the bank has a security interest in those funds, the Company is able to use the funds in the ordinary course of its business.
CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	(8,353)	(4,982)
Investing activities	(22,910)	3,747
Financing activities	—	2
Net decrease in cash and cash equivalents	(31,263)	(1,233)
Net cash used in operating activities
During the three months ended March 31, 2017, net cash used in operating activities was $8.4 million, consisting primarily of a net loss of $7.7 million and an increase in net operating assets of $1.2 million, primarily related to accounts receivable and accrued compensation.  These items were partially offset by non-cash charges of $0.5 million, consisting primarily of stock-based compensation expense, depreciation and non-cash interest expense related to amortization of investment premium and debt discount.
During the three months ended March 31, 2016, net cash used in operating activities was $5.0 million, consisting primarily of a net loss of $3.6 million, and an increase in net operating assets of $1.5 million primarily related to accounts receivable from related party and accrued compensation. These items were partially offset by non-cash charges of $0.1 million, consisting primarily of stock-based compensation expense, depreciation and non-cash interest expense related to amortization of investment premium and debt discount.
Net cash (used in) provided by investing activities
During the three months ended March 31, 2017, net cash used in investing activities was $22.9 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short-term investments.
During the three months ended March 31, 2016, net cash provided by investing activities was $3.7 million, consisting primarily of maturities of short term investments offset by purchases of short-term investments.
Net cash provided by financing activities
Cash provided by financing activities was immaterial for each of the three months ended March 31, 2017 and 2016.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies related to revenue recognition, accrued research and development costs, stock-based compensation expense and income taxes are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Aside from newly implemented accounting policies related to U.S. revenues discussed below, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
Revenue recognition
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

The Company evaluates its revenue contracts under the authoritative guidance for multiple-element arrangements to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. If the deliverable does not have standalone value without one of the undelivered elements in the arrangement, the Company combines such elements and accounts for them as a single unit of accounting.

The Company allocates revenue to each separate unit of accounting based on a selling price hierarchy at the arrangement inception. The selling price for each element is based upon the following selling price hierarchy: vendor specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price, or ESP, if neither VSOE nor TPE are available.

Typically, the components of the Obalon balloon system are packaged in a kit and delivered to the customer at the same time. If a partial delivery occurs, the Company recognizes revenue for the components which have been delivered and have met the aforementioned revenue recognition criteria. The Company allocates revenue to the various components based on management’s estimated selling price of each component. The Company bases the estimated selling price of each Obalon balloon system component using estimates within a range of selling prices considering multiple factors including, but not limited to, size of transaction, pricing strategies and market conditions.

Estimated costs of customer incentive programs are recorded at the time the incentives are offered, based on the specific terms and conditions of the program. Estimated costs from these programs are recorded as a reduction of revenue unless the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit, in which case, these costs are recorded as an operating expense. The Company defers revenue relating to its swallow guarantee program based on its expected failure rate and then recognizes the revenue when replacement balloons are provided.
The Company does not provide for rights of return to customers on product sales, with the exception of products that fail to conform to the Company’s specifications. As these non-conforming returns have historically been immaterial, the Company does not record a provision for returns. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company's revenue contracts do not provide for maintenance.
RECENT ACCOUNTING PRONOUNCEMENTS

Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.

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
In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of March 31, 2017, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of March 31, 2017, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
EFFECTS OF INFLATION
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $7.7 million, and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $84.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our Obalon balloon system, sell our Obalon balloon system in international markets, and build and maintain the sales and marketing infrastructure to sell our product in the United States.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost of a direct sales force, and the expansion of our manufacturing facilities. We will also continue to expend substantial amounts on research and development of new products, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and to date our business activities have been focused primarily on the development and regulatory approval of our Obalon balloon system. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon balloon system and its component parts. Our primary commercial sales experience to date has been limited to sales to distributors in a limited number of countries outside the United States. In January 2017, we began selling our Obalon balloon system in the United States, and we expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating experience and limited commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

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
Intragastric balloons are a relatively new treatment option for obese and overweight patients. Currently, we are aware of only two other intragastric balloons available for sale in the United States, neither of which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. Our success depends in large part on our ability to educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon balloon system. Since we received PMA approval for the Obalon balloon system in September 2016, we began engaging in an active marketing campaign to raise awareness of our Obalon balloon system and its benefits among physicians, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
Physicians play a significant role in determining the course of a patient’s weight management or obesity treatments and as a result, the type of treatment that will be recommended or provided to a patient. We are targeting our sales efforts towards bariatric surgeons, gastroenterologists, and plastic surgeons, because they are either the physicians treating obese and overweight patients, have experience with endoscopic procedures and/or have experience with cash pay medical treatments. However, the initial point of contact for many obese and overweight patients may be general practitioners, bariatricians, endocrinologists, obstetricians and gynecologists, each of whom commonly manage and regularly see patients that are obese or overweight. If these physicians are not made aware of our Obalon balloon system, they may not refer patients to bariatric surgeons, gastroenterologists or plastic surgeons for treatment using our product, and those patients may instead not seek treatment at all or be treated with pharmaceuticals or an alternative device or surgical procedure.
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. In February 2017, the FDA issued a letter to Healthcare Practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo saline-filled intragastric balloons. Although the letter specifically states that these events have not been reported for the Obalon balloon system, this action could create negative perceptions of the entire category and slow down the acceptance of the Obalon balloon system. Additionally, if patients undergoing treatment with our Obalon balloon system perceive the weight loss inadequate or adverse events too numerous or severe as compared with the retreatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.

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

•	perceived liability risk generally associated with the use of new products and procedures;

•	lack or perceived lack of sufficient clinical evidence supporting clinical benefits;

•	reluctance to change to or use new products;

•	perceptions that our products are unproven or experimental; and

•	time and skill commitment that may be required to gain familiarity with a new system.

•	lack of access to ancillary equipment such as x-ray and endoscopy which is necessary to place and/or remove the Obalon balloon system

•	difficulty convincing physicians of the positive economics of our product
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
Patients may be unable to successfully swallow the capsule that contains the Obalon balloon, potentially creating an economic disincentive for physicians in adopting our technology. In our SMART trial, 7.6% of the combined treatment and control group patients failed to swallow a capsule with the microcatheter attached despite success swallowing a placebo that did not have a catheter attached. Although data regarding failed swallows in U.S. commercial usage is limited, we believe swallow failures could potentially occur at a similar or higher rate in U.S. commercial usage. There have also been instances where balloon deployment was negatively impacted due to a leak in the microcatheter, which was caused by the patient biting the catheter during placement. There may be other reasons for unsuccessful placements that we are not yet aware. If the balloon is not successfully placed for any reason, the patient may attempt to seek a refund or monetary damages for the treatment. Alternatively, physicians and institutions that have paid us for a balloon, but have not been paid by their patient because of a treatment failure, may seek a refund or monetary damages from us. Either scenario could cause a negative financial impact for us and could also create ill will with patients and physicians.
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
Our quality assurance testing programs may not be adequate to detect all defects, which may result in patient adverse events, interfere with customer satisfaction, reduce sales opportunities, harm our marketplace reputation, increase warranty repairs or reduce gross margins. Our inability to remedy a product defect could result in the financial failure of products, a product recall, temporary or permanent withdrawal of a product from a market, product liability suits, damage to our reputation or our brand, inventory replacement costs or product reengineering expenses, any of which could have a material impact on our business, results of operations and financial condition.
If we fail to grow our sales and marketing capabilities and develop widespread brand awareness cost effectively, our financial performance and business may suffer.
We have very limited experience as a company in the sales and marketing of our products. The majority of our product sales to date have been through a single international distributor in the Middle East, with a lesser percentage sold through distributors or directly to physicians in Europe and Mexico and a lesser percentage sold directly to physicians and institutions in the United States. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales personnel. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.

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
Our ability to increase our customer base and achieve broader market acceptance of our Obalon balloon system will depend to a significant extent on our ability to expand our marketing programs. We are dedicating significant financial and other resources to our marketing programs. Our business will be harmed if our marketing efforts and expenditures do not generate an increase in revenue.
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
Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect that any third-party payors will cover or reimburse physicians or patients for the Obalon balloon system. As a result, we expect that our success will depend on the ability and willingness of physicians that may not have historically operated a self-pay practice to adopt the policies and procedures needed to successfully operate such a practice. Our sales and marketing efforts in the United States are targeted at bariatric surgeons, gastroenterologists and plastic surgeons. Bariatric surgeons and gastroenterologists are accustomed to providing services that are reimbursed by third-party payors. As a result, these physicians may need to augment their administrative staff and billing procedures to address the logistics of a self-pay practice. If physicians are unable or unwilling to make such changes, adoption of our products may be slower than anticipated.

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
Since our inception, the majority of our product sales have occurred internationally using an earlier generation of the Obalon balloon system. We transitioned to production of the current generation of the Obalon balloon system in November 2016. As a result, we have limited experience in manufacturing the current Obalon balloon system in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system. We may encounter production delays or shortfalls caused by many factors, including the following:

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

•	our ability to attract and retain qualified employees, who are in short supply, in order to increase our manufacturing output.

•	our ability to design and validate processes to allow us to manufacture future generations of the Obalon balloon system in an efficient manner
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
Our operations have consumed substantial amounts of cash since inception. We believe that our existing cash and cash equivalents and short-term investments as of March 31, 2017 and expected revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future, including the continued growth of our direct sales force, increased marketing programs, the expansion of our manufacturing facilities, and as we continue to expend substantial amounts on research and development, including for conducting clinical trials, of our products in development. We also may need additional funds to complete the development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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
A majority of our revenue prior to the U.S. launch of our Obalon balloon system in January 2017 was derived from a single distributor that is also one of our principal stockholders
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East. In December 2016, we discontinued sales of our prior generation product in the Middle East and do not plan to begin selling our current generation product to Bader until our next generation products have gained regulatory approval in the Middle East and we have the capacity and capability to support both the United States and Middle East. As such, we had no sales to Bader for the three months ended March 31, 2017. However, revenue received from Bader’s distribution of our Obalon balloon system in the Middle East represented 100% of our total revenue for the year ended December 31, 2016 and a majority of our total revenue for the year ended December 31, 2015. We are currently working closely with Bader to determine the best timing and strategy for launch of the current generation Obalon balloon system in the Middle East. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a delay or failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales and marketing personnel with experience selling and marketing directly to physicians and institutions and/or patients. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices.
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
We have been growing rapidly in recent periods and have a relatively short operating history as a commercial company and a limited history as a commercial company in the United States. We intend to continue to grow our business and may experience periods of rapid growth and expansion. Future growth will impose significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems and other operational infrastructure. We must successfully expand our sales force to achieve broad market penetration and geographical coverage within the United States. We must also successfully increase manufacturing output to meet expected customer demand, and may experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our expected growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.
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
In September 2016 and December 2016, we amended our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank), pursuant to which an additional $5.0 million was made available to us, which has not been drawn down. As of March 31, 2017, we had $10.0 million in principal and interest outstanding under our loan and security agreement. We are required to make interest-only monthly payments on the outstanding debt through June 2018, followed by 30 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory, product development tasks, quality assurance, clinical data, and customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, computer viruses or hackers, power losses, and computer system or data network failures. In addition, a variety of our software systems are cloud-based data management applications hosted by third-party service providers whose security and information technology systems are subject to similar risks.
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

We have instituted a swallow guarantee which may provide replacement of product for physicians and institutions when patients are unable to swallow a capsule. To qualify for a replacement of product, the physician must adhere by our policies and procedures. The swallow guarantee is limited to a certain number of swallow attempts per balloon placement, as well as other procedural and technical requirements. As a result of this program, our financial results or gross profit may be adversely impacted.
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
We intend to file a PMA-Supplement for approval of the Obalon Navigation Tracking System (NTS). The Obalon NTS has been designed to provide visualization of the balloon capsule administration and minimize or eliminate the requirement for fluoroscopy. There can be no guarantee that the Obalon NTS project will be completed or that we will receive regulatory approval for the sale and marketing of the Obalon NTS in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on the Obalon NTS and other new products to achieve our revenue goals in future years, failure to receive FDA approval or regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain such regulatory approval, our ability to successfully market the Obalon NTS may be limited. If we cannot sell our Obalon NTS and other new products as planned, our financial results could be harmed.

We also intend to file a PMA-Supplement for the Obalon Touch inflation system. The Obalon touch inflation system is our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon touch is a refinement of the EzPz Dispenser project based on the learning from actual usage. It is not anticipated that human clinical data will be required for approval and we expect the PMA-Supplement to be based primarily on in vitro testing including, but not limited to, software validation and human factors assessment. However, it is possible that the FDA may require this information, which could delay potential approval. While we expect to successfully complete the in-vitro testing required to submit a PMA-Supplement for the Obalon Touch inflation system, there can be no guarantee that this product enhancement will be completed or that we will receive regulatory approval for the sale and marketing of the Obalon Touch inflation system in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on the Obalon Touch inflation system and other new products to achieve our revenue goals in future years, failure to receive FDA approval or regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain such regulatory approval, our ability to successfully market the Obalon Touch inflation system may be limited. If we cannot sell our Obalon Touch inflation system and other new products as planned, our financial results could be harmed.
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
Healthcare providers, physicians and others will play a primary role in the recommendation and ordering of, and treatment using, our Obalon balloon system. Although intragastric balloon products similar to our Obalon balloon system are not currently reimbursed by U.S. federal healthcare programs (such as Medicare or Medicaid) or other third-party payors, any future reimbursement by third-party payors could expose our business to broadly applicable fraud and abuse and other healthcare laws and regulations that would regulate the business, including laws that would regulate financial arrangements and relationships through which we market, sell and distribute the Obalon balloon system. Additionally, as a device manufacturer, we are still subject to certain healthcare fraud and abuse regulation, including those laws that apply to self-pay products, and enforcement by the federal government and the states in which we conduct our business.
Applicable and potentially applicable U.S. federal and state healthcare laws and regulations include, but are not limited to, the following:

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
As of March 31, 2017, we held 15 issued U.S. patents and had 19 pending U.S. patent applications, as well as 19 international patents issued in Europe, Mexico, Australia, Canada, Asia, China and Israel and 33 pending international patent applications in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2032.

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
All of the stockholders who held shares of our capital stock prior to our IPO were subject to a market standoff and/or lock-up agreement with the underwriters of our IPO that restricted such stockholders’ ability to transfer shares of our common stock. Subject to certain limitations, approximately 11 million shares became eligible for sale beginning on April 4, 2017. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period became eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
None
Use of Proceeds
On October 5, 2016, our Registration Statement on Form S-1/A (File No. 333-213551) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to the IPO, we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share which resulted in net proceeds to us of approximately $67.2 million, after deducting underwriting discounts and commissions of approximately $5.2 million, and estimated offering costs of approximately $2.6 million.
There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017. Through March 31, 2017, approximately $15.0 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/2016
3.4	Restated Bylaws	S-1	333-213551	9/26/2016
10.1	Offer Letter dated January 26, 2016 between the Registrant and William Plovanic				X
10.2	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	001-37897	2/23/2017
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

OBALON THERAPEUTICS, INC.

Date: May 10, 2017	by:	/s/ Andrew Rasdal
Andrew Rasdal
President and Chief Executive Officer

Date: May 10, 2017	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer