Form 10-Q
period 2017-06-30
OBALON THERAPEUTICS INC
filed 2017-08-02
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on July 30, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	16,824,139

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,827	$72,975
Short-term investments	54,898	2,500
Accounts receivable, net	1,757	—
Accounts receivable, related party	—	515
Inventory	747	827
Other current assets	705	1,244
Total current assets	63,934	78,061
Property and equipment, net	1,044	717
Total assets	$64,978	$78,778
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$697	$595
Accrued compensation	2,381	2,497
Accrued clinical expenses	192	101
Deferred revenue	206	121
Other current liabilities	1,341	1,278
Total current liabilities	4,817	4,592
Deferred rent	39	—
Long-term loan, excluding current portion	9,901	9,881
Total long-term liabilities	9,940	9,881
Total liabilities	14,757	14,473
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 16,822,416 and 16,773,205 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	17	17
Additional paid-in capital	142,307	140,898
Accumulated other comprehensive loss	(19)	(1)
Accumulated deficit	(92,084)	(76,609)
Total stockholders’ equity	50,221	64,305
Total liabilities and stockholders’ equity	$64,978	$78,778

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Unaudited)
Revenue:
Revenue	$1,963	$—	$3,435	$—
Revenue, related party	—	779	—	1,848
Total revenue	1,963	779	3,435	1,848
Cost of revenue	990	672	1,813	1,294
Gross profit	973	107	1,622	554
Operating expenses:
Research and development	2,760	2,586	5,160	5,098
Selling, general and administrative	5,853	1,596	11,793	2,975
Total operating expenses	8,613	4,182	16,953	8,073
Loss from operations	(7,640)	(4,075)	(15,331)	(7,519)
Interest expense, net	(35)	(143)	(89)	(290)
Gain from change in fair value of warrant liability	—	96	—	119
Other expense, net	(55)	(9)	(55)	(22)
Net loss	(7,730)	(4,131)	(15,475)	(7,712)
Other comprehensive (loss) income	—	6	(18)	4
Net loss and comprehensive loss	$(7,730)	$(4,125)	$(15,493)	$(7,708)
Net loss per share, basic and diluted	$(0.46)	$(7.15)	$(0.93)	$(13.37)
Weighted-average common shares outstanding, basic and diluted	16,637,335	577,659	16,599,891	576,757

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016

	(Unaudited)
Operating activities:
Net loss	$(15,475)	$(7,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	90
Stock-based compensation	1,079	145
Loss on disposal of fixed assets	—	13
Change in fair value of warrant liability	—	(119)
Amortization of investment premium, net	11	55
Amortization of debt discount	20	43
Change in operating assets and liabilities:
Accounts receivable	(1,757)	—
Accounts receivable from related party	515	51
Inventory	80	(114)
Other current assets	539	46
Accounts payable and accrued expenses	58	60
Accrued compensation	(116)	(1,014)
Accrued clinical expenses	91	(301)
Deferred revenue	85	—
Other current and long term liabilities	326	94
Net cash used in operating activities	(14,408)	(8,663)
Investing activities:
Purchases of short-term investments	(64,928)	(14,979)
Maturities of short-term investments	12,500	10,150
Purchase of property and equipment	(559)	(63)
Net cash used in investing activities	(52,987)	(4,892)
Financing activities:
Issuance of preferred stock for cash, net of offering costs	—	14,517
Proceeds from stock issued under employee stock purchase plan	210	—
Proceeds from sale of common stock upon exercise of stock options	37	11
Net cash provided by financing activities	247	14,528
Net (decrease) increase in cash and cash equivalents	(67,148)	973
Cash and cash equivalents at beginning of period	72,975	3,356
Cash and cash equivalents at end of period	$5,827	$4,329
Supplemental cash flow information:
Interest paid	$270	$266
Non-cash investing and financing activities:
Property and equipment in accounts payable	$96	$121

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
The unaudited interim condensed consolidated financial statements include the accounts of Obalon Therapeutics, Inc., and its wholly owned subsidiaries, Obalon Therapeutics, LLC and Obalon Mexico DE RL CV. Obalon Therapeutics, LLC is a shell Company, which owns 99% of Obalon Mexico DE RL CV. Obalon Mexico DE RL CV was dissolved during 2016 and Obalon Therapeutics, LLC was dissolved in 2017. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s principal operations are located in Carlsbad, California, and it operates in one business segment.
As of June 30, 2017, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $2.0 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $3.4 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from equity and debt financings. On September 8, 2016, the Company received premarket approval from the FDA to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Company began selling its Obalon balloon system in the United States in January 2017. For all periods presented through December 31, 2016, all sales are to customers outside of the United States.
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of June 30, 2017, its accumulated deficit was $92.1 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts including clinical trials of products under development. The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company believes that its existing cash and cash equivalents and short-term investments and expected revenues will be sufficient to meet its capital requirements and fund its operations through at least the next twelve months from the date of this filing.
Reclassifications
Certain immaterial reclassifications have been made to certain of the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications have not changed the results of operations.

2. Summary of Significant Accounting Policies

Except for the revenue recognition policy described below, there were no significant changes to the accounting policies during the six months ended June 30, 2017, from the significant accounting policies described in Note 2 of the “Notes to Consolidated

Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
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

Estimated costs of customer incentive programs are recorded at the time the incentives are offered, based on the specific terms and conditions of the program. Estimated costs from these programs are recorded as a reduction of revenue unless the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit, in which case, these costs are recorded as an operating expense. In January 2017, the Company began offering a swallow guarantee program in the United States where it may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. The Company defers revenue relating to its swallow guarantee program based on its expected failure rate and then recognizes the revenue when replacement balloons are provided.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2017 and its condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended

June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
Fair Value Measurements
The carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts receivable from related party, accounts payable, and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of the term loan approximates its fair value as the interest rate and other terms are that which are currently available to the Company.
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

Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive due to the net loss position of all periods presented.
Dilutive common stock equivalents are comprised of warrants, if material, and unexercised stock options outstanding under the Company’s equity plan.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 605). This guidance was created to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance provides a screen to determine whether an integrated set of assets and activities is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. The Company does not anticipate this standard to have an impact on the Company’s consolidated financial statements unless a transaction occurs that would need to be evaluated under this ASU at which time the Company would assess the impact of this standard.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718). This guidance was created to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements unless there are significant changes to the Company's outstanding share based payment awards at which time the Company would assess the impact of the standard.

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$5,827	$5,827	$—	$—
Short-term investments:
U.S. Treasury bonds	54,898	54,898	—	—
Total assets	$60,725	$60,725	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury bonds	2,500	2,500	—	—
Total assets	$2,500	$2,500	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2017 and December 31, 2016.

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

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except for shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(7,730)	(4,131)	(15,475)	(7,712)
Weighted-average common shares outstanding, basic and diluted	16,637,335	577,659	16,599,891	576,757
Net loss per share, basic and diluted	$(0.46)	$(7.15)	$(0.93)	$(13.37)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock and if-converted methods that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Convertible preferred stock, on an as-if-converted basis	—	9,760,480	—	9,102,237
Stock options to purchase common stock	924,963	74,710	920,199	291,060
Total	924,963	9,835,190	920,199	9,393,297

5. Balance Sheet Details
Short-term investments consist of the following (in thousands):

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At June 30, 2017
U.S. Treasury	1 year or less	$54,917	$—	$(19)	$54,898

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2016
U.S. Treasury	1 year or less	$2,501	$—	$(1)	$2,500

Inventory consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$591	$379
Work in process	119	239
Finished goods	37	209
Total	$747	$827

Other current assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid assets	433	962
Interest receivable	136	5
Other assets	136	277
Total	$705	$1,244
Property and equipment, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment	$578	$334
Leasehold improvements	223	193
Furniture and fixtures	156	118
Scientific equipment	962	854
Construction in progress, or CIP	345	302
	2,264	1,801
Less: accumulated depreciation and amortization	(1,220)	(1,084)
Total	$1,044	$717

Depreciation and amortization expense was $0.1 million and immaterial for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million for each of the six months ended June 30, 2017 and 2016, respectively.
Other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued professional fees	363	560
Accrued legal	151	53
Accrued interest	44	44
Other accrued expenses	783	621
Total	$1,341	$1,278

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (Loan Agreement) with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016 and June 2017.

The Company can borrow up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million funded on December 21, 2016, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $5.0 million which may be drawn at any time prior to December 21, 2017 (the "Term Loans"). The Term Loans bear interest at the greater of prime rate plus 1.50% per annum, or 5.00%. The Term Loans mature on December 21, 2020 and have an interest-only period through June 21, 2018 followed by 30 equal monthly installments of principal and interest with the first principal payment due on July 1, 2018. The Term Loans may be prepaid in full at any time with no additional cost.
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
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

June 30, 2017
Face value	$10,000
Less: unamortized debt issuance costs	(99)
Total long-term loan	$9,901
Less: current portion of long-term loan	—
Total long-term loan, excluding current portion	$9,901

As of June 30, 2017, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2017	—
December 31, 2018	2,000
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	—
Total future principal payments due under the Loan Agreement	$10,000

7. Stock-Based Compensation
As of June 30, 2017, 1,617,085 options remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options available for grant.
The grant date fair value of stock options for employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Assumed risk-free interest rate	1.83% - 1.93%	1.49%	1.83% -2.23%	1.49%
Assumed volatility	57.53%- 58.83%	53.49%	55.11%- 58.83%	53.49%
Expected option life	6.1 years	6.1 years	6.1 years	6.1 years
Expected dividend yield	—%	—%	—%	—%

The Company recognizes stock-based compensation straight-line over the vesting term of the options. The Company recorded stock-based compensation, including stock-based compensation to employees and nonemployees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$26	$8	53	15
Research and development	98	13	197	25
Selling, general and administrative	492	74	829	105
Total	$616	$95	1,079	145

Unrecognized compensation expense at June 30, 2017 was approximately $6.0 million, which is expected to be recognized over a weighted-average term of 6.1 years.
The following table summarizes stock option transactions for the 2016 Plan for the six months ended June 30, 2017 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,225,684	$5.00
Options granted	549,834	10.02
Options exercised	(26,005)	1.44
Options canceled	(19,446)	6.14
Outstanding at June 30, 2017	2,730,067	$6.04	8.6 years	$10,744
Vested and expected to vest at June 30, 2017	2,455,271	$5.90	8.5 years	$9,984
Vested and exercisable at June 30, 2017	726,415	$3.40	6.7 years	$4,733

Certain options outstanding under the 2008 Plan are exercisable under the early exercise provisions of the 2008 Plan. There are no early exercise provisions under the 2016 Plan. Options granted under the 2008 Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. During the prior year ended December 31, 2016, 252,453 options were early exercised and 154,725 remain unvested as of June 30, 2017 with a related liability of $0.2 million recorded under other current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2017. There were no options early exercised during the six months ended June 30, 2017.

Employee Stock Purchase Plan
On October 5, 2016, the Employee Stock Purchase Plan, or ESPP, became effective. The ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 180,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of common stock and common stock equivalents as of the immediately preceding December 31. During the three and six months ended June 30, 2017, 23,206 shares were issued pursuant to ESPP purchases. Stock-based compensation expense related to the ESPP was immaterial and $0.1 million for the three and six months ended June 30, 2017, respectively, and is included in total stock-based compensation expense previously disclosed.

8. Stockholder's Equity

Outstanding Warrants
The following equity classified warrants were outstanding as of June 30, 2017:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
Total	24,224	$6.1918

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of June 30, 2017:

Stock options issued and outstanding	2,730,067
Authorized for future option grants	1,617,085
Authorized for future issuance under ESPP	347,025
Warrants outstanding	24,224
Total	4,718,401

9. Income Taxes
For the three and six months ended June 30, 2017 and 2016, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2019. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.
Future noncancelable minimum payment obligations under the operating lease were as follows as of June 30, 2017 (in thousands):

Year ended:
December 31, 2017	$162
December 31, 2018	397
December 31, 2019	100
Total future payments due under building lease	$659

Rent expense was $0.1 million for each of the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

11. Related Party Transactions
In June 2013, the Company and Bader Sultan & Bros. Co W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait, entered into a distribution agreement, whereby the Company appointed Bader as a distributor of its products in the Middle East. Sales to Bader began in November 2013. Bader subsequently participated in the Company's Series D convertible preferred stock financing in 2014. Prior to the Company's initial public offering, or IPO, in October 2016, Bader was considered a related party due to its beneficial ownership percentage of the Company.  As a result of Bader’s decreased beneficial ownership percentage of the Company following the IPO, Bader is no longer a related party for accounting purposes.
Sales to Bader for the three months ended June 30, 2017 and 2016 were immaterial and $0.8 million, respectively, which represent an immaterial percentage and 100% of total revenue for the respective periods. Sales to Bader for the six months ended June 30, 2017 and 2016 were immaterial and $1.8 million, respectively, which represent an immaterial percentage and 100% of total revenue for the respective periods.
12. Subsequent Events
Commencement of Middle East Sales
In July 2017, the Company began selling its current generation Obalon balloon system to Bader in the Middle East.
Sale of New Capsule in United States
In July 2017, the Company began selling the Obalon balloon system with the vegetable-based HydroxyPropylMethylCellulose, or HPMC, capsule to physicians and institutions in the United States.
Stock Option Grants
Subsequent to June 30, 2017, stock options for 0.1 million shares of the Company's common stock were granted to Company employees.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, timing and results of preclinical and clinical development activities, and potential regulatory approval and commercialization of products and product candidates. In some cases, forward looking-statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.

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
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. In September 2016, we received premarket approval, or PMA, from the FDA to market our balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery. We commenced the U.S. commercial launch of our Obalon balloon system with both initial shipments to physicians and institutions and first commercial patient placements in January 2017.
In April 2017, we received FDA PMA approval of our vegetable-based HydroxyPropylMethylCellulose, or HPMC, capsule, which was developed to eliminate potential cultural or religious concerns with animal-based gelatin capsules. The HPMC capsule is intended to replace the current animal-based gelatin capsule in all future product sales.
We began selling an earlier version of our Obalon balloon system in international markets in the third quarter of 2012. In June 2013, we entered into a distribution agreement with Bader Sultan & Bros. Co W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait. Pursuant to the distribution agreement, in November 2013, we began selling our earlier generation Obalon balloon system to Bader, our sole distributor in the Middle East. We continued distribution of our earlier generation product in the Middle East through December 2016 while we focused on developing our current Obalon balloon system for the U.S. market.
In December 2016, we discontinued sales of our prior generation product to Bader. In May 2017, we were notified that we had obtained the necessary regulatory approvals in select Middle East markets to commercialize our current generation product. Sales to Bader for the three months ended June 30, 2017 and 2016 were immaterial and $0.8 million, respectively, which represented an immaterial percentage and 100% of total revenue, respectively. Sales to Bader for the six months ended June 30, 2017 were immaterial and $1.8 million, respectively, which represented an immaterial percentage and 100% of total revenue, respectively. We expect Bader to account for a significantly lower percentage of our total revenue in the future as we now focus the majority of our selling efforts on the United States.
We will continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. We have built a direct sales organization consisting of regional sales directors, executive account managers and product specialists. We are selling the Obalon balloon system on a self-pay basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay and cash pay practices. Given the initial focus of our sales and marketing efforts, we are currently targeting the U.S. market with a sales organization of approximately 25 individuals.
We generated total revenue of $2.0 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $3.4 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, our net loss was $7.7 million and $4.1 million, respectively, and for the six months ended June 30, 2017 and 2016, our net loss was $15.5 million and $7.7 million, respectively. We have not been profitable since inception, and as of June 30, 2017, our accumulated deficit was $92.1 million. From inception through June 30, 2017, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and, to a lesser extent, debt financing arrangements.
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
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Revenue reflects sales of our Obalon balloon system directly to physicians and institutions in the United States, and revenue, related party reflects sales which occurred before December 31, 2016 of our Obalon balloon system to Bader in the Middle East. Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. Our sales outside the United States for the first six months of 2017 were immaterial.
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
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products, enter international markets, expand manufacturing capacity when required, discontinue obsolete products and adopt new manufacturing processes and technologies.
In January 2017, we began offering a swallow guarantee program in the United States where we may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. We defer revenue relating to this swallow guarantee program based on expected failure rate and then recognize the revenue when replacement balloons are provided. As a result of this program our financial results or gross profit may be adversely impacted.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We have grown our sales and marketing headcount and programs significantly in the past year to support the commercial launch of our Obalon balloon system in the United States. As a result, SG&A expenses have grown significantly, and are expected to continue to increase in absolute dollars and as a percentage of total revenue for the foreseeable future as we continue to expand our sales and marketing infrastructure to drive and support anticipated growth in revenue and due to the additional legal, accounting, insurance and other expenses associated with being a public company.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)
Condensed consolidated statements of operations data:
Revenue:
Revenue	$1,963	$—	$3,435	$—
Revenue, related party	—	779	—	1,848
Total revenue	1,963	779	3,435	1,848
Cost of revenue	990	672	1,813	1,294
Gross profit	973	107	1,622	554
Operating expenses:
Research and development	2,760	2,586	5,160	5,098
Selling, general and administrative	5,853	1,596	11,793	2,975
Total operating expenses	8,613	4,182	16,953	8,073
Loss from operations	(7,640)	(4,075)	(15,331)	(7,519)
Interest expense, net	(35)	(143)	(89)	(290)
Gain from change in fair value of warrant liability	—	96	—	119
Other expense, net	(55)	(9)	(55)	(22)
Net loss	(7,730)	(4,131)	(15,475)	(7,712)
Other comprehensive loss	—	6	(18)	4
Net loss and comprehensive loss	$(7,730)	$(4,125)	$(15,493)	$(7,708)
Comparison of three months ended June 30, 2017 and 2016
Total revenue.    Total revenue increased $1.2 million to $2.0 million during the three months ended June 30, 2017, compared to $0.8 million during the three months ended June 30, 2016. This increase was primarily due to an increase in price per unit sold as the average selling price of our current generation product in the United States was higher than the average selling price of our previous generation product in the Middle East. In addition, volume of units sold increased period over period. All balloon units sold during the three months ended June 30, 2017 were to physicians and institutions in the United States and all balloon units sold during the three months ended June 30, 2016 were to Bader in the Middle East.
Cost of revenue and gross profit.    Cost of revenue increased $0.3 million to $1.0 million during the three months ended June 30, 2017, compared to $0.7 million during the three months ended June 30, 2016. This was primarily attributable to an increase in payroll, outside consultants, and other overhead costs associated with the expansion of our manufacturing organization to support U.S. commercialization of our Obalon balloon system. Gross profit increased $0.9 million to $1.0 million during the three months ended June 30, 2017, compared to $0.1 million during the three months ended June 30, 2016. Gross profit as a percentage of revenue increased to 50% during the three months ended June 30, 2017 compared to 14% during the three months ended June 30, 2016. This was primarily attributable to higher revenue, a higher average selling price on each unit, and the fixed portion of our overhead costs being allocated over a higher number of units sold.
Research and development expenses.    R&D expenses increased $0.2 million to $2.8 million during the three months ended June 30, 2017, compared to $2.6 million during the three months ended June 30, 2016. This increase was primarily due to an increase in employee related expenses associated with additional headcount, and an increase in supplies expense and outside consultants expense related primarily to work on our next generation products. Partially offsetting these increases was a decrease in clinical trial expenses due to the conclusion of our SMART trial in May 2016.
Selling, general and administrative expenses.    SG&A expenses increased $4.3 million to $5.9 million during the three months ended June 30, 2017, compared to $1.6 million during the three months ended June 30, 2016. This increase was primarily attributable to an increase in payroll expenses from an increase in headcount and an increase in sales and marketing related activities. The remainder of the increase relates to increased stock-based compensation, travel, insurance and public company related expenses.

Interest expense, net.    Interest expense, net decreased approximately $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was due to increased interest income received on the proceeds from our IPO.
Comparison of six months ended June 30, 2017 and 2016
Total revenue.    Total revenue increased $1.6 million to $3.4 million during the six months ended June 30, 2017, compared to $1.8 million during the six months ended June 30, 2016. This increase was primarily due to an increase in price per unit sold as the average selling price of our current generation product in the United States was higher than the average selling price of our previous generation product in the Middle East. All balloon units sold during the six months ended June 30, 2017 were to physicians and institutions in the United States and all balloon units sold during the six months ended June 30, 2016 were to Bader in the Middle East.
Cost of revenue and gross profit.    Cost of revenue increased $0.5 million to $1.8 million during the six months ended June 30, 2017, compared to $1.3 million during the six months ended June 30, 2016. This was primarily attributable to an increase in payroll and other overhead costs associated with the expansion of our manufacturing organization to support the U.S. launch of our Obalon balloon system. Gross profit increased $1.0 million to $1.6 million during the six months ended June 30, 2017, compared to $0.6 million during the six months ended June 30, 2016. Gross profit as a percentage of revenue increased to 47% during the six months ended June 30, 2017, compared to 30% during the six months ended June 30, 2016. This was primarily attributable to higher revenue and a higher average selling price on each unit.
Research and development expenses.    R&D expenses increased $0.1 million to $5.2 million during the six months ended June 30, 2017, compared to $5.1 million during the six months ended June 30, 2016. This increase was due primarily to higher employee expenses related to headcount additions and was partially offset by lower clinical trial expenses.
Selling, general and administrative expenses.    SG&A expenses increased $8.8 million to $11.8 million during the six months ended June 30, 2017, compared to $3.0 million during the six months ended June 30, 2016. This increase was primarily attributable to an increase in payroll expenses from an increase in headcount and an increase in sales and marketing related activities. The remainder of the increase relates to increased stock-based compensation, travel, insurance and public company related expenses.
Interest expense, net.    Interest expense, net decreased approximately $0.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was due to increased interest income received on the proceeds from our IPO.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2017, we had cash and cash equivalents and short-term investments of $60.7 million and an accumulated deficit of $92.1 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and, to a lesser extent, the incurrence of debt. As of June 30, 2017, we have $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank), with an ability to borrow an additional $5.0 million available until December 2017.
We expect to incur substantial expenditures in the next 12 months to support the U.S. commercialization of our product and support continued research and development. We believe that our existing cash and cash equivalents and short-term investments and expected revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a direct sales force and the expansion of our manufacturing facilities, and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to incur substantial costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of maintaining and growing our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue generated by sales of our Obalon balloon system and other products that may be approved in the United States or other international markets;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing variations of our Obalon balloon system, and, if necessary, obtaining FDA approval of such variations;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent and scope of our general and administrative expenses.
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
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, and June 2017.
As of June 30, 2017, we could borrow up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million which was carried over from our previous agreement in September 2016, and a second tranche of $5.0 million which may be drawn by us any time prior to December 21, 2017. As of June 30, 2017, we have not drawn down on this second tranche, and had $10.0 million outstanding under this loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020.
The loan and security agreement provides for an interest-only period through June 21, 2018, followed by a 30-month principal and interest period with the first principal payment due on July 1, 2018. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
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
CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	(14,408)	(8,663)
Investing activities	(52,987)	(4,892)
Financing activities	247	14,528
Net (decrease) increase in cash and cash equivalents	(67,148)	973
Net cash used in operating activities
During the six months ended June 30, 2017, net cash used in operating activities was $14.4 million, consisting primarily of a net loss of $15.5 million, offset by non-cash charges of $1.2 million, consisting primarily of stock-based compensation expense and depreciation expense.
During the six months ended June 30, 2016, net cash used in operating activities was $8.7 million, consisting primarily of a net loss of $7.7 million, and an increase in net operating assets of $1.2 million primarily related to the payment of compensation accrued at December 31, 2015. These items were partially offset by non-cash charges of $0.2 million, consisting primarily of stock-based compensation expense and depreciation expense.
Net cash used in investing activities
During the six months ended June 30, 2017, net cash used in investing activities was $53.0 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short-term investments.
During the six months ended June 30, 2016, net cash used in investing activities was $4.9 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
Net cash provided by financing activities
During the six months ended June 30, 2017, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds received from purchases of common stock pursuant to the Company's Employee Stock Purchase Plan.
During the six months ended June 30, 2016, net cash provided by financing activities was $14.5 million, consisting primarily of net proceeds of $14.5 million from the issuance of Series E convertible preferred stock.
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

Estimated costs of customer incentive programs are recorded at the time the incentives are offered, based on the specific terms and conditions of the program. Estimated costs from these programs are recorded as a reduction of revenue unless the Company receives a separately identifiable benefit from the customer and can reasonably estimate the fair value of that benefit, in which case, these costs are recorded as an operating expense. In January 2017, the Company began offering a swallow guarantee program in the United States where it may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. The Company defers revenue relating to its swallow guarantee program based on its expected failure rate and then recognizes the revenue when replacement balloons are provided.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
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
In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of June 30, 2017, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of June 30, 2017, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
EFFECTS OF INFLATION
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Polyzen, Inc. v. Obalon Therapeutics, Inc.
On June 22, 2017, Polyzen initiated a patent infringement action against us in the United States District Court for the Southern District of California (Case No. 8-17-cv-01083) relating to three patents owned by Polyzen. The complaint seeks damages related to the alleged infringement.  We believe Polyzen’s claims are without merit and intend to vigorously defend against this matter. Although we believe these claims are without merit, patent and other types of intellectual property litigation can involve complex factual and legal questions, can have an uncertain outcome, and may be expensive and time-consuming to resolve.

In addition to the legal matter described above, from time to time, we are involved in legal proceedings in the ordinary course of business, which we believe will not have a material adverse effect on our business, financial condition or results of operations.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. In the second half of 2016, we significantly expanded our U.S. sales and marketing organization. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $7.7 million and $15.5 million during the three and six months ended June 30, 2017, respectively, and $4.1 million and $7.7 million during the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $92.1 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our Obalon balloon system, sell our Obalon balloon system in international markets, and build and maintain the sales and marketing infrastructure to support commercialization of our product in the United States.
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
We were incorporated in 2008, and to date our business activities have been focused primarily on the development and regulatory approval of our Obalon balloon system. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon balloon system and its component parts. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. In January 2017, we began selling our Obalon balloon system in the United States, and we expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating experience and limited commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

•
patient and physician demand for our Obalon balloon system, including the rate at which physicians recommend our Obalon balloon system to their patients and the rate at which patients seek treatment from physicians;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon balloon system, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon balloon system;

•
any safety or efficacy concerns for the category of intragastric balloons including traditional saline-filled balloons such as those safety issues stated in the February 2017 FDA Health Care Provider letter warning about pancreatitis and hyperinflation;

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
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. In February 2017, the FDA issued a letter to Healthcare

Practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. Although the letter specifically states that these events have not been reported for the Obalon balloon system, this action could create negative perceptions of the entire category and slow down the acceptance of the Obalon balloon system. Additionally, if patients undergoing treatment with our Obalon balloon system perceive the weight loss inadequate or adverse events too numerous or severe as compared with the retreatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.
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

•	perceived liability risk generally associated with the use of new products and procedures;

•	lack or perceived lack of sufficient clinical evidence supporting clinical benefits;

•	reluctance to change to or use new products;

•	perceptions that our products are unproven or experimental;

•	time and skill commitment that may be required to gain familiarity with a new system;

•	lack of access to ancillary equipment such as x-ray and endoscopy which is necessary to place and/or remove the Obalon balloon system; and

•	difficulty convincing physicians of the positive economics of our product.
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
For instance, if the Obalon capsule does not reach a patient’s stomach and is inflated in another portion of the body, such as the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians have in the past failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.
Our quality assurance testing programs may not be adequate to detect all defects, which may result in patient adverse events, interfere with customer satisfaction, reduce sales opportunities, harm our marketplace reputation, increase warranty repairs or reduce gross profit. Our inability to remedy a product defect could result in a product recall, temporary or permanent withdrawal of a product from a market, product liability suits, damage to our reputation or our brand, inventory replacement costs or product reengineering expenses, any of which could have a material impact on our business, results of operations and financial condition.
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
In addition, factors that may inhibit our efforts to commercialize our Obalon balloon system and any other products that may receive FDA approval include:

•	the inability of our sales and marketing personnel to perform their duties and conduct business in a manner that is compliant with our internal policies and procedures and FDA law and regulations;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to recommend any current and future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	efforts by our competitors to commercialize products or procedures that address a similar patient population.
Our ability to increase our customer base and achieve broader market acceptance of our Obalon balloon system will depend to a significant extent on our ability to expand our marketing programs which create physician and patient demand for our product. We are dedicating significant financial and other resources to our marketing programs. Our business will be harmed if our marketing efforts and expenditures do not generate an increase in revenue.
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
Since our inception, the majority of our product sales have occurred internationally using an earlier generation of the Obalon balloon system. We transitioned to production of the current generation of the Obalon balloon system in November 2016. As a result, we have limited experience in manufacturing the current Obalon balloon system in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system. We may encounter production delays or shortfalls caused by many factors, including the following:

•	the timing and process needed to assimilate the changes necessary to enable our production processes to accommodate anticipated demand;

•	shortages that we may experience in any of the key components or sub-assemblies that we obtain from third-party suppliers;

•	production delays caused by receiving components or supplies which do not meet our quality specifications;

•	delays that we may experience in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;

•	delays that we may experience in seeking FDA review and approval of PMA supplements required for certain changes in manufacturing facilities, methods or quality control procedures;

•
our limited experience in complying with the FDA’s Quality System Regulation, or the QSR, which sets forth good manufacturing practice requirements for medical devices and applies to the manufacture of the components of our Obalon balloon system;

•	our ability to attract and retain qualified employees, who are in short supply, in order to increase our manufacturing output; and

•	our ability to design and validate processes to allow us to manufacture future generations of the Obalon balloon system in an efficient manner.
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
We currently manufacture our Obalon balloon system and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders. For example, given that our Obalon balloon system is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.
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
Our operations have consumed substantial amounts of cash since inception. We believe that our existing cash and cash equivalents and short-term investments as of June 30, 2017 and expected revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future, including the continued growth of our direct sales force, increased marketing programs, the expansion of our manufacturing facilities when required, and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

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
A majority of our revenue prior to the U.S. launch of our Obalon balloon system in January 2017 was derived from a single distributor that is also one of our stockholders
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East. In December 2016, we discontinued sales of our prior generation product in the Middle East. In May 2017, we were notified that we had obtained the necessary regulatory approvals in select Middle East markets to commercialize our current generation product. Sales to Bader were immaterial for the three and six months ended June 30, 2017. However, revenue received from Bader’s distribution of our Obalon balloon system in the Middle East represented 100% of our total revenue for the year ended December 31, 2016 and a majority of our total revenue for the year ended December 31, 2015. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.

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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including those recently approved by the FDA, including Vivus, Inc., Arena Pharmaceuticals, Inc., Orexigen Therapeutics, Inc., and those with older brands or generics including Takeda Pharmaceutical Company Ltd, AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. After approximately a decade, four new devices were approved by the FDA in 2015 and 2016. Enteromedics Inc. received FDA approval for the Maestro, which is intended to create weight loss by vagal nerve stimulation. ReShape Medical Inc. and Apollo EndoSurgery, Inc. received FDA approval for the ReShape Duo Balloon and the ORBERA Balloon, respectively, each a traditional saline-filled intragastric balloon. Aspire Bariatrics received FDA approval for the Aspire Assist, a device that allows a patient to aspirate food after a meal. Allurion Technologies, Inc. has developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and the Middle East. Spatz Medical has also developed a traditional saline-filled intragastric balloon that has been approved for sale in Latin America and Europe. Additionally, there are many more companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, which could compete with us in the future.
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
We currently manufacture and assemble our Obalon balloon system in our single manufacturing facility in Carlsbad, California. Our products consist of components sourced from a variety of contract manufacturers and suppliers, with final assembly completed at our facility. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products, particularly as the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems would require FDA review and approval of a PMA supplement.
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

In February 2017, the FDA issued a letter to Healthcare Practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. Although the letter specifically states that these events have not been reported for the Obalon balloon system, adverse events associated with traditional saline-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
If we are unable to demonstrate that any adverse events are not related to our product, the FDA or other regulatory authorities could order us to cease further development of, require more restrictive indications for use and/or additional warnings, precautions and/or contraindications in the labeling than originally required, or delay or deny approval of any of our future products. Even if we are able to do so, such event could affect patient recruitment or the ability of enrolled patients to complete a clinical trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our products, the commercial prospects of such product may be harmed and our ability to generate product revenues from our product may be delayed or eliminated. Any of these occurrences may harm our ability to develop other products, and may harm our business, financial condition and prospects significantly.
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
As of June 30, 2017, we had $10.0 million in principal and interest outstanding under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). We also have an additional $5.0 million available to us under our loan and security agreement, which has not been drawn down. We are required to make interest-only monthly payments on the outstanding debt through June 2018, followed by 30 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
The failure of our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could also incur liability. Any of these events could have a material adverse effect on our reputation, business, financial condition and results of operations.
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
We are in the process of designing and implementing our internal control over financial reporting, which will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or, once required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial statements and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.
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
If we initiate a correction or removal for one of our devices, issue a safety alert, or undertake a field action or recall to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall, which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices and to negative publicity, including FDA alerts, press releases, or administrative or judicial enforcement actions. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

In February 2017, the FDA issued a letter to Healthcare Practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. Although the letter specifically states that these events have not been reported for the Obalon balloon system, adverse events associated with traditional saline-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
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
As of June 30, 2017, we held 16 issued U.S. patents and had 17 pending U.S. patent applications, as well as 20 international patents issued in Europe, Mexico, Australia, Canada, Asia, China and Israel and 33 pending international patent applications in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2032.
As of June 30, 2017, we held one registered U.S. trademark and 14 registered marks in Europe, the Middle East, Asia and Mexico. We have four pending U.S. trademark applications and 16 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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

On June 22, 2017, Polyzen, Inc., or Polyzen, initiated a patent infringement action against us in the United States District Court for the Southern District of California relating to three patents owned by Polyzen and related manufacturing processes. We believe Polyzen’s claims are without merit and intend to vigorously defend against this matter.  Please see “Legal Proceedings” for additional details.
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
Certain holders of shares of our common stock are also entitled to rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also intend to register shares of common stock that we may issue under our equity incentive plans. Once we register these shares, they can be sold freely in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
As of June 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
None.
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
There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017. Through June 30, 2017, approximately $20.6 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/2016
3.4	Restated Bylaws	S-1	333-213551	9/26/2016
10.1	Fourth Amendment to Loan and Security Agreement, dated June 9, 2017, between the Registrant and Pacific Western Bank				X
10.2	Obalon Therapeutics, Inc. Director Compensation Program				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

OBALON THERAPEUTICS, INC.

Date: August 2, 2017	by:	/s/ Andrew Rasdal
Andrew Rasdal
President and Chief Executive Officer

Date: August 2, 2017	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer