Form 10-Q
period 2017-09-30
OBALON THERAPEUTICS INC
filed 2017-11-03
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on November 1, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	17,441,817

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,083	$72,975
Short-term investments	41,289	2,500
Accounts receivable, net	2,515	—
Accounts receivable, related party	—	515
Inventory	911	827
Other current assets	1,006	1,244
Total current assets	57,804	78,061
Property and equipment, net	1,274	717
Total assets	$59,078	$78,778
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,143	$595
Accrued compensation	2,671	2,497
Accrued clinical expenses	140	101
Deferred revenue	193	121
Other current liabilities	1,477	1,278
Current portion of long-term loan	957	—
Total current liabilities	6,581	4,592
Deferred rent	26	—
Long-term loan, excluding current portion	8,955	9,881
Total long-term liabilities	8,981	9,881
Total liabilities	15,562	14,473
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 17,372,214 and 16,773,205 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	17	17
Additional paid-in capital	144,757	140,898
Accumulated other comprehensive loss	(4)	(1)
Accumulated deficit	(101,254)	(76,609)
Total stockholders’ equity	43,516	64,305
Total liabilities and stockholders’ equity	$59,078	$78,778

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Unaudited)
Revenue:
Revenue	$2,787	$—	$6,222	$—
Revenue, related party	—	773	—	2,621
Total revenue	2,787	773	6,222	2,621
Cost of revenue	1,314	644	3,127	1,938
Gross profit	1,473	129	3,095	683
Operating expenses:
Research and development	2,798	2,169	7,958	7,267
Selling, general and administrative	7,813	2,412	19,606	5,387
Total operating expenses	10,611	4,581	27,564	12,654
Loss from operations	(9,138)	(4,452)	(24,469)	(11,971)
Interest expense, net	(21)	(135)	(110)	(425)
Loss from change in fair value of warrant liability	—	(669)	—	(550)
Other expense, net	(11)	(4)	(66)	(26)
Net loss	(9,170)	(5,260)	(24,645)	(12,972)
Other comprehensive income (loss)	15	1	(3)	5
Net loss and comprehensive loss	$(9,155)	$(5,259)	$(24,648)	$(12,967)
Net loss per share, basic and diluted	$(0.55)	$(5.46)	$(1.48)	$(18.36)
Weighted-average common shares outstanding, basic and diluted	16,747,791	963,724	16,649,447	706,688

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016

	(Unaudited)
Operating activities:
Net loss	$(24,645)	$(12,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	142
Stock-based compensation	2,102	200
Fair value of stock issued for legal settlement	1,398	—
Loss on disposal of fixed assets	—	13
Change in fair value of warrant liability	—	550
Amortization of investment premium, net	24	96
Amortization of debt discount	31	60
Change in operating assets and liabilities:
Accounts receivable, net	(2,515)	—
Accounts receivable from related party	515	121
Inventory	(84)	(75)
Other current assets	240	(2,597)
Accounts payable and accrued expenses	534	519
Accrued compensation	174	(566)
Accrued clinical expenses	39	(774)
Deferred revenue	72	—
Other current and long term liabilities	467	1,690
Net cash used in operating activities	(21,427)	(13,593)
Investing activities:
Purchases of short-term investments	(80,317)	(18,897)
Maturities of short-term investments	41,500	16,150
Purchase of property and equipment	(904)	(259)
Net cash used in investing activities	(39,721)	(3,006)
Financing activities:
Issuance of preferred stock for cash, net of offering costs	—	14,517
Fees paid in connection with loan amendment	—	(15)
Proceeds from stock issued under employee stock purchase plan	210	—
Proceeds from sale of common stock upon exercise of stock options	46	1,065
Net cash provided by financing activities	256	15,567
Net decrease in cash and cash equivalents	(60,892)	(1,032)
Cash and cash equivalents at beginning of period	72,975	3,356
Cash and cash equivalents at end of period	$12,083	$2,324
Supplemental cash flow information:
Interest paid	$416	$405
Conversion of customer deposit from related party to preferred stock	$—	$1,283
Property and equipment in accounts payable	$126	$—
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
As of September 30, 2017, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $2.8 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.2 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from equity and debt financings. On September 8, 2016, the Company received premarket approval from the FDA to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Company began selling its Obalon balloon system in the United States in January 2017. For all periods presented through December 31, 2016, all sales are to customers outside of the United States.
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of September 30, 2017, its accumulated deficit was $101.3 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts including clinical trials of products under development. The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company believes that its existing cash and cash equivalents and short-term investments and expected revenues will be sufficient to meet its capital requirements and fund its operations through at least the next twelve months from the date of this filing.

Concentration of Credit Risk
As of September 30, 2017, Bader Sultan was the only individual customer that accounted for more than 10% of accounts receivable. For the three and nine months ended September 30, 2017 and 2016, Bader Sultan was the only customer that accounted for more than 10% of revenue.

Reclassifications
Certain immaterial reclassifications have been made to certain of the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications have not changed the results of operations.

2. Summary of Significant Accounting Policies

Except for the revenue recognition policy described below, there were no significant changes to the accounting policies during the nine months ended September 30, 2017, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2017 and its condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
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
Dilutive common stock equivalents are comprised of warrants, if material, unvested restricted stock awards (RSAs), and unexercised stock options outstanding under the Company’s equity plan.
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
In August 2015, the FASB issued Accounting Standards Update, or ASU, 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09, which was issued in March 2014 and has been codified with the Accounting Standards Codification, or ASC, as Topic 606, is now effective for public companies for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASC 606 provides companies with two implementation methods: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within ASC 606 to clarify various elements of the guidance. The Company began its commercialization in the United States in January 2017. The Company's US sales strategy is continuously evolving and the Company has entered into new types of sales agreements throughout the fiscal year. The Company intends to adopt the standard using the modified retrospective approach, but given the early stage of US commercialization and the possibility of additional contracts entered into prior to adoption, the Company cannot reasonably estimate the impact of this standard on its consolidated financial statements. The Company is continuing to assess the potential impacts of the standard, including the impact to the pattern with which it recognizes revenue based on the terms entered into, additional disclosure considerations, and is finalizing the determination of transition approach.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$11,829	$11,829	$—	$—
Short-term investments:
U.S. Treasury bonds	41,289	41,289	—	—
Total assets	$53,118	$53,118	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury bonds	2,500	2,500	—	—
Total assets	$2,500	$2,500	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2017 and December 31, 2016.

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

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except for shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(9,170)	(5,260)	(24,645)	(12,972)
Weighted-average common shares outstanding, basic and diluted	16,747,791	963,724	16,649,447	706,688
Net loss per share, basic and diluted	$(0.55)	$(5.46)	$(1.48)	$(18.36)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock and if-converted methods that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Convertible preferred stock, on an as-if-converted basis	—	10,360,419	—	9,524,692
Stock options to purchase common stock	873,282	163,967	904,755	220,818
Unvested restricted stock awards	12,956	—	4,319	—
Total	886,238	10,524,386	909,074	9,745,510

5. Balance Sheet Details
Short-term investments consist of the following (in thousands):

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At September 30, 2017
U.S. Treasury	1 year or less	$41,293	$—	$(4)	$41,289

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2016
U.S. Treasury	1 year or less	$2,501	$—	$(1)	$2,500

Inventory consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$693	$379
Work in process	114	239
Finished goods	104	209
Total	$911	$827

Other current assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses	816	962
Interest receivable	143	5
Other assets	47	277
Total	$1,006	$1,244
Property and equipment, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment	$643	$334
Leasehold improvements	233	193
Furniture and fixtures	160	118
Scientific equipment	1,310	854
Construction in progress, or CIP	234	302
	2,580	1,801
Less: accumulated depreciation and amortization	(1,306)	(1,084)
Total	$1,274	$717

Depreciation and amortization expense was $0.1 million for each of the three months ended September 30, 2017 and 2016, and $0.2 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued professional fees	210	560
Accrued legal	59	53
Accrued interest	44	44
Accrued marketing	301	122
Other accrued expenses	863	499
Total	$1,477	$1,278

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
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

September 30, 2017
Face value	$10,000
Less: unamortized debt issuance costs	(88)
Total term loan	$9,912
Less: current portion of long-term loan	(957)
Total long-term loan, excluding current portion	$8,955

As of September 30, 2017, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2017	—
December 31, 2018	2,000
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	—
Total future principal payments due under the Loan Agreement	$10,000

7. Stock-Based Compensation
As of September 30, 2017, 900,480 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.
The grant date fair value of stock options for employees was estimated using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Assumed risk-free interest rate	1.81%- 2.04%	1.42%	1.81%- 2.23%	1.42%- 1.53%
Assumed volatility	57.44%- 58.97%	52.96%	55.11%- 58.97%	52.96%- 53.49%
Expected option life	6.1 years	6.1 years	6.1 years	6.1 years
Expected dividend yield	—%	—%	—%	—%

For stock options, the Company recognizes compensation expense straight-line over the vesting term of the options. For restricted stock awards, the Company recognizes compensation expense straight-line over the vesting period for the fair value of the stock award on the grant date. The Company recorded stock-based compensation, including stock-based compensation to employees and nonemployees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$30	$8	83	23
Research and development	118	13	315	38
Selling, general and administrative	875	34	1,704	139
Total	$1,023	$55	2,102	200

Unrecognized compensation expense at September 30, 2017 was approximately $9.0 million, which is expected to be recognized over a weighted-average term of 2.6 years.
The following table summarizes stock option transactions for the 2016 Plan for the nine months ended September 30, 2017 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,225,684	$5.00
Options granted	893,768	9.68
Options exercised	(31,595)	1.51
Options canceled	(40,983)	5.56
Outstanding at September 30, 2017	3,046,874	$6.40	8.5	$9,818
Vested and expected to vest at September 30, 2017	2,738,780	$6.25	8.4	$9,235
Vested and exercisable at September 30, 2017	932,858	$3.95	7.0	$5,229

Certain options outstanding under the 2008 Plan are exercisable under the early exercise provisions of the 2008 Plan. There are no early exercise provisions under the 2016 Plan. Options granted under the 2008 Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. During the prior year ended December 31, 2016, 252,453 options were early exercised and 135,474 remain unvested as of September 30, 2017 with a related liability of $0.1 million recorded under other current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2017. There were no options early exercised during the nine months ended September 30, 2017.
The following table summarizes restricted stock award transactions for the 2016 Plan for the nine months ended September 30, 2017:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2016	—	$—
Awards granted	393,000	10.08
Awards vested	—	—
Awards canceled	—	—
Outstanding at September 30, 2017	393,000	$10.08
The Company's restricted stock awards vest 100% on the four year anniversary of the grant date. Stock-based compensation expense related to restricted stock awards was $0.1 million for the three and nine months ended September 30, 2017, respectively, and is included in total stock-based compensation expense previously disclosed. This expense is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

On October 5, 2016, the Employee Stock Purchase Plan, or ESPP, became effective. The ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 180,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP increases automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of common stock and common stock equivalents as of the immediately preceding December 31. During the nine months ended September 30, 2017, 23,206 shares were issued pursuant to ESPP purchases. Stock-based compensation expense related to the ESPP was $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively, and is included in total stock-based compensation expense previously disclosed.

8. Stockholder's Equity

Outstanding Warrants
The following equity classified warrants were outstanding as of September 30, 2017:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
Total	24,224	$6.1918

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of September 30, 2017:

Stock options issued and outstanding	3,046,874
Authorized for future option and award grants	900,480
Authorized for future issuance under ESPP	347,025
Warrants outstanding	24,224
Total	4,318,603

9. Income Taxes
For the three and nine months ended September 30, 2017 and 2016, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies

Leases
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2019. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.
Future noncancelable minimum payment obligations under the operating lease were as follows as of September 30, 2017 (in thousands):

Year ended:
December 31, 2017	$97
December 31, 2018	397
December 31, 2019	100
Total future payments due under building lease	$594

Rent expense was $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively, and $0.2 million for each of the nine months ended September 30, 2017 and 2016, respectively.

Litigation
On June 22, 2017, Polyzen, Inc. initiated a patent infringement action against the Company in the United States District Court for the Southern District of California relating to three patents owned by Polyzen. The complaint sought damages related to the alleged infringement.  The Company settled this claim in August 2017 by issuing 150,000 shares of common stock to Polyzen in return for a general release of all claims. The Company recognized $1.4 million in non-cash expense related to this settlement based on the fair value of the Company's stock on the settlement date.

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
Sales to Bader for the three months ended September 30, 2017 and 2016 were $0.8 million for each period, respectively, which represent 28% and 100% of total revenue for the respective periods. Sales to Bader for the nine months ended September 30, 2017 and 2016 were $0.8 million and $2.6 million, respectively, which represent 13% and 100% of total revenue for the respective periods. As of September 30, 2017 the Company had $0.5 million in accounts receivable from Bader, which represented 20% of the Company's total accounts receivable balance at that date.

12. Subsequent Events
Phagia settlement
On October 30, 2017, the Company agreed to issue 25,000 shares of common stock and to make a nominal cash payment to Phagia Technology, Inc. in connection with the settlement of certain contractual claims asserted by Phagia for milestone and royalty payments associated with the approval and commercial launch of the Obalon balloon system.  In return, the Company is receiving a general release of all claims.
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
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. In September 2016, we received premarket approval, or PMA, from the FDA and commenced U.S. commercialization in January 2017. The Obalon balloon system is approved for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.
We are focusing our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. We have built a direct sales organization consisting of regional sales directors, executive account managers, practice development managers and product specialists. We are selling the Obalon balloon system into physician specialty areas with weight loss practices such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons as they have experience managing self-pay and cash pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. Based on our product design and commercial data, we believe the Obalon balloon system provides very attractive economics for patients and physicians.
Intragastric balloons represent a new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon balloon system as an important, growing and sustainable treatment for weight loss. We are currently employing a focused launch strategy to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the US and international markets. We expect to continue investing in various activities to develop the intragastric balloon market for the foreseeable future.
In order to closely monitor the safety, efficacy and quality of the Obalon balloon system in actual commercial use, we have created an online clinical performance database, or registry. All physicians and institutions using the Obalon balloon system are able to enter their data in the registry and compare their performance to national and regional data. We may use this data for supporting scientific publications, improving clinical practices, commercial purposes or for providing information to regulatory bodies. To date, average weight loss per patient data and adverse events data reported in the registry have been more favorable than the comparable data from our SMART pivotal trial. We have voluntarily reported this data to the FDA.

In April 2017, we received PMA approval from the FDA for our vegetable-based HydroxyPropylMethylCellulose, or HPMC, capsule, which was developed to eliminate potential cultural or religious concerns with animal-based gelatin capsules. We have replaced the previous generation animal based gelatin capsule with the HPMC capsule and are currently selling all Obalon balloon systems with the HPMC capsule.
In September 2017, we submitted a PMA-supplement, or PMA-S, to the FDA for our Obalon navigation system. The Obalon navigation system is intended to eliminate the need for x-ray imaging during balloon placement. We believe the Obalon navigation system has the potential to make balloon placements easier, more reliable and less expensive. We believe the Obalon navigation system will help reduce clinical logistic challenges and provide more scheduling flexibility for balloon placements, which could increase the number of physicians offering the Obalon balloon system and facilitate the treatment of a higher volume of patients.
We also recently submitted a PMA-S to the FDA for our Obalon Touch Inflation System, also known as Obalon Touch. The Obalon Touch is our next generation inflation system that is designed to be automated, easier to operate and to provide more reliable and consistent Obalon balloon placements.

In the third quarter of 2012, we began selling an earlier version of our Obalon balloon system in international markets, and in June 2013, we entered into a distribution agreement with Bader Sultan & Bros. Co W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait. Pursuant to the distribution agreement, in November 2013, we began selling our earlier generation Obalon balloon system to Bader, our sole distributor in the Middle East. We continued distribution of our earlier generation product in the Middle East through December 2016.
In July 2017 we began shipping our current generation product to our distributor in the Middle East. International sales for the three months ended September 30, 2017 and 2016 were $0.8 million for each period, respectively, which represented 28% and 100% of total revenue, respectively. International sales for the nine months ended September 30, 2017 and 2016 were $0.8 million and $2.6 million, respectively, which represented 13% and 100% of total revenue, respectively. We expect international sales to account for a significantly lower percentage of our total revenue in the future as we now focus the majority of our selling efforts on the United States.
We generated total revenue of $2.8 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.2 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, our net loss was $9.2 million and $5.3 million, respectively, and for the nine months ended September 30, 2017 and 2016, our net loss was $24.6 million and $13.0 million, respectively. We have not been profitable since inception, and as of September 30, 2017, our accumulated deficit was $101.3 million. From inception through September 30, 2017, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and, to a lesser extent, debt financing arrangements.
We expect to continue to incur net losses for the foreseeable future as we invest to develop the intragastric balloon market and commercialize our product in the United States, including supporting our sales and marketing efforts. We are also continuing our research and development efforts, including conducting clinical trials of products in development, focused on bringing future product improvements to market. We may need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations or financial condition.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Revenue reflects sales of our Obalon balloon system directly to physicians and institutions in the United States and sales of our Obalon balloon system to our Middle East distributor, Bader, occurring after December 31, 2016. Revenue, related party reflects sales of our Obalon balloon system to Bader occurring before December 31, 2016. Prior to our IPO, Bader was considered a related party due to its beneficial ownership percentage of the Company.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon balloon system in the United States, which we anticipate will be our primary market. We expect that, as a result, total revenue will increase as we implement our U.S. sales strategy and our revenue from international sales will constitute a smaller percentage of total revenue. However, to date we have experienced limited penetration of this market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the currently small and immature intragastric balloon market, acceptance of our Obalon balloon system by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends.
Cost of revenue and gross margin
Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. We expect cost of revenue to increase in absolute dollars to the extent our total revenue grows but decrease as a percentage total of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units.
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products, enter international markets, expand manufacturing capacity when required, discontinue obsolete products and adopt new manufacturing processes and technologies. As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand that have adversely impacted our results of operations and profitability. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon balloon system.
In January 2017, we began offering a swallow guarantee program in the United States through which we may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. We defer revenue relating to this swallow guarantee program based on expected failure rate and then recognize the revenue when replacement balloons are provided. As a result of this program our financial results or gross profit may be adversely impacted.
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
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)
Condensed consolidated statements of operations data:
Revenue:
Revenue	$2,787	$—	$6,222	$—
Revenue, related party	—	773	—	2,621
Total revenue	2,787	773	6,222	2,621
Cost of revenue	1,314	644	3,127	1,938
Gross profit	1,473	129	3,095	683
Operating expenses:
Research and development	2,798	2,169	7,958	7,267
Selling, general and administrative	7,813	2,412	19,606	5,387
Total operating expenses	10,611	4,581	27,564	12,654
Loss from operations	(9,138)	(4,452)	(24,469)	(11,971)
Interest expense, net	(21)	(135)	(110)	(425)
Loss from change in fair value of warrant liability	—	(669)	—	(550)
Other expense, net	(11)	(4)	(66)	(26)
Net loss	(9,170)	(5,260)	(24,645)	(12,972)
Other comprehensive income (loss)	15	1	(3)	5
Net loss and comprehensive loss	$(9,155)	$(5,259)	$(24,648)	$(12,967)
Comparison of three months ended September 30, 2017 and 2016
Total revenue.    Total revenue increased $2.0 million to $2.8 million during the three months ended September 30, 2017, compared to $0.8 million during the three months ended September 30, 2016. This revenue increase was due primarily to an increase in volume of units sold, but also due to an increase in the average selling price per unit. The majority of balloon units sold during the three months ended September 30, 2017 were to physicians and institutions in the United States with the remainder sold to our Middle East distributor. All balloon units sold during the three months ended September 30, 2016 were to our Middle East distributor. Beginning in 2017, our Middle East distributor, Bader is no longer considered a related party due to its decreased beneficial ownership of us subsequent to the company's IPO.
Cost of revenue and gross profit.    Cost of revenue increased $0.7 million to $1.3 million during the three months ended September 30, 2017, compared to $0.6 million during the three months ended September 30, 2016. This was primarily attributable to an increase in payroll, outside consultants, and other overhead costs associated with the expansion of our manufacturing organization to support U.S. commercialization of our Obalon balloon system. Gross profit increased $1.4 million to $1.5 million during the three months ended September 30, 2017, compared to $0.1 million during the three months ended September 30, 2016. Gross profit as a percentage of revenue increased to 53% during the three months ended September 30, 2017 compared to 17% during the three months ended September 30, 2016. This was primarily attributable to a higher average selling price on each unit, and the fixed portion of our overhead costs being allocated over a higher number of units sold.
Research and development expenses.    R&D expenses increased $0.6 million to $2.8 million during the three months ended September 30, 2017, compared to $2.2 million during the three months ended September 30, 2016. This increase was primarily due to an increase in employee related expenses associated with additional headcount, and an increase in supplies expense and outside consultants expense related primarily to work on our next generation products.
Selling, general and administrative expenses.    SG&A expenses increased $5.4 million to $7.8 million during the three months ended September 30, 2017, compared to $2.4 million during the three months ended September 30, 2016. This increase was primarily attributable to an increase in payroll expenses from an increase in headcount and an increase in sales and marketing related activities. During the three months ended September 30, 2017, SG&A expense was also impacted by $1.4 million in non-cash expense relating to the fair value of shares of our common stock that we issued in settlement of a previously outstanding patent litigation case with Polyzen. The remainder of the increase relates to increased stock-based compensation, travel, insurance and public company related expenses.
Interest expense, net.    Interest expense, net decreased approximately $0.1 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was due to increased interest income received on the proceeds from our IPO which closed in October 2016.
Comparison of nine months ended September 30, 2017 and 2016
Total revenue.    Total revenue increased $3.6 million to $6.2 million during the nine months ended September 30, 2017, compared to $2.6 million during the nine months ended September 30, 2016. This increase was primarily due to an increase in price per unit sold as the average selling price of our current generation product in the United States was higher than the average selling price of our previous generation product in the Middle East and an increase in the volume of balloon units sold over the period. The majority of balloon units sold during the nine months ended September 30, 2017 were to physicians and institutions in the United States with the remainder sold to our Middle East distributor. All balloon units sold during the nine months ended September 30, 2016 were to our Middle East distributor. Beginning in 2017, our Middle East distributor, Bader, is no longer considered a related party due to its decreased beneficial ownership in the company subsequent to the company's IPO.
Cost of revenue and gross profit.    Cost of revenue increased $1.2 million to $3.1 million during the nine months ended September 30, 2017, compared to $1.9 million during the nine months ended September 30, 2016. This was primarily attributable to an increase in payroll and other overhead costs associated with the expansion of our manufacturing organization to support the U.S. launch of our Obalon balloon system. Gross profit increased $2.4 million to $3.1 million during the nine months ended September 30, 2017, compared to $0.7 million during the nine months ended September 30, 2016. Gross profit as a percentage of revenue increased to 50% during the nine months ended September 30, 2017, compared to 26% during the nine months ended September 30, 2016. This was primarily attributable to a higher average selling price on each unit, and the fixed portion of our overhead costs being allocated over a higher number of units sold.
Research and development expenses.    R&D expenses increased $0.7 million to $8.0 million during the nine months ended September 30, 2017, compared to $7.3 million during the nine months ended September 30, 2016. This increase was due primarily to higher employee expenses related to headcount additions and was partially offset by lower clinical trial expenses.
Selling, general and administrative expenses.    SG&A expenses increased $14.2 million to $19.6 million during the nine months ended September 30, 2017, compared to $5.4 million during the nine months ended September 30, 2016. This increase was primarily attributable to an increase in payroll expenses from an increase in headcount and an increase in sales and marketing related activities. During the nine months ended September 30, 2017, SG&A expense was also impacted by $1.4 million in non-cash expense relating to the fair value of shares of our common stock that we issued in settlement of a previously outstanding patent litigation case with Polyzen. The remainder of the increase relates to increased stock-based compensation, travel, insurance and public company related expenses.
Interest expense, net.    Interest expense, net decreased approximately $0.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was due to increased interest income received on the proceeds from our IPO which closed in October 2016.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2017, we had cash and cash equivalents and short-term investments of $53.4 million and an accumulated deficit of $101.3 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and, to a lesser extent, the incurrence of debt. As of September 30, 2017, we had $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank), with an ability to borrow an additional $5.0 million available until December 2017.
We expect to incur substantial expenditures in the next 12 months to develop the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. We believe that our existing cash and cash equivalents and short-term investments and expected revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a direct sales force, the expansion of our manufacturing capacity, and efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to incur substantial costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the costs and expenses of maintaining and growing our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the costs and results of our efforts to develop the immature intragastric balloon market;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue generated by sales of our Obalon balloon system and other products that may be approved in the United States or other international markets;

•	the quality of our products in clinical and commercial use;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing variations of our Obalon balloon system, and, if necessary, obtaining FDA approval of such variations;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future products we develop and commercialize;

•	our ability to scale our manufacturing operations to meet demand;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent and scope of our general and administrative expenses.
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
As of September 30, 2017, we could borrow up to $15.0 million in two tranches as follows: a first tranche consisting of $10.0 million which was carried over from our previous agreement in September 2016, and a second tranche of $5.0 million which may be drawn by us any time prior to December 21, 2017. As of September 30, 2017, we have not drawn down on this second tranche, and had $10.0 million outstanding under this loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020.
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
CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	(21,427)	(13,593)
Investing activities	(39,721)	(3,006)
Financing activities	256	15,567
Net decrease in cash and cash equivalents	(60,892)	(1,032)
Net cash used in operating activities
During the nine months ended September 30, 2017, net cash used in operating activities was $21.4 million, consisting primarily of a net loss of $24.6 million, and an increase in net operating assets of $0.5 million primarily related to an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities. This increase in net operating assets was further offset by non-cash charges of $3.8 million, consisting primarily of stock-based compensation expense, non-cash expense relating to the settlement of the Polyzen case, and depreciation expense.
During the nine months ended September 30, 2016, net cash used in operating activities was $13.6 million, consisting primarily of a net loss of $13.0 million, and an increase in net operating assets of $1.7 million primarily related to deferred offering costs incurred during the three months ended September 30, 2016. These items were partially offset by non-cash charges of $1.1 million, consisting primarily of changes in the fair value of warrant liability, stock-based compensation expense and depreciation expense.
Net cash used in investing activities
During the nine months ended September 30, 2017, net cash used in investing activities was $39.7 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short-term investments.
During the nine months ended September 30, 2016, net cash used in investing activities was $3.0 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
Net cash provided by financing activities
During the nine months ended September 30, 2017, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds received from purchases of common stock pursuant to the Company's Employee Stock Purchase Plan.
During the nine months ended September 30, 2016, net cash provided by financing activities was $15.6 million, consisting primarily of net proceeds of $14.5 million from the issuance of Series E convertible preferred stock and proceeds of $1.1 million from the sale of common stock upon exercise of stock options.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to the Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017.
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
In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of September 30, 2017, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of September 30, 2017, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
EFFECTS OF INFLATION
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.

On June 22, 2017, Polyzen, Inc. initiated a patent infringement action against us in the United States District Court for the Southern District of California relating to three patents owned by Polyzen. The complaint sought damages related to the alleged infringement.  We settled this claim in August 2017 by issuing 150,000 shares of our common stock to Polyzen in return for a general release of all claims.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. In the second half of 2016, we significantly expanded our U.S. sales and marketing organization, with further additions in 2017. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $9.2 million and $24.6 million during the three and nine months ended September 30, 2017, respectively, and $5.3 million and $13.0 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $101.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our Obalon balloon system, sell our Obalon balloon system in international markets, and build and maintain the sales and marketing infrastructure to support commercialization of our product in the United States.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost of a direct sales force, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. We will also continue to expend substantial amounts on research and development of new products, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant legal, accounting, insurance, and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and to date our business activities have been focused primarily on the development and regulatory approval of our Obalon balloon system. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon balloon system and its component parts and accessories. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. In January 2017, we began selling our Obalon balloon system in the United States, and we expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating experience and limited commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

•
patient and physician demand for our Obalon balloon system, including the rate at which physicians recommend our Obalon balloon system to their patients and the rate at which patients seek treatment from physicians;

•	changes in the composition of our customer base caused by acquisition of private medical practices by large hospitals could extend our selling cycle;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon balloon system, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon balloon system;

•
any safety or efficacy concerns for the category of intragastric balloons including traditional saline-filled balloons such as those safety issues stated in the February 2017 FDA Health Care Provider letter warning about pancreatitis and hyperinflation and the August 2017 FDA update letter regarding unanticipated deaths related to saline-filled balloons that were approved and launched prior to the Obalon balloon system;

•	unanticipated delays in product development or product launches;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating obese or overweight patients that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures; and

•	performance of our international distributors.
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

Intragastric balloons represent a new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only two other intragastric balloons available for sale in the United States, neither of which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon balloon system. We are currently employing a focused launch strategy in select U.S. geographies to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the US and international markets. We expect to continue investing in the activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon balloon system in September 2016, we began engaging in an active marketing campaign to raise awareness of our Obalon balloon system and its benefits among physicians, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
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
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. In February 2017, the FDA issued a letter to healthcare practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. In August 2017, the FDA issued an update to this letter, specifically mentioning five reports of unanticipated deaths that occurred in patients being treated with saline-filled intragastric balloons. Since the August 2017 letter, there have been additional reported deaths in the FDA's Medical and User Device Experience (MAUDE) database related to the use of saline-filled balloons. Although the February 2017 letter specifically states that these events have not been reported for the Obalon balloon system and the August 2017 letter only mentions saline-filled intragastric balloons, these letters could create negative perceptions of the entire category and slow down the acceptance of the Obalon balloon system. Additionally, if patients undergoing treatment with our Obalon balloon system perceive the weight loss inadequate or adverse events too numerous or severe as compared with the retreatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.
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

•	perceived liability risk generally associated with the use of new products and procedures;

•	lack or perceived lack of sufficient clinical evidence supporting clinical benefits;

•	reluctance to change to or use new products;

•	perceptions that our products are unproven or experimental;

•	time and skill commitment that may be required to gain familiarity with a new system;

•	lack of access or reluctance to acquire access to ancillary equipment such as x-ray and endoscopy which is necessary to place and/or remove the Obalon balloon system; and

•	difficulty convincing physicians of the economic benefit of our product to their practice.
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
The effectiveness and safety of our Obalon balloon system depends critically on our ability, and our international distributors ability to educate and train physicians on its safe and proper use. If we or our international distributors are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.
In addition to educating physicians on the clinical benefits of our Obalon balloon system, we and our international distributors must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we, or our international distributors are unable to provide an adequate training program, product misuse may occur that could lead to SADEs. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products and it may take several procedures for a physician to be able to use our Obalon balloon system comfortably and safely. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon balloon system, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients may experience adverse events or not be able to enjoy the benefits of our system or achieve the weight loss outcomes they expect, leading to dissatisfaction and market rejection of our products. Physicians may not follow our suggested practices when treating patients with our products. Misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.
The efficacy of our Obalon balloon system depends on patient compliance with a moderate intensity diet and behavior modification program. If patients are unwilling to make dietary and behavioral changes, patient outcomes may suffer which could negatively impact perception of our product in the marketplace
Our Obalon balloon system is approved as an adjunct to a moderate intensity diet and behavior modification program. As a result, in addition to undergoing the Obalon balloon procedure, patients will also need to modify their existing diet and level of physical activity in order to achieve their desired weight loss. If patients are unwilling to implement the appropriate dietary and behavioral changes, the amount of weight loss may be less than desired, leading to a negative perception of our product in the marketplace.
If patients are unable to successfully swallow the capsule, our device malfunctions during delivery or physicians cannot deploy the Obalon balloon, physicians may be unwilling to continue to recommend our products and perception among patients may be negatively impacted.
Patients may be unable to successfully swallow the capsule that contains the Obalon balloon, potentially creating an economic disincentive for physicians in adopting our technology. In our SMART trial, 7.6% of the combined treatment and control group patients failed to swallow a capsule with the microcatheter attached despite success swallowing a placebo that did not have a catheter attached. Although data regarding failed swallows in U.S. commercial usage is limited, we believe swallow failures could potentially occur at a similar rate in U.S. commercial usage. There have also been instances where balloon deployment was negatively impacted due to a leak in the microcatheter, which was caused by the patient biting the catheter during placement. There may be other reasons for unsuccessful placements that we are not yet aware. If the balloon is not successfully placed for any reason, the patient may attempt to seek a refund or monetary damages for the treatment. Alternatively, physicians and institutions that have paid us for a balloon, but have not been paid by their patient because of a treatment failure, may seek a refund or monetary damages from us. Either scenario could cause a negative financial impact for us and could also create ill will with patients and physicians.
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
Our quality assurance testing programs may not be adequate to detect all defects, which may result in patient adverse events, interfere with customer satisfaction, reduce sales opportunities, harm our marketplace reputation, increase warranty repairs and/or harm our revenue and results of operations. Our inability to remedy a product defect could result in a product recall, temporary or permanent withdrawal of a product from a market, product liability suits, damage to our reputation or our brand, inventory replacement costs or product reengineering expenses, any of which could have a material impact on our business, results of operations and financial condition.
If we fail to grow our sales and marketing capabilities and develop widespread brand awareness cost effectively, our financial performance and business may suffer.
We have limited experience as a company in the sales and marketing of our products. The majority of our product sales to date have been through a single international distributor in the Middle East, with a lesser percentage sold through distributors or directly to physicians in Europe and Mexico and a lesser percentage sold directly to physicians and institutions in the United States. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months before our sales representatives are fully trained and productive. Our business may be harmed if there is excessive turnover in our sales force, or our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales personnel. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
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
Our ability to increase our customer base and achieve broader market acceptance of our Obalon balloon system will depend to a significant extent on our ability to expand our marketing programs which create physician and patient demand for our product. We are dedicating significant financial and other resources to our marketing programs. Our business will be harmed if our marketing efforts and expenditures do not generate a sufficient increase in revenue to offset their cost.
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
Our success will also depend on the ability and willingness of patients to pay out-of-pocket for treatment with our products. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for elective treatments and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. The decision by a patient to elect to undergo treatment with the Obalon balloon system may be influenced by a number of additional factors, such as:

•	the success of any sales and marketing programs, including direct-to-consumer marketing efforts, that we, or any third parties we engage, undertake, and as to which we have limited experience;

•	the extent to which physicians offer the Obalon balloon system to their patients;

•	the extent to which the Obalon balloon system satisfies patient expectations;

•	the general perception of the Obalon balloon system in the consumer market;

•	the cost, safety, comfort, tolerability, ease of use, and effectiveness of the Obalon balloon system as compared to other treatments; and

•	general consumer confidence, which may be impacted by economic and political conditions.
Our financial performance will be materially harmed if we cannot generate significant physician or patient demand for the Obalon balloon system.
We have limited experience manufacturing our Obalon balloon system in commercial quantities and may not be able to scale our manufacturing organization to meet current or future demand
Since our inception, the majority of our product sales have occurred internationally using an earlier generation of the Obalon balloon system. We transitioned to production of the current generation of the Obalon balloon system in November 2016. As a result, we have limited experience in manufacturing the current Obalon balloon system in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system. In addition, our current generation international Obalon balloon, which we began shipping in 2017, utilizes a different catheter and dispenser configuration from our U.S. product, which we have limited experience manufacturing in commercial quantities. We have and may continue to encounter production delays or shortfalls caused by many factors, including the following:

•	the timing and process needed to assimilate the changes necessary to enable our production processes to accommodate anticipated demand;

•	shortages that we may experience in any of the key components or sub-assemblies that we obtain from third-party suppliers;

•	production delays or stoppages caused by receiving components or supplies which do not meet our quality specifications;

•	delays that we may experience in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;

•	delays that we may experience in seeking FDA review and approval of PMA supplements required for certain changes in manufacturing facilities, methods or quality control procedures;

•
our limited experience in complying with the FDA’s Quality System Regulation, or the QSR, which sets forth good manufacturing practice requirements for medical devices and applies to the manufacture of the components of our Obalon balloon system;

•	our ability to attract and retain qualified employees, who are in short supply, in order to increase our manufacturing output

•
our ability to design and validate processes to allow us to manufacture future generations of the Obalon balloon system that meets or exceeds our quality specifications in an efficient, cost-effective manner;

•	our ability to produce commercial product that meets or exceeds our manufacturing specifications and release criteria; and

•	production delays or stoppages caused by malfunction of production equipment and/or malfunction of the electrical, plumbing, ventilation, or cooling systems supporting our manufacturing facility.
As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand that have adversely impacted our results of operations and profitability. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon balloon system. If we continue to experience these challenges, our revenue could be impaired, our costs could increase, market acceptance for our product could be harmed and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture components of our Obalon balloon system in quantities sufficient to meet expected demand would materially harm our business.
We depend on third-party suppliers, including single source suppliers, to manufacture some of our components and sub-assemblies, which could make us vulnerable to supply shortages, interruptions in production and price fluctuations that could harm our business.
We currently manufacture our Obalon balloon system and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders. For example, given that our Obalon balloon system is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.
In addition, our reliance on third-party suppliers for current and future products subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;

•	inability to ensure the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	delays in delivery by our suppliers due to changes in demand from us or their other customers.
Although we require our third-party suppliers to supply us with components that meet our specifications and comply with applicable provisions of the QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to assure the components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements, or supply components in a timely manner. Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business and financial results.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our commercialization efforts and product development programs.
Our operations have consumed substantial amounts of cash since inception. We believe that our existing cash and cash equivalents and short-term investments as of September 30, 2017 and expected revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future, including the continued growth of our direct sales force, increased marketing programs, the expansion of our manufacturing facilities when required, and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	the costs and expenses of our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue generated by sales of our Obalon balloon system and any other products that may be approved in the United States;

•	the degree of success we experience in retaining and expanding international sales of our Obalon balloon system;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon balloon system and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.
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
A majority of our revenue prior to the U.S. launch of our Obalon balloon system in January 2017 was derived from a single distributor that is also one of our stockholders
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East. In December 2016, we discontinued sales of our prior generation product in the Middle East. In May 2017, we were notified that we had obtained the necessary regulatory approvals in select Middle East markets to commercialize our current generation product. We began shipping our current generation product to Bader in July 2017. Sales to Bader represented 13% of our total revenue for the nine months ended September 30, 2017, 100% of our total revenue for the year ended December 31, 2016, and a majority of our total revenue for the year ended December 31, 2015. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including those recently approved by the FDA, including Vivus, Inc., Arena Pharmaceuticals, Inc., Orexigen Therapeutics, Inc., and those with older brands or generics including Takeda Pharmaceutical Company Ltd, AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. After approximately a decade, four new devices were approved by the FDA in 2015 and 2016. Enteromedics Inc. received FDA approval for the Maestro, which is intended to create weight loss by vagal nerve stimulation. ReShape Medical Inc. (since acquired by Enteromedics) and Apollo EndoSurgery, Inc. received FDA approval for the ReShape Duo Balloon and the ORBERA Balloon, respectively, each a traditional saline-filled intragastric balloon. Aspire Bariatrics received FDA approval for the Aspire Assist, a device that allows a patient to aspirate food after a meal. Allurion Technologies, Inc. has developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and the Middle East. Spatz Medical has also developed a traditional saline-filled intragastric balloon that has been approved for sale in Latin America and Europe. Additionally, there are many more companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, which could compete with us in the future.
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
We currently manufacture and assemble our Obalon balloon system in our single manufacturing facility in Carlsbad, California. Our products consist of components sourced from a variety of contract manufacturers and suppliers, with final assembly completed at our facility. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, hurricane, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products, particularly as the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems would require FDA review and approval of a PMA supplement.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Diego area, often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may harm our ability to recruit and retain highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
If we are unable to manage the anticipated growth of our business, our future revenues and results of operations may be harmed.
We have been growing rapidly in recent periods and have a relatively short operating history as a commercial company and a limited history as a commercial company selling in the United States. We intend to continue to grow our business and may experience periods of rapid growth and expansion. Future growth will impose significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to design and implement efficient, scalable processes. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems, manufacturing operations, and other operational infrastructure. We must successfully expand our sales force to achieve broad market penetration and geographical coverage within the United States. We must also successfully increase manufacturing output to meet expected customer demand while still producing product that meets or exceeds our quality specifications. We have, and may continue to experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our expected growth in a cost effective manner could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.
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
The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects with the Obalon balloon system or deficiencies of other products in the intragastric balloon category. Recalls of our Obalon balloon system would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would negatively affect our stock price.
We may face product liability claims that could result in costly litigation and significant liabilities.
Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, marketing and selling of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in, our products. Claims may be made by patients, healthcare providers or others selling our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians in connection with the placement of our Obalon balloon into patients. If these physicians are not properly trained, are negligent, or willfully decide not to follow the physicians' direction for use, the capabilities of our products may be diminished or the patient may suffer critical injury. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and raw materials. This risk exists even if a device or product is cleared or approved for commercial sale by the FDA or other foreign regulators and manufactured in facilities registered with and regulated by the FDA or an applicable foreign regulatory authority.
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

For instance, patients could be harmed by the Obalon balloon if it is improperly inflated, inflated in the body other than in the stomach, not removed at the end of the six-month treatment period resulting in deflation, or if it deflates prematurely while in the body. Additionally, we do not sell our product sterilized, and it may be contaminated with forms of microorganisms prior to use. Any failure to follow the physician’s directions for use or the patient information guide, or any other defects, misuse or abuse associated with our product, could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot assure you that we will not face product liability suits.
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
While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, or by refusing to sell to any physician not following the physicians' directions for use, any recall or market withdrawal of, or refusal to sell, our products may delay the supply of those products to our customers and may impact our reputation. We cannot assure you that we will be successful in initiating appropriate recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Any such recalls and market withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, results of operations and financial condition.
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

In February 2017, the FDA issued a letter to healthcare practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. In August 2017, the FDA issued an update to this letter, specifically mentioning five reports of unanticipated deaths that occurred in patients being treated with saline-filled intragastric balloons. Since the August 2017 letter, there have been additional reported deaths in the MAUDE database related to the use of saline filled balloons. Although the February 2017 letter specifically states that these events have not been reported for the Obalon balloon system and the August 2017 letter only mentions saline-filled balloons, adverse events associated with traditional saline-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.

Although there have been no reports of deaths or unexpected adverse events reported with the Obalon balloon system in the United States, we have reported to the FDA per its medical device reporting (MDR) requirement events where the Obalon balloon caused or could have contributed to a patient injury.

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
As of September 30, 2017, we had $10.0 million in principal and interest outstanding under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). We also have an additional $5.0 million available to us under our loan and security agreement, which has not been drawn down. We are required to make interest-only monthly payments on the outstanding debt through June 2018, followed by 30 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
We have instituted a swallow guarantee which may provide replacement of product for physicians and institutions when patients are unable to swallow a capsule. To qualify for a replacement of product, the physician must adhere by our policies and procedures. The swallow guarantee is limited to a certain number of swallow attempts per balloon placement, as well as other procedural and technical requirements. As a result of this program, our financial results or gross profit may be impacted.
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
Our costs or results of operations could be negatively impacted if we are unable to collect our accounts receivable
We are currently selling our product primarily to physicians and institutions in the United States. In connection with each sale, we typically provide credit to customers on a short term basis with payment typically due within 30 days of invoicing. In the past we have experienced and may continue to experience the need to write off accounts receivable due to the inability to collect outstanding customer balances. The inability to collect accounts receivable has and may continue to have a negative impact on our results of operations.
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

The Obalon navigation system has been designed to track the balloon capsule during administration and eliminate the requirement for x-ray imaging during balloon placement. We recently filed a PMA-Supplement for the Obalon navigation system. Although the PMA-Supplement included clinical data and in vitro testing data, the FDA could request additional human or animal clinical data and testing. There can be no guarantee that we will receive regulatory approval for the sale and marketing of the Obalon navigation system in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on the Obalon navigation system and other new products to achieve our revenue goals in future years, failure to receive FDA approval or similiar regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain such regulatory approval, our ability to successfully market the Obalon navigation system may be limited. If we cannot sell our Obalon navigation system and other new products as planned, our financial results could be harmed.
We recently filed a PMA-Supplement for the Obalon Touch inflation system. The Obalon Touch inflation system is our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon Touch inflation system is a refinement of the EzPz Dispenser project based on the learning from actual usage. It is not anticipated that human clinical data will be required for approval and we based the PMA-Supplement on in vitro testing including, but not limited to, software validation and human factors assessment. However, it is possible that the FDA may require additional human or animal clinical data and testing, which could delay potential approval. There can be no guarantee that we will receive regulatory approval for the sale and marketing of the Obalon Touch inflation system in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on the Obalon Touch inflation system and other new products to achieve our revenue goals in future years, failure to receive FDA approval or regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain such regulatory approval, our ability to successfully market the Obalon Touch inflation system may be limited. If we cannot sell our Obalon Touch inflation system and other new products as planned, our financial results could be harmed.
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
We rely on our international distributors for timely reporting of any adverse events or product malfunctions which may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Notification by our international distributor of such events could result in product liability or regulatory enforcement actions, both of which could harm our business.
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

In February 2017, the FDA issued a letter to Healthcare Practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. In August 2017, the FDA issued an update to this letter, specifically mentioning five reports of unanticipated deaths that occurred in patients being treated with saline-filled intragastric balloons. Since the August 2017 letter, there have been additional reported deaths in the MAUDE database related to the use of saline filled balloons. Although the February 2017 letter specifically states that these events have not been reported for the Obalon balloon system and the August 2017 letter only mentions saline-filled intragastric balloons, adverse events associated with traditional saline-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
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
As of September 30, 2017, we held 16 issued U.S. patents and had 21 pending U.S. patent applications, as well as 22 international patents issued in Europe, Mexico, Australia, Canada, Asia, China and Israel and 33 pending international patent applications in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2033.
As of September 30, 2017, we held one registered U.S. trademark and 17 registered marks in Europe, the Middle East, Asia and Mexico. We have four pending U.S. trademark applications and 13 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
From time to time, third parties, including our competitors as well as other industry participants and/or non-practicing entities, may allege that the Obalon balloon system or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, in July 2017 Polyzen, Inc., or Polyzen, initiated a patent infringement action against us in the U.S. District Court for the Southern District of California. We also received a letter from another third party claiming milestone and royalty payments owed with respect to the approval and commercialization of our Obalon balloon system. We believe the claims in both instances were meritless but have settled the matters for a nominal cash payment and aggregate stock issuances of 175,000 shares, in exchange for which we received a general release of all claims. Additionally, we have received and may from time to time in the ordinary course of business continue to receive, letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe the patent rights of such third parties. If we decide not to seek a license or do not otherwise obtain a license to such third-party patents, there can be no assurance that we will not become subject to infringement claims or will not be forced to initiate legal proceedings in order to dispose of such actual or potential infringement claims or to seek to invalidate the claims of such third-party patents.
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

If securities or industry analysts do not publish research or reports about our business, publish negative reports about our business, or publish financial projections that we are unable to achieve, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors, and their projections of our financial results. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares, change their opinion of our shares, change their financial projections, or if we are unable to achieve their financial projections for us, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
As of September 30, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
On August 23, 2017, we issued 150,000 shares of our common stock (the “Polyzen Shares”) to Polyzen, Inc. in connection with the settlement of a patent infringement claim brought against the Company by Polyzen.  In return, we received a general release of all claims.

On October 30, 2017, we agreed to issue 25,000 shares of our common stock (these shares, together with the Polyzen Shares, the “Settlement Shares”) and to make a nominal cash payment to Phagia Technology, Inc. in connection with the settlement of certain contractual claims asserted by Phagia for milestone and royalty payments associated with the approval and commercial launch of the Obalon balloon system.  In return, we received a general release of all claims.

 The Settlement Shares were issued in reliance upon the exemption from the registration requirements of the Securities Act, provided by Rule 506(b) of the Securities Act on the basis that each of the third parties to whom the Settlement Shares were issued is an “accredited investor” as defined in Rule 501(a) of the Securities Act and we did not engage in any general solicitation or advertising in connection with the issuance of the Settlement Shares.

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
There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017. Through September 30, 2017, approximately $27.9 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.
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

OBALON THERAPEUTICS, INC.

Date: November 3, 2017	by:	/s/ Andrew Rasdal
Andrew Rasdal
President and Chief Executive Officer

Date: November 3, 2017	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer