Form 10-K
period 2017-12-31
OBALON THERAPEUTICS INC
filed 2018-03-05
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $84.7 million, computed by reference to the last sales price of $9.91 as reported by The NASDAQ Global Market as of June 30, 2017. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 8,276,677 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.
Total shares of common stock outstanding as of the close of business on February 27, 2018 was 17,612,490 shares.
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
ITEM 1.     Business
BUSINESS
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people by facilitating weight loss. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. We believe the Obalon balloon system offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and attractive economics for patients and physicians.

In September 2016, we received premarket approval, or PMA, from the FDA, and commenced U.S. commercialization in January 2017. The Obalon balloon system is FDA-approved for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

We received PMA approval for our Obalon balloon system based on the results of our U.S. pivotal clinical trial, referred to as the SMART trial. The SMART trial was a prospective, double-blinded, multi-center, randomized (1:1), parallel-group, active sham-controlled trial involving 387 patients, which demonstrated that patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, while at the same time maintaining a low rate of serious adverse device events, or SADEs. In the SMART trial, the Obalon balloon system also demonstrated a strong safety profile, continued weight loss over the full six month treatment period, showed statistically significant differences in metabolic profiles (which may or may not be considered clinically meaningful), and demonstrated that patients were able to maintain most of their weight loss for at least six months following the removal of the balloons.

In January 2017, we commenced U.S. commercialization of our Obalon balloon system through a direct sales force. We are selling the Obalon balloon system on a self-pay, non-reimbursed basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. Based on our product design and commercial data, we believe the Obalon balloon system provides potentially attractive economics for patients and physicians. We will continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. We have built a direct sales organization consisting of regional sales directors, executive account managers, practice development managers and product specialists.

Intragastric balloons represent a relatively new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon balloon system as an important, growing and sustainable treatment for weight loss. We are currently employing a focused launch strategy to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the U.S. and international markets. We expect to continue investing in various activities to develop the intragastric balloon market for the foreseeable future.

In the third quarter of 2012, we began selling an earlier version of our Obalon balloon system intended to treat patients for three months in international markets, and in July 2017 we began shipping our current generation product intended to treat patients for six-months to our distributor in the Middle East. We expect international sales to account for a significantly lower percentage of our total revenue in the future as we now focus the majority of our selling efforts on the United States.

We intend to drive patient awareness and interest in part through cost-effective digital, offline, and social marketing, as well as public relations efforts targeted to obtain online and offline media coverage. We estimate that there were more than 30 million views of our digital advertisements and more than five million views of our digital videos in 2017, with more views of each occurring in both the third quarter and fourth quarter of 2017 than in the first half of 2017. We also estimate that there were over one million unique visits to our website in 2017, and over 400,000 searches on our website for physicians capable of placing our Obalon balloon system.

Recent developments
On January 23, 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint submitted to our independent auditors, and related to a sales promotion during the Company’s fourth fiscal quarter of 2017. The complaint alleged that revenue related to the promotion was recognized improperly.  The Audit Committee of Obalon’s Board of Directors oversaw an investigation of the allegations by its counsel, Latham and Watkins LLP, and a forensic accounting team at Ankura Consulting Group LLC.  On February 20, 2018, we issued another press release stating the Audit Committee had completed its investigation into the complaint and concluded that the allegations in the complaint were without merit.
THE OBESITY EPIDEMIC
Obesity has been identified by the U.S. Surgeon General as an epidemic and a significant threat to the quality of life in the United States. Based on results from the 2013-2014 National Health and Nutrition Examination Survey, it is estimated that more than 86 million adults in the United States were obese, defined as a BMI of 30 or greater, of which approximately 17.6 million were considered extremely obese with a BMI of 40 or greater, and an additional 75 million adults in the United States were overweight, defined as a BMI between 25 and 29. Research sponsored by the Centers for Disease Control and Prevention, or CDC, suggests that if current obesity rates persist, more than half of the U.S. population will be obese by 2030. Similarly, obesity is also a significant health problem outside of the United States. The number of obese adults worldwide has nearly tripled since 1975, and the World Health Organization estimates that more than 650 million adults were obese and more than 1.9 billion were overweight in 2016.

The CDC has identified obesity as a leading cause of preventable death in the United States, and it is one of the leading causes of chronic diseases both worldwide and in the United States. Obesity-related disorders, known as comorbidities, include cardiovascular diseases, diabetes, musculoskeletal disorders and some cancers. The national medical care costs of obesity-related illness in adults, including out-of-pocket expenses, third-party payer expenses and Medicaid, were estimated to be approximately $210 billion in 2008. Furthermore, the annual global economic impact of obesity is estimated to be $2 trillion.

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
OUR SOLUTION
We have developed our Obalon balloon system to overcome the limitations of prior devices intended to treat weight loss, including traditional saline-filled intragastric balloons. Based on our clinical data and commercial experiences, we believe the Obalon balloon system provides the following benefits to our patients and their physicians:

▪
Favorable safety profile.    In our pivotal SMART trial, only one of 336 (0.3%) patients that received our Obalon balloon experienced a SADE. As of December 31, 2017, we have had a minimal number of SADEs reported to us in commercial use with a rate no greater than experienced in the trial.

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

▪
Progressive weight loss with durable results.    In our pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal. Based on 2017 data collected in our commercial registry, the average weight loss per patient appears to be trending favorably in U.S. commercial usage versus the SMART trial.

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

▪
Attractive economics for patients and physicians.    By eliminating the need for an endoscopic delivery procedure, anesthesia and use of a special endoscopy suite, we believe our Obalon balloon system reduces physician costs and allows more time to perform additional procedures. Furthermore, the Obalon balloon’s tolerability profile reduces the need for ongoing patient management. We believe our balloon treatment allows patients to benefit from lower treatment costs, no post-placement recovery period and a quick return to daily activities.

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

▪
Partner with physicians to create consumer awareness and drive patients into the channel.    Our strategy is to establish marketing and support programs with physicians to create patient awareness and demand for the Obalon balloon system. We support these physicians with best practices and tools to treat qualified patients already in the channel and through local outreach to attract new patients to the practice. We also provide physicians with the clinical training to utilize our Obalon balloon system, as well as the practice development support to manage their practices as self-pay centers. In addition, we believe we can address an even larger patient population by creating a recognizable brand name through a direct-to-patient campaign designed to differentiate the Obalon balloon system using targeted, cost effective digital and social media platforms, and media outreach through public relations efforts.

▪
Continue to develop innovative products to facilitate market penetration.    We plan to leverage our proprietary product technology and research and development expertise to develop products for weight loss that improve clinical outcomes, increase ease of use and reduce cost. In 2017, we received approval of a PMA-supplement, or PMA-S, from the FDA for a new vegetable-based capsule, and submitted a PMA-S filing for both our Obalon Navigation System and Obalon Touch Inflation System. If approved, we believe the Obalon Navigation System has the potential to make balloon placements easier, more reliable and less expensive and we believe the Obalon Touch Inflation System will provide more reliable and consistent Obalon balloon placements. Other products currently in our development pipeline include a balloon with a treatment period of longer than six months and a self-deflating and self-passing balloon that could eliminate the need for endoscopic balloon removal.

▪
Optimize manufacturing to drive operating leverage.    We have built a highly leverageable manufacturing facility at our headquarters in Carlsbad, California, where we design, develop and manufacture our products in-house using some components and sub-assemblies provided by third-party suppliers. We believe that controlling the manufacturing and assembly of our products allows us to innovate more quickly and cost-efficiently and produce higher quality products than if we outsourced manufacturing. We believe we have the ability to increase our manufacturing scale for our current products within our current facility in a cost-effective manner.

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

Next generation inflation system
In November 2017, we submitted a PMA-S to the FDA for our Obalon Touch Inflation System, also known as Obalon Touch. The Obalon Touch is our next generation inflation system that is designed to be automated, easier to operate and to provide more reliable and consistent Obalon balloon placements.
In January 2018, we received a major deficiency letter from the FDA in response to our PMA-S filing. In the letter, the FDA requested additional human factors testing regarding the Obalon Touch Inflation System. We are currently working to determine the best and most efficient means to provide such data.
Navigation system
In September 2017, we submitted a PMA-S, to the FDA for our Obalon Navigation System. The Obalon Navigation System is intended to eliminate the need for x-ray imaging during balloon placement. We believe that, if approved, the Obalon Navigation System has the potential to make balloon placements easier, more reliable and less expensive. We believe that, if approved, the Obalon Navigation System will help reduce clinical logistic challenges and provide more scheduling flexibility for balloon placements, which could increase the number of physicians offering the Obalon balloon system and facilitate the treatment of a higher volume of patients.
In December 2017, we received a major deficiency letter from the FDA in response to our PMA-S filing. In the letter, the FDA requested additional clinical data regarding the Obalon Navigation System. We are currently working to determine the best and most efficient means to provide such data.
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

Research and development
As of December 31, 2017, we had 18 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $10.6 million, $9.9 million and $13.0 million, respectively.
CLINICAL TRIALS AND DATA
SMART trial
Based on our clinical data, we believe our Obalon balloon has the potential to offer a compelling combination of efficacy and safety. We have evaluated various versions of our Obalon balloon system in numerous clinical trials, which included a total of 685 patients as of December 31, 2017. Based on the results of our U.S. pivotal trial, the SMART trial, we received FDA approval for our current Obalon balloon system in September 2016. The SMART trial met its primary weight loss endpoints, demonstrated a strong safety profile, continued weight loss over the full six month treatment period, showed statistically significant differences in metabolic profiles and demonstrated that patients were able to maintain most of the weight loss for at least six months following the removal of the Obalon balloons.

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
Commercial safety experience
As of December 31, 2017, we have had a minimal number of SADEs reported to us in commercial use. Since we began selling in United States in January 2017, we have reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database. We have never had a case of pancreatitis or spontaneous hyperinflation reported in almost six years of commercialization.

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
Commercial-Use Patient Registry
In order to closely monitor the safety, efficacy and quality of the Obalon balloon system in actual commercial use, we have created an online clinical performance database, or registry. All physicians and institutions using the Obalon balloon system are able to enter their patient data in the registry and compare their performance to national and regional data. The data collected in the registry includes, gender, initial height and weight, weights at each subsequent balloon placement, weight at removal, adverse events occurring during the treatment, and product quality and performance. This data is self-reported by our customers and we do not perform a formal audit of the data. We may use this data for supporting scientific publications, improving clinical practices, commercial purposes or for providing information to regulatory bodies. To date, average weight loss per patient data and adverse events data reported in the registry have been more favorable than the comparable data from our SMART pivotal trial. We have voluntarily reported this data to the FDA and have included it in our 2017 annual report to the FDA.
SALES AND MARKETING
Our primary selling efforts are conducted in the United States, with some sales generated through distributors in select international markets. We sell in the United States through a direct sales organization consisting of regional sales directors, executive account managers, practice development managers, and product specialists. Our sales team encompasses three key disciplines that we believe are necessary to create and grow the market for our Obalon balloon system in the United States: sales conversion, practice development and clinical training and application. In select international markets, we plan to utilize distributors.
Our initial U.S. marketing efforts have focused on differentiating the benefits of our technology, leveraging the strong clinical outcome from our SMART trial, working with key thought leaders in bariatrics, gastroenterology, and plastic surgery, and partnering with physicians to create consumer awareness and drive patients into the channel. We also have provided physicians with the clinical training to utilize our Obalon balloon system, as well as the practice development support to manage their practices as self-pay centers.
We intend to drive patient awareness and interest in part through cost-effective digital, offline, and social marketing, as well as public relations efforts targeted to obtain online and offline media coverage. We estimate that there were more than 30 million views of our digital advertisements and more than five million views of our digital videos in 2017, with more views of each occurring in both the third quarter and fourth quarter of 2017 than in the first half of 2017. We also estimate that there were over one million unique visits to our website in 2017, and over 400,000 searches on our website for physicians capable of placing our Obalon balloon system.
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., Orexigen Therapeutics, Inc., AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. After approximately a decade, four new devices were approved by the FDA in 2015 and 2016. Enteromedics Inc. (renamed ReShape LifeSciences) received FDA approval for the Maestro, which is intended to create weight loss by vagal nerve stimulation. ReShape Medical Inc. (since acquired by Reshape LifeSciences, formerly Enteromedics) and Apollo EndoSurgery, Inc. received FDA approval for the ReShape Duo Balloon and the ORBERA Balloon, respectively, each a traditional saline-filled intragastric balloon. Aspire Bariatrics received FDA approval for the Aspire Assist, a device that allows a patient to aspirate food after a meal. Allurion Technologies, Inc. has developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and the Middle East and is currently engaged in a U.S. clinical trial. Spatz Medical has also developed a traditional saline-filled intragastric balloon that has been approved for sale in Latin America and Europe. Elira Therapeutics is attempting to create weight loss through transcutaneous electrical nerve stimulation. Gelesis is developing a hydrogel technology that is intended to expand in the stomach by absorbing water to create the feeling of satiety and also delay gastric emptying. BAROnova is developing a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. BAROnova completed enrollment of a US clinical trial in January 2017. Additionally, there are many more companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, which could compete with us in the future.
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
As of December 31, 2017, we held 17 issued U.S. patents and had 25 pending U.S. patent applications, as well as 25 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 42 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2033, and are directed to various features and combinations of features of the Obalon balloon system technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
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
As of December 31, 2017, we held two registered U.S. trademarks and 27 registered marks in Europe, Asia and Mexico. We have four pending U.S. trademark applications and 6 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
MANUFACTURING
All of our products are manufactured or assembled in-house using components and sub-assemblies at our single-site facility in Carlsbad, California. We rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. Our suppliers have no contractual obligations to supply us with, and we are not contractually obligated to purchase any of our supplies from them. Order quantities and lead times for components purchased from our suppliers are based on our forecasts derived from historical demand and anticipated future demand. Lead times for components may vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components, and identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost, and may delay our commercialization efforts.

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the Center for Devices and Radiological Health. We and our component suppliers are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, in 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. Since we began manufacturing onsite, our quality system has undergone 17 external audits, the last of which occurred in November 2017 and resulted in no non-conformances.
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

GEOGRAPHIC REGIONS
Substantially all of our assets, revenues and expenses for 2017, 2016 and 2015 were located in or derived from operations in the United States. In addition, we have had sales through Bader in the Middle East. During 2017, 2016 and 2015, international revenues accounted for approximately 16.7%, 100.0% and 100%, respectively, of our total revenues.
SEASONALITY
We have not experienced significant variations in seasonal demand for our products. In the future, seasonal fluctuations in the number of patients seeking treatment and the availability of our customers may affect our business.
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

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
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
All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application, for numerous reasons, including, but not limited to, the following:

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

The 510(k) approval process
Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device.
A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.
After a 510(k) premarket notification is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection.. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite PMA application(s).
The PMA approval process
Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

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
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. Intragastric balloons, including the Obalon balloon system, are considered Class III medical devices. In order to support a PMA application, the FDA required us to conduct a large, rigorous and expensive, double-blinded, randomized, sham-controlled trial. We will be required to file new PMA applications or PMA supplement applications for modifications to our PMA-approved Obalon balloon system or any of its components, including modifications to our manufacturing processes, device labeling and device design, based on the findings of post-approval studies. In 2017, we filed two PMA supplements - one for our Obalon Touch Inflation System and one for our Obalon Navigation System. We received major deficiency letters from the FDA for both of these PMA supplements requesting additional testing or clinical data. We are currently working to determine the best and most efficient means to provide the requested information. We cannot assure you when such data will be available, if ever, and if available that such data will be sufficient to support approval of these PMA supplements.

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
In addition, FDA enforces the Medical Device Reporting, or MDR, regulations, which require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In February 2017, the FDA issued a letter to healthcare practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. In August 2017, the FDA issued an update to this letter, specifically mentioning five reports of unanticipated deaths that occurred in patients being treated with saline-filled intragastric balloons. Since the August 2017 letter, there have been additional reported deaths in the MAUDE database related to the use of saline filled balloons. Although the February 2017 letter specifically states that these events have not been reported for the Obalon balloon system and the August 2017 letter only mentions saline-filled balloons, adverse events associated with traditional saline-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval. Since we began selling in United States in January 2017, we have reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database.
The FDA has broad post-market and regulatory enforcement powers. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers.
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
Kingdom of Saudi Arabia, or KSA
The most pertinent regulation is the Interim Regulation for Medical Devices, issued by the Saudi Food & Drug Authority, or SFDA, Board of Directors’ Decree number 1-8-1429 dated approximately December 27, 2008 and the implementing regulations of the same. The SFDA is an independent regulatory body that is responsible for the authorization of medical devices, and current guidelines are generally based on pre-existing approval in one of the five founding member nations of the Global Harmonization Task Force, or GHTF, which are Australia, Canada, United States, European Union and Japan. There are no overt requirements for the provision of safety and effectiveness data in the form of clinical trials or other studies but these would likely come as a part of the approvals described above that are used as a basis to support approval within the KSA. The SFDA reserves its rights to require its own independent clinical trials as it deems necessary or appropriate. Regulatory authorization is required for all medical devices, regardless of device class. A potential exception to this requirement is for medical devices that were designed and constructed by local health care facility and staff for internal use. Similar to the United States, the SFDA requires post market surveillance to ensure safety and quality. This program is meant to be conducted by the Authorized Representative. With respect to the use of medical devices, it is the responsibility of the health care institution to inform the manufacturer and the SFDA of any adverse events associated with this use. We have appointed Al Sultan Saudi Medical Company as our responsible Authorized Representative for the KSA. Our Medical Device Marketing Authorization was renewed on July 26, 2016 and expires on May 14, 2020. In KSA it is possible for a foreign party to establish a Technical & Scientific Office and register the medical device, while working with a locally licensed Authorized Representative to conduct sales of such approved medical devices.
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
We believe we are not a covered entity for purposes of HIPAA, and we believe that we generally do not conduct our business in a manner that would cause us to be a business associate under HIPAA, therefore, we are not currently certified as HIPAA compliant and do not intend to become certified as HIPAA compliant. Although we do not believe the business is subject to HIPAA, we nevertheless are committed to maintaining the security and privacy of patients’ health information.
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

Penalties for violation of the Anti-Kickback Statute are severe and may include, in addition to the fines and jail time described above, penalties imposed under the Civil Monetary Penalties Law, or the CMP Law, including exclusion from participation in Federal healthcare programs, civil monetary penalties of up to $74,792 for each improper act, and damages of up to three times the amount of remuneration at issue (regardless of whether some of the remuneration was for a lawful purpose). Because we do not anticipate that the Obalon balloon system will be reimbursed by any federal healthcare program, we do not believe that we will be subject to the federal Anti-Kickback Statute.
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
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $11,181 and $22,363 for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and the provision of inaccurate reimbursement coding advice, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been sued under the False Claims Act in connection with the off-label promotion of products.
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
Transparency laws
The federal Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Patient Protection and Affordable Care Act, or the PPACA, generally requires certain manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program and applicable group purchasing organizations to report on an annual basis: (i) certain payments and other transfers of value given to physicians and teaching hospitals and (ii) any ownership or investment interest that physicians, or their immediate family members, have in their company. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Under the statute, the federal government makes reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties ranging from $1,105 to $11,052 for each payment or other transfer of value that is not reported (up to a maximum per annual report of $165,786) and from $11,052 to $110,524 for each knowing failure to report (up to a maximum per annual report of $1.105 million). Additionally, there are criminal penalties if an entity intentionally makes false statements in the reports. Because we do not expect the Obalon balloon system to be covered or reimbursed by any federal healthcare program, we do not believe that our business will be subject to the federal Sunshine Act.
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
U.S. healthcare reform
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of the Obalon balloon system. By way of example, PPACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the medical device industry. PPACA, among other things, imposed a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. Although the excise tax was suspended from 2016 through 2019, absent further legislative action, the tax will be reinstated starting January 1, 2020.
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
EMPLOYEES
As of December 31, 2017, we had 113 full-time employees, and 24 temporary employees. These included 38 in manufacturing and operations, 48 in sales and marketing, 18 in research and development, 19 in clinical affairs, regulatory affairs and quality assurance and 14 in finance, general administrative and executive administration. All 113 employees are full time employees. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe that our employee relations are good.
FINANCIAL INFORMATION
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2017, 2016 and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.
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
ITEM 1A.     Risk Factors
RISK FACTORS
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. The market price of our common stock would likely decline, and you could lose all or part of your investment.
RISKS RELATED TO OUR BUSINESS
We have limited operating experience and a history of net losses, and we may not be able to achieve or sustain profitability.
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. In the second half of 2016, we significantly expanded our U.S. sales and marketing organization, with further additions in 2017. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $34.8 million, $20.5 million and $15.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $111.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our Obalon balloon system, sell our Obalon balloon system in international markets, and build and maintain the sales and marketing infrastructure to support commercialization of our product in the United States.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost of a direct sales force and associated marketing support, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. We will also continue to expend substantial amounts on research and development of new products, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant legal, accounting, insurance, compliance and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and to date our business activities have been focused primarily on the development and regulatory approval of our Obalon balloon system. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon balloon system and its component parts and accessories. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. In January 2017, we began selling our Obalon balloon system in the United States, and we expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating and commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

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

•	unanticipated delays in product development or product launches;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating obese or overweight patients that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures;

•	performance of our international distributors; and

•
favorable or unfavorable positions developed on intragastric balloons, or the Obalon balloon system by professional medical associations, such as the American Society for Metabolic and Bariatric Surgery (ASMBS), the American Society for Gastrointestinal Endoscopy (ASGE), or other organizations with influence on physicians.

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
Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only two other intragastric balloons available for sale in the United States, neither of which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon balloon system. We are currently employing a focused launch strategy in select U.S. geographies to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the U.S. and international markets. We expect to continue investing in various activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon balloon system in September 2016, we have engaged in an active marketing campaign to raise awareness of our Obalon balloon system and its benefits among physicians and patients, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
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
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. In February 2017, the FDA issued a letter to healthcare practitioners citing they had received multiple reports for two different types of adverse events associated with Reshape and Apollo EndoSurgery saline-filled intragastric balloons. In August 2017, the FDA issued an update to this letter, specifically mentioning five reports of unanticipated deaths that occurred in patients being treated with saline-filled intragastric balloons. Since the August 2017 letter, there have been additional reported deaths in the FDA's Medical and User Device Experience (MAUDE) database related to the use of saline-filled balloons. Although the February 2017 letter specifically states that these events have not been reported for the Obalon balloon system and the August 2017 letter only mentions saline-filled intragastric balloons, these letters could create negative perceptions of the entire category and slow down the acceptance of the Obalon balloon system. Medical professional associations, such as ASMBS, have or may publish positions to their memberships which may be favorable or unfavorable toward the use of intragastric balloon, or the Obalon Balloon specifically. Additionally, if patients undergoing treatment with our Obalon balloon system perceive the weight loss inadequate or adverse events too numerous or severe as compared with the retreatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.
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
The effectiveness and safety of our Obalon balloon system depends critically on our ability, and our international distributor's ability, to educate and train physicians on its safe and proper use. If we or our international distributor are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.
In addition to educating physicians on the clinical benefits of our Obalon balloon system, we and our international distributor must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we, or our international distributor are unable to provide an adequate training program, product misuse may occur that could lead to SADEs which may need to be reported to the FDA. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products and it may take several procedures for a physician to be able to use our Obalon balloon system comfortably and safely. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon balloon system, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients may experience adverse events or not be able to enjoy the benefits of our system or achieve the weight loss outcomes they expect, leading to dissatisfaction and market rejection of our products. Physicians may not follow our suggested practices when treating patients with our products. Misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.
The efficacy of our Obalon balloon system depends on patient compliance with a moderate intensity diet and behavior modification program. If patients are unwilling to make dietary and behavioral changes, patient outcomes may suffer which could negatively impact perception of our product in the marketplace.
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
Patients may be unable to successfully swallow the capsule that contains the Obalon balloon, potentially creating an economic disincentive for physicians in adopting our technology. In our SMART trial, 7.6% of the combined treatment and control group patients failed to swallow a capsule with the microcatheter attached despite success swallowing a placebo that did not have a catheter attached. Although data regarding failed swallows in U.S. commercial usage is limited, we believe swallow failures could potentially occur at a similar rate in U.S. commercial usage. There have also been instances where balloon deployment was negatively impacted due to a leak in the microcatheter caused by the patient biting the catheter during placement and requiring endoscopic removal. There may be other reasons for unsuccessful placements that we are not yet aware. If the balloon is not successfully placed for any reason, the patient may attempt to seek a refund or monetary damages for the treatment. Alternatively, physicians and institutions that have paid us for a balloon, but have not been paid by their patient because of a treatment failure, may seek a refund or monetary damages from us. Either scenario could cause a negative financial impact for us and could also create ill will with patients and physicians.
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
For instance, if the Obalon capsule does not reach a patient’s stomach and is inflated in another portion of the body, such as the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Perforation of the esophagus at removal is also possible. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. Perforation of the stomach is also possible and can lead to surgical removal of the device and associated complications including death. Perforation of the stomach requiring surgical repair has also been reported with use of our product. One or more balloons may get lodged in the pyloric channel which could lead to severe dehydration and be life threatening and/or require surgical removal to remove. Aspiration during removal is also a risk with intragastric balloons which could lead to pneumonia or other serious injury. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians have in the past failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.
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
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. 2017 was our first year selling our products to physicians and institutions in the United States, which we anticipate to be our primary market focus going forward. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train a sales representative to be productive. Our business may be harmed if there is excessive turnover in our sales force, or our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales personnel. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
In addition, factors that may inhibit our efforts to commercialize our Obalon balloon system and any other products that may receive FDA approval include:

•	the inability of our sales and marketing personnel to perform their duties and conduct business in a manner that is compliant with our internal policies and procedures and FDA law and regulations;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to recommend any current and future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization;

•	efforts by our competitors to commercialize products or procedures that address a similar patient population; and

•	the existence of negative publicity of about us or our products.
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

We have limited experience manufacturing our Obalon balloon system in commercial quantities and may experience production delays or issues in our manufacturing organization and be unable to meet current or future demand.
Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. 2017 was our first year selling our products to physicians and institutions in the United States, which we anticipate to be our primary market focus going forward. We transitioned to production of the current generation of the Obalon balloon system in November 2016. As a result, we have limited experience in manufacturing the current Obalon balloon system in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system. In addition, our current generation international Obalon balloon, which we began shipping in 2017, utilizes a different catheter and dispenser configuration from our U.S. product, which we have limited experience manufacturing in commercial quantities. We have and may continue to encounter production delays or shortfalls caused by many factors, including the following:

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

•	our ability to attract, train, and retain qualified employees, who are in short supply, in order to increase our manufacturing output

•
our ability to design and validate processes to allow us to manufacture future generations of the Obalon balloon system that meets or exceeds our quality specifications in an efficient, cost-effective manner;

•	our ability to produce commercial product that meets or exceeds our manufacturing specifications and release criteria;

•	production delays or stoppages caused by malfunction of production equipment and/or malfunction of the electrical, plumbing, ventilation, or cooling systems supporting our manufacturing facility; and

•	production stoppages and/or product scrapages caused by positive tests for objectionable organisms on our products.
As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon balloon system. If we continue to experience these challenges, our revenue could be impaired, our costs could increase, market acceptance for our product could be harmed and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture components of our Obalon balloon system in quantities sufficient to meet expected demand would materially harm our business.
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
In addition, our reliance on third-party suppliers for current and future products subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;

•	inability to ensure the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delays in delivery by our suppliers due to changes in demand from us or their other customers; and

•	decisions by suppliers to exit the medical device business or discontinue supplying us.
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
Our operations have consumed substantial amounts of cash since inception. We believe that our existing cash and cash equivalents and short-term investments as of December 31, 2017 and expected revenue will be sufficient to meet our capital requirements and fund our operations through at least the next twelve months from the date of this filing. We expect our costs and expenses to increase in the future, including the continued growth of our direct sales force, increased marketing programs, the expansion of our manufacturing facilities when required, and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur costs as a result of operating as a public company. Our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	the costs and expenses of our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue and gross profit generated by sales of our Obalon balloon system and any other products that may be approved in the United States;

•	the degree of success we experience in retaining and expanding international sales of our Obalon balloon system;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon balloon system and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.
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
We have experienced issues in obtaining financing due to a purported whistleblower complaint regarding our Company. The purported whistleblower complaint, although later determined to be without merit, may continue to limit our ability to raise additional funding. Further, we could be subject to additional negative publicity in the future, which may limit our ability to raise additional funding.
A majority of our revenue prior to the U.S. launch of our Obalon balloon system in January 2017 was derived from a single distributor that is also one of our stockholders.
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East. In December 2016, we discontinued sales of our prior generation product in the Middle East. In May 2017, we were notified that we had obtained the necessary regulatory approvals in select Middle East markets to commercialize our current generation product. We began shipping our current generation product to Bader in July 2017. Sales to Bader represented 16.7% of our total revenue for the year ended December 31, 2017, 100% of our total revenue for the year ended December 31, 2016, and a majority of our total revenue for the year ended December 31, 2015. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., Orexigen Therapeutics, Inc., AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. After approximately a decade, four new devices were approved by the FDA in 2015 and 2016. Enteromedics Inc. (renamed ReShape LifeSciences) received FDA approval for the Maestro, which is intended to create weight loss by vagal nerve stimulation. ReShape Medical Inc. (since acquired by Reshape LifeSciences, formerly Enteromedics) and Apollo EndoSurgery, Inc. received FDA approval for the ReShape Duo Balloon and the ORBERA Balloon, respectively, each a traditional saline-filled intragastric balloon. Aspire Bariatrics received FDA approval for the Aspire Assist, a device that allows a patient to aspirate food after a meal. Allurion Technologies, Inc. has developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and the Middle East and is currently engaged in a U.S. clinical trial. Spatz Medical has also developed a traditional saline-filled intragastric balloon that has been approved for sale in Latin America and Europe. Elira Therapeutics is attempting to create weight loss through transcutaneous electrical nerve stimulation. Gelesis is developing a hydrogel technology that is intended to expand in the stomach by absorbing water to create the feeling of satiety and also delay gastric emptying. BAROnova is developing a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. BAROnova completed enrollment of a US clinical trial in January 2017. Additionally, there are many more companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, which could compete with us in the future.
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
Currently, intragastric balloon products are not generally covered or reimbursed by third-party payors. We do not plan on submitting any requests to any third-party payor for coverage or billing codes specific to our products. However, payors may change their coverage and reimbursement policies for intragastric balloon products as a category and/or for other obesity treatments and procedures, and these changes could negatively impact our business. For example, healthcare reform legislation or regulation that may be proposed or enacted in the future that results in a favorable change in coverage and reimbursement for competitive products and procedures in weight loss and obesity could also negatively impact adoption of our products and our future revenues, and our business could be harmed as we would be at an economic disadvantage when competing for customers.
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
Since we began selling in United States in January 2017, we have reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database. To-date, none of these adverse events have resulted in product liability claims against Obalon.
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
As of December 31, 2017, we had $10.0 million in principal and interest outstanding under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). We are required to make interest-only monthly payments on the outstanding debt through June 2018, followed by 30 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory, product development tasks, quality assurance, clinical data, and customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or other catastrophic events. In addition, a variety of our software systems are cloud-based data management applications hosted by third-party service providers whose security and information technology systems are subject to similar risks.
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
The process of designing and implementing our internal control over financial reporting, has been time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or, once required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.
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
At December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of approximately $88.8 million and $56.8 million, respectively. Each of the federal and state NOLs will begin expiring in 2028, unless previously utilized. We also had federal and California research and development tax credit carryforwards totaling $2.1 million and $2.0 million respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
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
In September 2017, we submitted a PMA supplement for the Obalon Navigation System. The Obalon Navigation System has been designed to track the balloon capsule during administration and eliminate the requirement for x-ray imaging during balloon placement. In December 2017, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional clinical data regarding the Obalon Navigation System. We are currently working to determine the best and most efficient means to provide such data.
In November 2017, we submitted a PMA supplement for the Obalon Touch Inflation System. The Obalon Touch Inflation System is our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon Touch Inflation System is a refinement of the EzPz Dispenser project based on the learning from actual usage. In January 2018, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional human factors testing regarding the Obalon Touch Inflation System. We are currently working to determine the best and most efficient means to provide such data.
There can be no guarantee that we will receive regulatory approval for the sale and marketing of the Obalon Navigation System or the Obalon Touch Inflation System in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on the Obalon Navigation System, the Obalon Touch Inflation System and other new products to achieve our revenue goals in future years, failure to receive FDA approval or regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. Even if we obtain such regulatory approval, our ability to successfully market the Obalon Navigation System or Obalon Touch Inflation System may be limited. If we cannot sell our Obalon Navigation System, our Obalon Touch Inflation System and other new products as planned, our financial results could be harmed.
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
Once a medical device is approved, a manufacturer must notify the FDA of any modifications to the device. Any modification to a device that has received FDA approval that could significantly affect its safety or effectiveness requires approval from the FDA pursuant to a PMA supplement. An applicant may make a change in a device approved through a PMA without submitting a PMA supplement if the change does not affect the safety and effectiveness of the device and the change is reported to FDA in a post-approval periodic report required as a condition of approval. We may not be able to obtain additional premarket approvals for new products or obtain approval of PMA supplements for modifications to, or additional indications for, our Obalon balloon system in a timely fashion, or at all. Delays in obtaining required future approvals would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. If we make additional modifications in the future that we believe do not or will not require additional approvals and the FDA disagrees and requires new approvals for the modifications, we may be required to recall and to stop selling or marketing our Obalon balloon system as modified, which could harm our operating results and require us to redesign our Obalon balloon system. In these circumstances, we may be subject to significant enforcement actions.
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
In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of medical devices and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Our manufacturing processes and those of our third-party suppliers are required to comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, inspection, complaint handling, record keeping, management review, labeling, packaging, sterilization, storage and shipping of our Obalon balloon system. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic unannounced inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we are found to not be in compliance at the conclusion of an FDA QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, issuance of a Warning Letter, a shut-down of our manufacturing operations, significant fines, suspension of marketing clearances and approvals, seizures or recalls of our device, operating restrictions and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our product and cause our revenues to decline.
We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA numerous times, the most recent of which occurred in 2017, with zero inspectional observations noted. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, we can provide no assurance that we will continue to remain in compliance with the QSR. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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

•
False Claims Laws. The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. A manufacturer can be held liable under false claims laws, even if it does not submit claims to the government, if it is found to have caused submission of false claims. For example, these laws may apply to a manufacturer that provides information regarding coverage, coding or reimbursement of its products to persons who bill third-party payers. In addition, a violation of the federal Anti-Kickback Statute is deemed to be a violation of the federal False Claims Act.

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

•
Transparency Laws. There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and entities. For example, the Physician Payment Sunshine Act, imposes annual reporting requirements on certain manufacturers of drugs, medical devices, biologics and medical supplies with respect to payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as with respect to certain ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information regarding all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on medical device manufacturers’ marketing practices, and require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities under certain circumstances.

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
As of December 31, 2017, we held 17 issued U.S. patents and had 25 pending U.S. patent applications, as well as 25 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 42 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2033, and are directed to various features and combinations of features of the Obalon balloon system technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of December 31, 2017, we held two registered U.S. trademarks and 27 registered marks in Europe, Asia and Mexico. We have four pending U.S. trademark applications and six pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The public trading price for our common stock is affected by a number of factors, including:

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;

•	quarterly variations in our or our competitors’ results of operations;

•	the results of our clinical trials;

•	unanticipated or serious safety concerns related to the use of any of our products or competitive traditional saline-filled intragastric balloon products;

•	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;

•	regulatory or legal developments in the United States and other countries;

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our business;

•	changes in the structure of healthcare payment systems;

•	our commencement of, or involvement in, litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	negative publicity, such as whistleblower complaints, about us or our products;

•	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation; and

•	developments in our industry.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors, and their projections of our financial results. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares, change their opinion of our shares, change their financial projections, publish negative information about us or if we are unable to achieve their financial projections for us, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. In addition, analysts may publish negative opinions concerning our company, business strategy or accounting policies, which could negatively impact our share price.
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
As of December 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are subject to securities class action litigation.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The cases are at a preliminary stage and we intend to vigorously defend against it.
Such litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.
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
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The cases are at a preliminary stage and we intend to vigorously defend against it.

ITEM 4.     Mine Safety Disclosures
None.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The NASDAQ Global Market on October 6, 2016 and trades under the symbol “OBLN.” Prior to October 6, 2016, there was no public market for our common stock.
The following table sets forth for the indicated periods the high and low sales price of our common stock on The NASDAQ Global Market.

	High	Low
Year ended December 31, 2016
Fourth quarter (from October 6, 2016)	$15.88	$8.27
Year ended December 31, 2017
First Quarter	$11.99	$8.57
Second Quarter	$13.18	$9.00
Third Quarter	$10.40	$7.98
Fourth Quarter	$10.23	$6.53
On February 27, 2018, the last reported sale price of our common stock was $4.23.
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
The following graph shows a comparison from October 6, 2016 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Medical Equipment Index, the NASDAQ Biotechnology Index and NASDAQ Composite Index. The graph assumes that $100 was invested at the close of market on October 6, 2016 in the common stock of Obalon Therapeutics, Inc., the NASDAQ Biotechnology Index, the NASDAQ Medical Equipment Index and the NASDAQ Composite. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
Cumulative Total Return Comparison

	October 16, 2016	December 31, 2016	December 31, 2017
Obalon Therapeutics, Inc.	$100.00	$59.00	$44.07
NASDAQ Medical Equipment	$100.00	$101.24	$129.01
NASDAQ Biotechnology (1)	$100.00	$93.23	$112.87
NASDAQ Composite	$100.00	$101.44	$130.08

(1) During the prior year ended December 31, 2016, we used the NASDAQ Biotechnology Index for comparison purposes. Beginning in the current year ended December 31, 2017 and going forward, we will use the NASDAQ Medical Equipment Index, as we believe this index is more representative of our industry and peer group.
Holders of Record
As of February 27, 2018, there were approximately 34 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On October 5, 2016, our Registration Statement on Form S-1/A (File No. 333-213551) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to the IPO, we sold an aggregate of 5,000,000 shares of our common stock at a price of $15.00 per share which resulted in net proceeds to us of $67.2 million, after deducting underwriting discounts and commissions of $5.2 million, and estimated offering costs of $2.6 million.

Through December 31, 2017, approximately $37.0 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
ITEM 6. Selected Consolidated Financial Data
We have derived the following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2015 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016	2015
Consolidated statements of operations data:
Revenue:
Revenue	$9,914	$—	$216
Revenue, related party	—	3,393	3,823
Total revenue	9,914	3,393	4,039
Cost of revenue	4,829	2,809	2,503
Gross profit	5,085	584	1,536
Operating expenses:
Research and development	10,647	9,872	12,978
Selling, general and administrative	28,829	10,217	3,491
Total operating expenses	39,476	20,089	16,469
Loss from operations	(34,391)	(19,505)	(14,933)
Interest expense, net	(135)	(477)	(549)
Loss from change in fair value of warrant liability	—	(466)	(34)
Other expense, net	(239)	(19)	(41)
Net loss	(34,765)	(20,467)	(15,557)
Other comprehensive (loss) income	(4)	(1)	5
Net loss and comprehensive loss	$(34,769)	$(20,468)	$(15,552)
Net loss per share, basic and diluted(1)	$(2.08)	$(4.85)	$(27.14)
Weighted-average common shares outstanding, basic and diluted(1)	16,717,106	4,221,893	573,181

(1)
See Note 4 to our audited financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2017	2016	2015
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$44,400	$75,475	$12,531
Working capital	41,744	73,469	8,236
Total assets	53,101	78,778	14,221
Term loan	9,922	9,881	9,841
Warrant liability	—	—	332
Convertible preferred stock	—	—	54,699
Accumulated deficit	(111,374)	(76,609)	(56,142)
Total stockholders’ equity (deficit)	35,113	64,305	(55,139)

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
OVERVIEW

We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. We believe the Obalon balloon system offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and attractive economics for patients and physicians.

In September 2016, we received premarket approval, or PMA, from the FDA, and commenced U.S. commercialization in January 2017. The Obalon balloon system is FDA approved for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

In January 2017, we commenced U.S. commercialization of our Obalon balloon system through a direct sales force. We are selling the Obalon balloon system on a self-pay, non-reimbursed basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. Based on our product design and commercial data, we believe the Obalon balloon system provides potentially attractive economics for patients and physicians. We will continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. We have built a direct sales organization consisting of regional sales directors, executive account managers, practice development managers and product specialists.

We intend to drive patient awareness and interest in part through digital, offline and social marketing, as well as public relations efforts targeted to obtain online and offline media coverage. We estimate that there were more than 30 million views of our digital advertisements and more than five million views of our digital videos in 2017, with more views of each occurring in both the third quarter and fourth quarter of 2017 than in the first half of 2017. We also estimate that there were over one million unique visits to our website in 2017, and over 400,000 searches on our website for physicians capable of placing our Obalon balloon system.

Intragastric balloons represent a relatively new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon balloon system as an important, growing and sustainable treatment for weight loss. We are currently employing a focused launch strategy to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the U.S. and international markets. We expect to continue investing in various activities to develop the intragastric balloon market for the foreseeable future.
We generated total revenue, including revenue recognized from related parties, of $9.9 million, $3.4 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, our net loss was $34.8 million, $20.5 million and $15.6 million, respectively. We have not been profitable since inception, and as of December 31, 2017, our accumulated deficit was $111.4 million. From inception through December 31, 2017, we financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO in October 2016, and, to a lesser extent, debt financing arrangements.
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
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For fiscal year 2017, revenue reflects sales of our Obalon balloon system directly to physicians and institutions in the United States, and sales of our Obalon balloon system to our Middle East distributor, Bader. For fiscal year 2016, revenue, related party reflects sales of our Obalon balloon system to Bader, which was our only source of revenue in 2016. For fiscal year 2015, revenue, related party reflects sales of our Obalon balloon system to Bader and revenue reflects sales of our Obalon balloon system to physicians and distributors outside the United States. Bader was considered a related party for accounting purposes prior to January 1, 2017 due to its beneficial ownership percentage of us prior to our IPO.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon balloon system in the United States, which we anticipate will be our primary market. We expect that, as a result, total revenue will increase as we implement our U.S. sales strategy and our revenue from international sales will constitute a smaller percentage of total revenue. However, to date we have experienced limited penetration of the U.S. market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the currently small and immature intragastric balloon market, acceptance of our Obalon balloon system by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends. The amount of and timing of revenue recognition may also be impacted by the customer incentive programs we decide to offer.
Cost of revenue and gross margin
Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. We expect cost of revenue to increase in absolute dollars to the extent our total revenue grows but decrease as a percentage total of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units produced.
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products, enter international markets, expand manufacturing capacity when required, discontinue obsolete products and adopt new manufacturing processes and technologies. As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon balloon system.
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
The Company reserves for sales returns, as a reduction to revenue, based on its historical experience. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company's revenue contracts do not provide for maintenance.

Multiple element arrangements
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

Customer incentives
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

In order to closely monitor the safety, efficacy and quality of the Obalon balloon system in actual commercial use, the Company has created an online clinical performance database, or registry. All physicians and institutions using the Obalon balloon system are able to enter their patents' data in the registry and compare their performance to national and regional data. Physicians are given a credit for each patient entered into the registry, subject to requirements and restrictions. The Company accrues the cost of the credit as a reduction of revenue.

The Company offers a swallow guarantee program in the United States where it may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. The Company defers revenue relating to its swallow guarantee program based on its expected failure rate and then recognizes the revenue when replacement balloons are provided.

In October 2017, the Company began offering a partnership program where it guarantees customers a certain number of patient leads as part of a sale. For sales involving a lead guarantee, the Company allocates a portion of the revenue to the lead component of the sale based on the estimated selling price of the leads and recognizes this revenue as the leads are provided. The Company classifies the cost of delivering the leads as a marketing expense.
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

RESULTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
Consolidated statements of operations data:
Revenue:
Revenue	$9,914	$—	$216
Revenue, related party	—	3,393	3,823
Total revenue	9,914	3,393	4,039
Cost of revenue	4,829	2,809	2,503
Gross profit	5,085	584	1,536
Operating expenses:
Research and development	10,647	9,872	12,978
Selling, general and administrative	28,829	10,217	3,491
Total operating expenses	39,476	20,089	16,469
Loss from operations	(34,391)	(19,505)	(14,933)
Interest expense, net	(135)	(477)	(549)
Loss from change in fair value of warrant liability	—	(466)	(34)
Other expense, net	(239)	(19)	(41)
Net loss	(34,765)	(20,467)	(15,557)
Other comprehensive (loss) income	(4)	(1)	5
Net loss and comprehensive loss	$(34,769)	$(20,468)	$(15,552)
Comparison of years ended December 31, 2017 and 2016
Total revenue.    Total revenue increased $6.5 million to $9.9 million during the year ended December 31, 2017, compared to $3.4 million during the year ended December 31, 2016. The majority of this increase was due to an increase in the volume of balloon units sold as the company began selling its product to physicians and institutions in the United States in 2017. In addition, a significant portion of the increase related to an increase in price per unit sold as the average selling price of our current generation product in the United States was higher than the average selling price of our previous generation product in the Middle East. The majority of balloon units sold during the year ended December 31, 2017 were to physicians and institutions in the United States with the remainder sold to our Middle East distributor. All balloon units sold during the year ended December 31, 2016 were to our Middle East distributor. Beginning in 2017, our Middle East distributor, Bader, is no longer considered a related party due to its decreased beneficial ownership of us subsequent to our IPO.
Cost of revenue.    Cost of revenue increased $2.0 million to $4.8 million during the year ended December 31, 2017, compared to $2.8 million during the year ended December 31, 2016. This was primarily attributable to an increase in payroll, outside consultants, and other overhead costs associated with the expansion of our manufacturing organization to support the U.S. launch of our Obalon balloon system and an increase in materials costs associated with higher volume sold. Gross profit increased $4.5 million to $5.1 million during the year ended December 31, 2017, compared to $0.6 million during the year ended December 31, 2016. Gross profit as a percentage of revenue increased to 51% during the year ended December 31, 2017 compared to 17% during the year ended December 31, 2016. This was primarily attributable to a higher average selling price on each unit, and the fixed portion of our overhead costs being allocated over a higher number of units produced.
Research and development expenses.    R&D expenses increased $0.7 million to $10.6 million during the year ended December 31, 2017, compared to $9.9 million during the year ended December 31, 2016. This increase was primarily due to an increase in employee related expenses associated with additional headcount, and an increase in supplies expense and outside consultants expense related primarily to work on our next generation products.
Selling, general and administrative expenses.    SG&A expenses increased $18.6 million to $28.8 million during the year ended December 31, 2017, compared to $10.2 million during the year ended December 31, 2016. This increase was primarily attributable to a $7.9 million increase in payroll expenses from an increase in headcount, a $3.6 million increase in sales and marketing related activities and a $2.3 million increase in stock based compensation. SG&A expense was also impacted by $1.9 million in charges relating to litigation settlements for alleged patent infringement. Approximately $1.6 million of these charges was non-cash expense relating to the fair value of shares of our common stock that we issued as consideration for the settlement. The remainder of the increase relates to travel, insurance and public company related expenses.

Interest expense, net.    Interest expense, net decreased $0.4 million to $0.1 million during the year ended December 31, 2017 compared to $0.5 million during the year ended December 31, 2016. The decrease was due to increased interest income received on the proceeds from our IPO which closed in October 2016.
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

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2017, we had cash and cash equivalents and short-term investments of $44.4 million and an accumulated deficit of $111.4 million. Our primary sources of capital have been private placements of our preferred stock, the sale of common stock in our IPO, and, to a lesser extent, the incurrence of debt. As of December 31, 2017, we have $10.0 million in debt with Pacific Western Bank (as successor in interest to Square 1 Bank).
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
We have experienced issues in obtaining financing due to a purported whistleblower complaint regarding our Company. The purported whistleblower complaint, although later determined to be without merit, may continue to limit our ability to raise additional funding. Further, we could be subject to additional negative publicity in the future, which may limit our ability to raise additional funding.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016 and June 2017.
As of December 31, 2017, we had $10.0 million outstanding under this loan and security agreement. Originally, the facility had two tranches available as follows: a first tranche consisting of $10.0 million which was carried over from our previous agreement in September 2016, and a second tranche of $5.0 million which could have been drawn down by us any time prior to December 21, 2017, but went unused and expired. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020. As the prime rate was 4.50% as of December 31, 2017, the interest rate on the debt was 6.0% as of December 31, 2017.
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
While the bank has a security interest in those funds, we are able to use the funds in the ordinary course of business.
CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year ended December 31,
	2017	2016		2015
Net cash (used in) provided by:
Operating activities	$(30,624)	(19,368)		$(11,392)
Investing activities	(21,856)	6,201		2,777
Financing activities	613	82,786		5,062
Exchange rate effect	—	—	.	7
Net (decrease) increase in cash and cash equivalents	$(51,867)	$69,619		$(3,546)
Net cash used in operating activities
During the year ended December 31, 2017, net cash used in operating activities was $30.6 million, consisting primarily of a net loss of $34.8 million and a decrease in net operating assets of $1.1 million primarily related to an increase in accounts receivable offset by an increase in accrued compensation. These items were partially offset by non-cash charges of $5.2 million, consisting primarily of stock-based compensation expense, non-cash expense relating to legal settlements, depreciation and non-cash interest expense related to amortization of investment premium and debt discount.
During the year ended December 31, 2016, net cash used in operating activities was $19.4 million, consisting primarily of a net loss of $20.5 million and a decrease in net operating assets of $0.3 million primarily related to an increase in inventory and other current assets offset by an increase in accrued compensation. These items were partially offset by non-cash charges of $1.4 million, consisting primarily of changes in the fair value of warrant liability, stock-based compensation expense, depreciation and non-cash interest expense related to amortization of investment premium and debt discount.
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
Net cash (used in) provided by investing activities
During the year ended December 31, 2017, net cash used in investing activities was $21.9 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
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
Net cash provided by financing activities
During the year ended December 31, 2017, net cash provided by financing activities was $0.6 million, consisting of $0.4 million in proceeds received from purchases of common stock pursuant to the Company's Employee Stock Purchase Plan and $0.2 million in proceeds received from sale of common stock upon exercise of stock options.
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

CONTRACTUAL OBLIGATIONS
Our principal obligations consist of the operating lease for our facility and our loan and security agreement with Pacific Western Bank. The following table sets out, as of December 31, 2017, our contractual obligations due by period:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$497	397	100	$—	$—
Term loan	10,000	2,000	8,000	—	—
Total	$10,497	$2,397	$8,100	$—	$—

(1)
Consists of obligations under a multi-year, non-cancelable building lease for our facility in Carlsbad, California. An amendment to the lease was executed in February 2017 and is reflected herein. The lease will expire on March 31, 2019.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table above. As of December 31, 2017, we had completed all clinical trials and all material expenses were paid.
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
In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of December 31, 2017, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. As the prime rate was 4.50% as of December 31, 2017, the interest rate on the debt was 6.00% as of December 31, 2017. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of December 31, 2017 and 2016, our cash and cash equivalents were maintained with two and one financial institutions in the United States, respectively, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of this institution and believe it has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

ITEM 8.     Financial Statements and Supplementary Data
The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
    (i)    Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
    (ii)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
    (iii)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017.
This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an Emerging Growth Company as of December 31, 2017, as defined in JOBS Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     Other Information
None.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
Financial Statements and Financial Statement Schedules
We have filed the following financial statements and financial statement schedules as part of this Annual Report:

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Obalon Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Obalon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
San Diego, California
March 5, 2018

OBALON THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$21,108	$72,975
Short-term investments	23,292	2,500
Accounts receivable, net	4,223	—
Accounts receivable, related party	—	515
Inventory	1,418	827
Other current assets	1,714	1,244
Total current assets	51,755	78,061
Property and equipment, net	1,346	717
Total assets	$53,101	$78,778
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,276	$595
Accrued compensation	4,494	2,497
Deferred revenue	510	121
Other current liabilities	1,773	1,379
Current portion of long-term loan	1,958	—
Total current liabilities	10,011	4,592
Deferred rent	13	—
Long-term loan, excluding current potion	7,964	9,881
Total long-term liabilities	7,977	9,881
Total liabilities	17,988	14,473

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2017 and December 31, 2016; 17,500,604 and 16,773,205 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	146,474	140,898
Accumulated other comprehensive loss	(5)	(1)
Accumulated deficit	(111,374)	(76,609)
Total stockholders’ equity	35,113	64,305
Total liabilities and stockholders’ equity	$53,101	$78,778

See accompanying notes to consolidated financial statements

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Year ended December 31,
	2017	2016	2015
Revenue:
Revenue	$9,914	$—	$216
Revenue, related party	—	3,393	3,823
Total revenue	9,914	3,393	4,039
Cost of revenue	4,829	2,809	2,503
Gross profit	5,085	584	1,536
Operating expenses:
Research and development	10,647	9,872	12,978
Selling, general and administrative	28,829	10,217	3,491
Total operating expenses	39,476	20,089	16,469
Loss from operations	(34,391)	(19,505)	(14,933)
Interest expense, net	(135)	(477)	(549)
Loss from change in fair value of warrant liability	—	(466)	(34)
Other expense	(239)	(19)	(41)
Net loss	(34,765)	(20,467)	(15,557)
Other comprehensive (loss) income	(4)	(1)	5
Net loss and comprehensive loss	$(34,769)	$(20,468)	$(15,552)
Net loss per share, basic and diluted	$(2.08)	$(4.85)	$(27.14)
Weighted-average common shares outstanding, basic and diluted	16,717,106	4,221,893	573,181

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except shares and per share data)

	Convertible Preferred Stock- All (1)			Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2014	8,180,214	$54,826		533,484	$1	$733	$(5)	$(40,585)	$(39,856)
Issuance of common stock for cash upon exercise of stock options	—	—		41,642	—	62	—	—	62
Issuance of warrants in connection with preferred stock financing	—	(127)		—	—	—	—	—	—
Stock-based compensation	—	—		—	—	207	—	—	207
Foreign currency translation adjustment and unrealized gain on short term investments	—	—		—	—	—	5	—	5
Net loss	—	—		—	—	—	—	(15,557)	(15,557)
Balance at December 31, 2015	8,180,214	$54,699		575,126	$1	$1,002	—	$(56,142)	$(55,139)
Issuance of common stock for cash upon exercise of stock options	—	—		808,885	1	819	—	—	820
Issuance of preferred stock at $8.2932 per share, net of issuance costs of $94	1,916,425	15,799		—	—	—	—	—	—
Stock-based compensation	—	—		—	—	563	—	—	563
Conversion of preferred stock to common stock in connection with initial public offering (1)	(10,096,639)	(70,498)		10,360,419	10	70,488	—	—	70,498
Issuance of common stock in initial public offering, net of underwriting discount, commissions and issuance costs	—	—		5,000,000	5	67,228	—	—	67,233
Net exercise of common stock warrants	—	—		28,775	—	591	—	—	591
Reclassification of warrant liability as equity	—	—		—	—	207	—	—	207
Unrealized loss on short term investments	—	—		—	—	—	(1)	—	(1)
Net loss	—	—		—	—	—	—	(20,467)	(20,467)
Balance at December 31, 2016	—	$—		16,773,205	$17	$140,898	$(1)	$(76,609)	$64,305
Stock-based compensation	—	—		—	—	3,241	—	—	3,241
Issuance of common stock for cash upon exercise of stock options	—	—		84,433	—	184	—	—	184
Vesting of early exercised stock options	—	—		—	—	116	—	—	116
Issuance of common stock under ESPP	—	—		53,758	—	429	—	—	429
Issuance of common stock pursuant to legal settlements	—	—		175,000	—	1,606	—	—	1,606
Issuance of restricted stock awards	—	—		414,208	1	—	—	—	1
Unrealized loss on short term investments	—	—		—	—	—	(4)	—	(4)
Net loss	—	—		—	—	—	—	(34,765)	(34,765)
Balance at December 31, 2017	—	$—	—	17,500,604	$18	$146,474	$(5)	$(111,374)	$35,113

(1)- The Company completed multiple series of preferred stock financings prior to its initial public offering, which are consolidated in the table above. Upon the initial public offering, certain preferred stock converted to common stock at a higher ratio than 1:1 resulting in the issuance of an additional 263,780 shares of common stock in connection with the Company's initial public offering.

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(34,765)	$(20,467)	$(15,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	192	167
Stock-based compensation	3,241	563	207
Fair value of stock issued for legal settlements	1,606	—	—
Loss on disposal of fixed assets	—	13	19
Change in fair value of warrant liability	—	466	34
Amortization of investment premium, net	18	125	260
Amortization of debt discount	42	70	79
Change in operating assets and liabilities:
Accounts receivable, net	(4,223)	—	96
Accounts receivable from related party	515	121	(481)
Inventory	(591)	(464)	77
Other current assets	(470)	(985)	27
Accounts payable	624	46	370
Accrued compensation	1,997	1,247	1,018
Deferred revenue	389	121	—
Other current and long-term liabilities	663	(416)	1,009
Customer deposit from related party	—	—	1,283
Net cash used in operating activities	(30,624)	(19,368)	(11,392)
Investing activities:
Purchases of short-term investments	(94,613)	(18,897)	(18,590)
Maturities of short-term investments	73,800	25,450	21,500
Purchase of property and equipment	(1,043)	(352)	(139)
Proceeds from disposal of property and equipment	—	—	6
Net cash (used in) provided by investing activities	(21,856)	6,201	2,777
Financing activities:
Issuance of preferred stock for cash, net of offering costs	—	14,517	—
Proceeds from initial public offering, net of issuance costs	—	67,233	—
Proceeds from long-term loan, net of issuance costs	—	—	5,000
Fees paid in connection with loan amendment	—	(30)	—
Proceeds from common stock issued under employee stock purchase plan	429	—	—
Proceeds from sale of common stock upon exercise of stock options	184	1,066	62
Net cash provided by financing activities	613	82,786	5,062
Effect of exchange rate changes on cash and cash equivalents	—	—	7
Net (decrease) increase in cash and cash equivalents	(51,867)	69,619	(3,546)
Cash and cash equivalents at beginning of period	72,975	3,356	6,902
Cash and cash equivalents at end of period	$21,108	$72,975	$3,356
Supplemental cash flow information:
Interest paid	$562	$527	$475
Income taxes paid	$2	$—	$2
Conversion of convertible preferred stock to common stock	$—	$70,498	$—
Net exercises of warrants	$—	$591	$—
Conversion of customer deposit from related party to preferred stock	$—	$1,283	$—
Property and equipment in accounts payable	$83	$140	$—
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
As of December 31, 2017, the Company has devoted a substantial portion of its efforts to product development, market development, raising capital, and building infrastructure. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. The Company recognized revenue, including revenue from related parties, of $9.9 million, $3.4 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. However, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings. On September 8, 2016, the Company received premarket approval from the U.S. Food and Drug Administration, or FDA, to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. For periods presented prior to 2017, all sales are to customers outside of the United States.
Initial Public Offering
On October 5, 2016, the Company’s Registration Statement on Form S-1 (File No. 333-213551) relating to the initial public offering, or IPO, of its common stock was declared effective by the Securities and Exchange Commission, or SEC. Pursuant to such Registration Statement, the Company sold an aggregate of 5,000,000 shares of its common stock at a price of $15.00 per share for aggregate cash proceeds of $67.2 million, net of underwriting discounts, commissions, and offering costs. The IPO closed on October 12, 2016.
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
Liquidity
As reflected in the accompanying consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of December 31, 2017, its accumulated deficit was $111.4 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its IPO and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it builds its sales and marketing organization, supports commercialization of its product in the United States and continues research and development efforts. The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition. The Company believes that its existing cash and cash equivalents and short-term investments and expected revenue will be sufficient to meet its capital requirements and fund its operations through at least the next twelve months from the date of this filing.
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
Short-Term Investments
The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the consolidated statements of operations and comprehensive loss. All of the Company’s short-term investments are U.S. Treasury notes with maturities of less than one year. For the years ended December 31, 2017, 2016 and 2015, unrealized losses were immaterial amounts, respectively. Realized gains and losses would be calculated on the specific-identification method and recorded as interest income. There have been no material realized gains and losses for the years ended December 31, 2017, 2016 and 2015. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

Accounts Receivable
Receivables are unsecured and are carried at net realizable value including an allowance for estimated uncollectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical expense, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. The Company’s allowance for doubtful accounts was $0.2 million and $0 at December 31, 2017 and 2016, respectively.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Year ended December 31,
	2017	2016	2015
Single largest customer:*
Revenue	16.7%	N/A	N/A
Accounts receivable	17.4%	N/A	N/A
Revenue, related party	N/A	100.0%	94.7%
Accounts receivable, related party	N/A	100.0%	100.0%
*The Company's largest customer for the years ended December 31, 2017, 2016 and 2015 was Bader Sultan & Bros. Co W.L.L., or Bader. Prior to January 1, 2017, Bader was considered a related party for accounting purposes.
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
The useful lives of the property and equipment are as follows:

Computer hardware	3 years
Computer software	3 years
Leasehold improvements	Shorter of lease term or useful life
Furniture and fixtures	5 years
Scientific equipment	5 years
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company did not recognize any material impairment losses for the respective years ended December 31, 2017, 2016 and 2015.
Research and Development Costs
All research and development costs are charged to expense as incurred. Research and development expenses primarily include (i) payroll and related costs associated with research and development performed, (ii) costs related to clinical and preclinical testing of our technologies under development and (iii) other research and development expenses.
Clinical Trial Expenses
The Company enters into contracts with third party hospitals and doctors to perform clinical trial activities. The Company accrues expenses for clinical trial activities performed by third parties based on estimates of work performed by each third party as of the balance sheet date. The Company’s clinical trial expense is primarily driven by patient visits to the third party hospitals and doctors. As such, the Company accrues expense for actual patient visits based on third-party reporting and the contractually agreed upon cost for each visit to calculate its clinical accrual.

Stock-Based Compensation
Stock-based awards issued to employees and directors, are recorded at fair value as of the grant date and recognized as expense on a straight-line basis over the employee’s or director’s requisite service period (generally the vesting period). The fair value of incentive stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards is estimated using the Company's stock price on the grant date. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
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
The Company reserves for sales returns, as a reduction to revenue, based on its historical experience. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of revenue. The Company's revenue contracts do not provide for maintenance.

Multiple element arrangements
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

Customer incentives
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

In order to closely monitor the safety, efficacy and quality of the Obalon balloon system in actual commercial use, the Company has created an online clinical performance database, or registry. All physicians and institutions using the Obalon balloon system are able to enter their patents' data in the registry and compare their performance to national and regional data. Physicians are given a credit for each patient entered into the registry, subject to requirements and restrictions. The Company accrues the cost of the credit as a reduction of revenue.

The Company offers a swallow guarantee program in the United States where it may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. The Company defers revenue relating to its swallow guarantee program based on its expected failure rate and then recognizes the revenue when replacement balloons are provided.

In October 2017, the Company began offering a partnership program where it guarantees customers a certain number of patient leads as part of a sale. For sales involving a lead guarantee, the Company allocates a portion of the revenue to the lead component of the sale based on the estimated selling price of the leads and recognizes this revenue as the leads are provided. The Company classifies the cost of delivering the leads as a marketing expense.

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
It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The warranty expense as of December 31, 2017, 2016 and 2015 was immaterial for each year.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were approximately $2.9 million, $0.9 million and $0.3 million, respectively.
Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented due to the net loss position.

Dilutive common stock equivalents are comprised of unexercised stock options outstanding, unvested restricted stock awards (RSAs) and, prior to the Company's IPO, convertible preferred stock.
Recently Issued and Adopted Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update applies to companies that measure inventory on a first in, first out, or FIFO, or average cost basis. Under this update, companies are to measure their inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion. The amendments in this update are effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption, effective January 1, 2017, did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting Compensation - Stock Compensation (Topic 718), which involves several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it is currently recorded. It also allows an employer to repurchase more of an employee’s shares than it could for tax withholding purposes without triggering liability accounting. All tax-

related cash flows resulting from stock-based payments are reported as operating activities on the statement of cash flows. The guidance also allows a Company to make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance effective January 1, 2017. As the Company does not recognize any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on its deferred tax assets nor does it currently grant share grants nor withhold any taxes upon option exercises, the adoption did not result in an impact to its consolidated financial statements. In addition, the Company elected to keep its policy consistent for the application of an estimated forfeiture rate.
Recently Issued Accounting Pronouncements not yet adopted
In August 2015, the FASB issued Accounting Standards Update, or ASU, 2015-14, Revenue from Contracts with Customers (ASC 606), which defers the effective date of ASU 2014-09 by one year. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASC 606 provides a five step approach for analyzing revenue transactions: identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations, and recognize revenue when (or as) performance obligations are satisfied. ASC 606 becomes effective for the Company in the first quarter of fiscal year 2018.
ASC 606 also provides companies with two implementation methods: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company will adopt ASC 606 on January 1, 2018 using the modified retrospective method.
The Company has substantially completed its assessment of the impact of ASC 606 for its current standard customer contracts. Based on the assessment, the Company has identified similar performance obligations under ASC 606 as compared with deliverables and separate unit of accounts previously identified under ASC 605. The majority of the Company's revenue relates to product sales for which revenue is recognized at a point in time (typically at shipping point). Based on its analysis, the Company does not expect revenue for its current standard contracts to be affected materially in any period due to the adoption of ASC 606.
ASC 606 is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 606 on the Company’s disclosures. The Company also is finalizing its evaluation of the standard on its multiple element arrangements and customer incentive programs including its swallow guarantee, patient registry and partnership programs. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash Equivalents
Money Market Funds	12,115	12,115	—	—
U.S. Treasury bonds	8,993	8,993	—	—
Short-term investments:
U.S. Treasury bonds	$23,292	$23,292	$—	$—
Total assets	$44,400	$44,400	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury bonds	$2,500	$2,500	—	—
Total assets	$2,500	$2,500	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2017 and 2016.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of the term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the term loan approximates the current fair value due to the proximity of when the term loan was negotiated.

4.    Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Year ended December 31,
	2017	2016	2015
Net loss	$(34,765)	$(20,467)	$(15,557)
Weighted-average shares used in computing net loss per share	16,717,106	4,221,893	573,181
Net loss per share, basic and diluted	$(2.08)	$(4.85)	$(27.14)
The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock and if-converted methods that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2017	2016	2015
Convertible preferred stock, on an as-converted basis	—	—	8,443,994
Stock options to purchase common stock	886,526	830,145	—
Unvested restricted common stock awards	103,706	—	—
Total	990,232	830,145	8,443,994

5.    Balance Sheet Details
Short-term investments consist of the following (in thousands):

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2017:
U.S. Treasury bonds	1 year or less	$23,295	$—	$(3)	$23,292
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2016:
U.S. Treasury bonds	1 year or less	$2,501	$—	$(1)	$2,500
Inventory consists of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$1,046	$379
Work in process	127	239
Finished goods	245	209
Total	$1,418	$827

Other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid assets	$1,514	$962
Interest receivable	85	5
Other assets	115	277
Total	$1,714	$1,244
Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Computer hardware	$397	$261
Computer software	392	73
Leasehold improvements	238	193
Furniture and fixtures	160	118
Scientific equipment	1,354	854
Construction in progress	220	302
	2,761	1,801
Less: accumulated depreciation and amortization	(1,415)	(1,084)
Total	$1,346	$717

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.2 million and $0.2 million for each period, respectively.
Other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued legal and professional fees	289	613
Accrued customer incentives	558	—
Accrued sales and other taxes	167	—
Accrued marketing expenses	60	122
Other accrued expenses	699	644
Total	$1,773	$1,379
6.    Term Loan
In June 2013, the Company entered into a $3.0 million loan and security agreement (Loan Agreement) with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016 and June 2017.
As of December 31, 2017, the Company had $10.0 million outstanding under this Loan Agreement. Originally, the Loan Agreement had two tranches available as follows: a first tranche consisting of $10.0 million which was carried over from the previous agreement, and a second tranche of $5.0 million which could have been drawn down any time prior to December 21, 2017, but went unused and expired. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%. As the prime rate was 4.50% as of December 31, 2017, the interest rate on the debt was 6.0% as of December 31, 2017. The Loan Agreement matures on December 21, 2020 and has an interest-only period through June 21, 2018 followed by 30 equal monthly installments of principal and interest with the first principal payment due on July 1, 2018. The Loan Agreement may be prepaid in full at any time with no additional cost.

The loan fees and debt issuance costs paid related to the Loan Agreement and its amendments are being amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. While the bank has a security interest in those funds, the Company is able to use the funds in the ordinary course of its business.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

December 31, 2017
Face value	$10,000
Less: debt issuance costs	(78)
Total long-term loan	$9,922
Less: current portion of long-term loan	(1,958)
Total long-term loan, excluding current portion	$7,964
As of December 31, 2017, future principal payments due under the December 2016 Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2018	2,000
December 31, 2019	4,000
December 31, 2020	4,000
Total future principal payments due under the December 2016 Loan Agreement	$10,000
7.    Stock-Based Compensation
Equity Incentive Plans
On October 4, 2016, the 2016 Equity Incentive Plan, or the 2016 Plan, became effective. The 2016 Plan serves as a successor to the 2008 Plan. The 2016 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. The Company reserved 2,200,000 shares of common stock for issuance under the 2016 Plan, plus the 223,371 reserved and unissued shares under the 2008 plan on the effective date of the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by the number of shares equal to 4% of the total outstanding shares of the Company's common stock and common stock equivalents as of the immediately preceding December 31. At December 31, 2017, 895,231 shares remained available for future grant under the 2016 Plan.
The Company determines the fair value of each stock option or award on the grant date and recognizes that fair value as stock-based compensation straight-line over the vesting term of the award. The Company estimates forfeitures at the time of grant based on historical data and records stock-based compensation only for options and awards expected to vest. The Company revises its forfeiture estimates on an annual basis and records any difference as a cumulative adjustment in the period the estimates are revised.
The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Cost of revenue	$115	$46	$31
Research and development	406	115	47
Selling, general and administrative	2,720	402	129
Total	$3,241	$563	$207
Unrecognized stock- based compensation expense at December 31, 2017 was approximately $8.2 million, which is expected to be recognized over a weighted-average term of 2.3 years.
Incentive Stock Options

Recipients of incentive stock options can purchase shares of the Company’s common stock at a price equal to the stock's fair market value on the grant date, based on the closing price of the Company's stock on the grant date. Options granted generally expire after 10 years. Options granted generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, subject to continued employment.
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year ended December 31,
	2017	2016	2015
Assumed risk-free interest rate (1)	1.81%- 2.23%	1.40% -1.53%	1.57%
Assumed volatility (2)	55.11%-58.97%	52.91% - 53.49%	61.53%
Expected option life (3)	6.1 years	6.1 years	6.1 years
Expected dividend yield (4)	—%	—%	—%

(1) The risk-free interest rate was determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(2) The volatility was determined based on analysis of the volatility of a peer group of publicly traded companies as the Company's stock has not traded publicly for a significant time and the Company has limited company specific historical volatility. The peer group was determined considering factors such as stage of development, risk profile, enterprise value and position within the industry.
(3) The expected option life was determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option.

(4) The expected dividend yield was zero as the Company has not historically issued dividends and does not expect to do so in the foreseeable future.
The following table summarizes stock option transactions for the Plan for the year ended December 31, 2017
(in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	2,225,684	$5.00
Options granted	931,343	9.62
Options exercised	(84,433)	2.17
Options canceled	(93,309)	6.25
Outstanding at December 31, 2017	2,979,285	6.49	8.1	5,244
Vested and expected to vest at December 31, 2017	2,718,966	$6.36	8.1	5,024
Vested and exercisable at December 31, 2017	1,042,618	$4.36	6.7	3,253
The weighted-average fair value of options granted during the year ended December 31, 2017 was $5.31. The intrinsic value of options exercised for the years ended December 31, 2017, 2016, and 2015 was $0.6 million, $1.2 million, and immaterial, respectively.
All options outstanding under the previous 2008 Plan are exercisable under the early exercise provisions of the Plan. Options granted under the Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. There were no options early exercised for the year ended December 31, 2017. For the prior year ended December 31, 2016, 252,453 options were early exercised and 122,047 remain unvested with a related liability of $0.1 million recorded under other current liabilities on the Company’s consolidated balance sheet as of December 31, 2017. No options were early exercised for the year ended December 31, 2015.

Restricted Stock Awards
During fiscal year 2017, the Company began granting restricted stock awards to certain employees. The following table summarizes restricted stock award transactions for the year ended December 31, 2017:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2016	—	$—
Awards granted	414,208	9.99
Awards vested	(1,208)	8.86
Awards canceled	—	—
Outstanding at December 31, 2017	413,000	$9.98
The Company's current restricted stock awards generally vest 100% on the four year anniversary of the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company's common stock on the grant date. Stock-based compensation expense related to restricted stock awards was $0.3 million for the year ended December 31, 2017, and is included in total stock-based compensation expense previously disclosed. This expense is expected to be recognized over a weighted-average period of 3.7 years.

Employee Stock Purchase Plan
On October 5, 2016, the 2016 Employee Stock Purchase Plan, or ESPP, became effective. The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company initially reserved 180,000 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. During the year ended December 31, 2017, the company issued 53,758 shares of common stock pursuant to the ESPP, and received proceeds of $0.4 million. Stock compensation expense related to the ESPP was $0.2 million and immaterial for the years ended December 31, 2017 and 2016, respectively, and is included in total stock compensation expense disclosed above.
8.    Stockholders’ Equity
Outstanding Warrants
The following equity classified warrants were outstanding as of December 31, 2017:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants (1)	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
(1) Prior to conversion upon IPO, the remaining warrants were for the purchase of Series C preferred stock.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at December 31, 2017:

Stock options issued and outstanding	2,979,285
Authorized for future option and award grants	895,231
Authorized for future issuance under ESPP	316,473
Warrants outstanding	24,224
Total	4,215,213

9.    Income Taxes
The income tax provision (benefit) consists of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	10	2	2
Foreign	—	—	(15)
Total current provision	10	2	(13)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Income tax provision (benefit)	$10	$2	$(13)
The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate as of December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Federal provision (benefit)
At statutory rates	$(11,820)	$(6,959)	$(5,290)
State taxes, net of federal	—	—	1
Change in valuation allowance	11,830	6,961	5,291
Foreign operations	—	—	(15)
Income tax provision (benefit)	$10	$2	$(13)
Significant components of the Company’s deferred tax assets are as shown below:

	Year ended December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$20,795	$20,801
Tax credits	3,747	2,773
Capitalized research and development costs	3,720	5,279
Other	1,808	259
Total gross deferred tax assets	30,070	29,112
Less valuation allowance	(30,070)	(29,112)
Total deferred tax assets	$—	$—
A valuation allowance of $30.1 million and $29.1 million as of December 31, 2017 and 2016, respectively, has been established to offset the deferred tax assets as realization of such assets are uncertain.
At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $88.8 million and $56.8 million, respectively. Each of the federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $2.1 million and $2.0 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.

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
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon an audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2017 and 2016, the Company had unrecognized tax benefits of $2.1 million and $0, respectively. There are no unrecognized tax benefits included on the consolidated balance sheet that would, if recognized, impact the effective tax rate, given the valuation allowance recorded against the deferred tax assets. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows

	Year ended December 31,
	2017	2016
Balance at January 1	$—	$—
Additions based on tax positions related to current year	449	—
Additions based on tax positions related to prior years	1,679	—
Balance at December 31	$2,128	$—
The Company is subject to taxation in the United States and various state jurisdictions. Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by the federal or any state tax authority.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $13.3 million. Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount. The accounting for the effects of the rate change on deferred tax balances is provisional and may be updated as further guidance regarding the Act becomes available and further analysis is performed.

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
Future noncancelable minimum payment obligations under the operating lease were as follows as of December 31, 2017 (in thousands):

Year ended:
December 31, 2018	397
December 31, 2019	100
Total future payments due under building lease	$497
Rent expense totaled $0.4 million for the year ended December 31, 2017, $0.3 million for the year ended December 31, 2016 and $0.2 million for the year ended December 31, 2015, respectively.

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
On October 30, 2017, the Company agreed to issue 25,000 shares of common stock and to make a nominal cash payment to Phagia Technology, Inc. in connection with the settlement of certain contractual claims asserted by Phagia for milestone and royalty payments associated with the approval and commercial launch of the Obalon balloon system. In return, the Company is receiving a general release of all claims. The Company recognized $0.2 million in non-cash expense related to this settlement based on the fair value of the Company's stock on the settlement date.
11.    Related Party Transactions
In June 2013, the Company and Bader, a healthcare products distributor based in Sufat, Kuwait, entered into a distribution agreement, whereby the Company appointed Bader as a distributor of its products in the Middle East. Sales to Bader began in November 2013. Bader subsequently participated in the Company's Series D convertible preferred stock financing in 2014. Prior to the Company's initial public offering, or IPO, in October 2016, Bader was considered a related party due to its beneficial ownership percentage of the Company. As a result of Bader’s decreased beneficial ownership percentage of the Company following the IPO, Bader is no longer considered a related party for accounting purposes beginning January 1, 2017.
Sales to Bader for the years ended December 31, 2017, 2016 and 2015 totaled $1.7 million, $3.4 million and $3.8 million, respectively and represented 16.7%, 100% and 94.7% of total revenue for the respective years. As of December 31, 2017, the Company had accounts receivable from Bader of $0.8 million.
12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2017 and 2016 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
2017:	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue	$1,472	$1,963	$2,787	$3,692	$9,914
Gross profit	649	973	1,473	1,990	5,085
Loss from operations	(7,691)	(7,640)	(9,138)	(9,922)	(34,391)
Net loss	$(7,745)	$(7,730)	$(9,170)	$(10,120)	$(34,765)
Per common share:
Net loss per share, basic and diluted	$(0.47)	$(0.46)	$(0.55)	$(0.60)	$(2.08)

	Three Months Ended				Year Ended
2016:	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue	$1,069	$779	$773	$772	$3,393
Gross profit	447	107	129	(99)	584
Loss from operations	(3,444)	(4,075)	(4,452)	(7,534)	(19,505)
Net loss	$(3,581)	$(4,131)	$(5,260)	$(7,495)	$(20,467)
Per common share:
Net loss per share, basic and diluted	$(6.22)	$(7.15)	$(5.46)	$(0.51)	$(4.85)

13. Subsequent Events

Stock Option Grants
Subsequent to December 31, 2017, stock options and awards for 0.9 million shares of the Company’s common stock were granted to Company employees.
Hustig and Cook Litigation
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The cases are at a preliminary stage and we intend to vigorously defend against it.

ITEM 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: March 5, 2018	by:	/s/ Andrew Rasdal
President and Chief Executive Officer

Date: March 5, 2018	by:	/s/ William Plovanic
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

Signature	Title	Date
/s/ Andrew Rasdal	President and Chief Executive Officer and Director (Principal Executive Officer)	Date: March 5, 2018
Andrew Rasdal

/s/ William Plovanic	Chief Financial Officer (Principal Financial Officer)	Date: March 5, 2018
William Plovanic

/s/ Nooshin Hussainy	Vice President of Finance (Principal Accounting Officer)	Date: March 5, 2018
Nooshin Hussainy

/s/ Kim Kamdar	Chairperson of the Board of Directors	Date: March 5, 2018
Kim Kamdar

/s/ Ray Dittamore	Director	Date: March 5, 2018
Ray Dittamore

/s/ Douglas Fisher	Director	Date: March 5, 2018
Douglas Fisher

/s/ Les Howe	Director	Date: March 5, 2018
Les Howe

/s/ David Moatazedi	Director	Date: March 5, 2018
David Moatazedi

/s/ Jonah Shacknai	Director	Date: March 5, 2018
Jonah Shacknai

/s/ Sharon Stevenson	Director	Date: March 5, 2018
Sharon Stevenson

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/16	3.2
3.4	Restated Bylaws	S-1	333-213551	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	333-213551	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	333-213551	9/9/16	4.2
4.3	Form of Warrant to Purchase Series C Preferred Stock	S-1	333-213551	9/9/16	4.3
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	333-213551	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	333-213551	9/9/16	4.5
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	333-213551	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	333-213551	9/9/16	10.2
10.3‡	2016 Equity Incentive Plan and form of award agreements thereunder	S-1	333-213551	9/26/16	10.3
10.4‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	333-213551	9/26/16	10.4
10.5‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	333-213551	9/26/16	10.11
10.6‡	Obalon Therapeutics, Inc. Director Compensation Program	10-Q	001-37897	8/2/2017	10.2
10.7‡	Form of CEO Retention Agreement	10-Q	001-37897	11/10/16	10.6
10.8‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	001-37897	11/10/16	10.7
10.9‡	Form of Non-Employee Director Option Agreement.	10-K	001-37897	2/23/2017	10.8
10.10‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	333-213551	9/26/16	10.5
10.11‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	333-213551	9/26/16	10.6
10.12‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	333-213551	9/26/16	10.7
10.13‡	Offer Letter dated January 26, 2016 between the Company and William Plovanic	10-Q	001-37897	5/10/2017	10.1
10.14‡	Offer Letter dated August 14, 2017 between the Company and Kelly Huang					X
10.15	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	333-213551	9/9/16	10.8
10.16	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	001-37897	2/23/2017	10.13

10.17*	Distribution Agreement dated June 26, 2013 between the Registrant and Bader Sultan & Bros. Co. W.L.L., as amended	S-1	333-213551	9/9/16	10.9
10.18	Loan and Security Agreement dated June 14, 2013 between the Registrant and Pacific Western Bank (as successor in interest to Square 1 Bank), as amended	S-1	333-213551	9/9/16	10.10
10.19	Third Amendment to Loan and Security Agreement, dated December 21, 2016, between the Registrant and Pacific Western Bank	10-K	001-37897	2/23/2017	10.16
10.20	Fourth Amendment to Loan and Security Agreement, dated June 9, 2017, between the Company and Pacific Western Bank	10-Q	001-37897	8/2/2017	10.1
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment request under Rule 406 promulgated under the Securities Act.

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.