Form 10-Q
period 2018-03-31
OBALON THERAPEUTICS INC
filed 2018-05-10
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on May 7, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	17,572,513

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$33,478	$21,108
Short-term investments	—	23,292
Accounts receivable, net of allowance of $621 and $239, respectively	2,553	4,223
Inventory	1,867	1,418
Other current assets	1,187	1,714
Total current assets	39,085	51,755
Property and equipment, net	1,422	1,346
Total assets	$40,507	$53,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,304	$1,276
Accrued compensation	1,831	4,494
Deferred revenue	337	510
Other current liabilities	1,677	1,773
Current portion of long-term loan	2,961	1,958
Total current liabilities	9,110	10,011
Deferred rent	—	13
Long-term loan, excluding current portion	6,973	7,964
Total long-term liabilities	6,973	7,977
Total liabilities	16,083	17,988
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 17,596,282 and 17,500,604 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	147,905	146,474
Accumulated other comprehensive gain (loss)	1	(5)
Accumulated deficit	(123,500)	(111,374)
Total stockholders’ equity	24,424	35,113
Total liabilities and stockholders’ equity	$40,507	$53,101

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenue	$1,346	$1,472
Cost of revenue	769	823
Gross profit	577	649
Operating expenses:
Research and development	2,639	2,400
Selling, general and administrative	10,006	5,940
Total operating expenses	12,645	8,340
Loss from operations	(12,068)	(7,691)
Interest expense, net	(37)	(54)
Other expense	(21)	—
Net loss	(12,126)	(7,745)
Other comprehensive income (loss)	6	(18)
Net loss and comprehensive loss	$(12,120)	$(7,763)
Net loss per share, basic and diluted	$(0.71)	$(0.47)
Weighted-average common shares outstanding, basic and diluted	16,986,656	16,562,030

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating activities:
Net loss	$(12,126)	$(7,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	66
Stock-based compensation	1,389	463
Loss on disposal of fixed assets	107	—
(Accretion) amortization of investment (discount) premium, net	(5)	3
Amortization of debt discount	11	10
Change in operating assets and liabilities:
Accounts receivable, net	1,670	(1,035)
Accounts receivable from related party	—	515
Inventory	(449)	(101)
Other current assets	527	240
Accounts payable	1,074	217
Accrued compensation	(2,663)	(942)
Deferred revenue	(173)	50
Other current and long term liabilities	(93)	(94)
Net cash used in operating activities	(10,602)	(8,353)
Investing activities:
Purchases of short-term investments	—	(25,029)
Maturities of short-term investments	23,302	2,500
Purchase of property and equipment	(358)	(381)
Net cash provided by (used in) investing activities	22,944	(22,910)
Financing activities:
Proceeds from sale of common stock upon exercise of stock options	28	—
Net cash provided by financing activities	28	—
Net increase (decrease) in cash and cash equivalents	12,370	(31,263)
Cash and cash equivalents at beginning of period	21,108	72,975
Cash and cash equivalents at end of period	$33,478	$41,712
Supplemental cash flow information:
Interest paid	$149	$130
Property and equipment in accounts payable	$46	$129
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
The unaudited interim condensed consolidated financial statements include the accounts of Obalon Therapeutics, Inc., and its wholly owned subsidiary, Obalon Therapeutics, LLC, which was dissolved in 2017 and had no activity in 2017.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s principal operations are located in Carlsbad, California, and it operates in one business segment.
As of March 31, 2018, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $1.3 million and $1.5 million for the three months ended March 31, 2018 and 2017. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from equity and debt financings. On September 8, 2016, the Company received premarket approval from the FDA to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Company began selling its Obalon balloon system in the United States in January 2017.
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of March 31, 2018, its accumulated deficit was $123.5 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts including clinical trials of products under development. The Company believes that its existing cash and cash equivalents and expected revenues will be sufficient to meet its capital requirements and fund its operations through twelve months from the date of this filing. The Company plans to seek additional debt or equity financing in the next three months in order to maintain its current operating plan. Adequate funding may not be available on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms and in a timely manner could require the Company to make significant spending reductions in its operating plan, which could delay or stop commercialization and development efforts and would have a material adverse effect on its business, results of operations and financial condition.
Reclassifications
Certain immaterial reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications have not changed the results of operations.

2. Summary of Significant Accounting Policies

Except for the revenue recognition policy described below, there were no significant changes to the accounting policies during the three months ended March 31, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
Revenue Recognition

The Company recognizes revenue when control of its products is transferred to its customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company's revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.
Revenue is generated from sales of the Obalon balloon system to physicians and institutions in the United States and to a distributor in the Middle East. The Company recognizes revenue upon shipment of its product as the Company's standard contract terms dictate that control transfers to the customer upon shipment of its product. Invoicing typically occurs upon shipment and the time period between invoicing and when payment is due is not significant. Sales taxes collected are excluded from revenues. Shipping charges billed to customers are included in revenue and related shipping cost is included in cost of revenue. The Company's revenue contracts do not provide for maintenance. Commissions are considered incremental costs to obtain a contract with a customer and paid to salespeople when contracts are executed. Commissions are recognized as a selling expense when incurred as the amortization period is one year or less.

The components of the Obalon balloon system are typically packaged in a kit and shipped to the customer at the same time, satisfying the majority of performance obligations in the contact. The Company recognizes revenue for any unsatisfied, distinct performance obligations, such as undelivered components, as they are satisfied based on the standalone selling price of each performance obligation. The Company estimates the standalone selling price of each performance obligation by estimating the expected cost of satisfying that performance obligation plus an appropriate margin. When the Company enters into contracts with multiple performance obligations, such obligations are generally satisfied within a short time frame of approximately three to six months after the contract execution date. The Company does not disclose the value of the unsatisfied performance obligations within its contracts.

The Company offers a swallow guarantee program in the United States where it may provide replacement balloons to customers when their patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. The Company considers the replacement balloons provided under this program as an additional performance obligation in the contract and defers revenue relating to the replacement balloons based on an expected swallow failure rate and then recognizes the revenue when replacement balloons are provided.

The Company recognizes revenue at the net sales price, which reflects the consideration the Company believes it is most likely to receive. The net sales price includes estimates of variable consideration for customer incentives and returns.  The Company reserves for product returns as a reduction to revenue in the period when the related revenue is recognized. The Company estimates its product returns based on historical return rates and specifically known events. Estimated costs of customer incentive programs are recorded at the time the incentives are offered, based on the specific terms and conditions of the program. Customer incentives that provide discounts to the customer on purchases of current or future product are recorded as a reduction of revenue in the period the related product revenue is recognized.  Any consideration payable to a customer is presumed as a reduction to revenue unless the Company can demonstrate that the consideration provided to the customer is in exchange for a distinct good or service.

Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results vary from the Company’s estimates, the Company would adjust these estimates, which would impact net product revenue and results of operations in the period such variances become known.
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

Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2018 and its condensed consolidated results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
Fair Value Measurements
The carrying values of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of the term loan approximates its fair value as the interest rate and other terms are that which are currently available to the Company.
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

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable, which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company’s customers consist of physicians and institutions in the United States and one international distributor. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past-due amounts, and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Three Months Ended March 31,
	2018	2017
Single largest customer:*
Revenue	63.1%	—%
Accounts receivable	22.0%	—%
Second largest customer:
Revenue	14.0%	—%
Accounts receivable	2.7%	—%

*The Company's largest customer for the three months ended March 31, 2018 was its Middle East distributor. The Company did not record any sales with this distributor for the three months ended March 31, 2017. There were no other international sales aside from sales to this distributor for the three months ended March 31, 2018 and 2017.
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
Recently Issued and Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2015, the FASB issued Accounting Standards Update, or ASU, 2015-14, Revenue from Contracts with Customers (ASC 606), which defers the effective date of ASU 2014-09 by one year. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASC 606 is based on the principle that revenue should be recognized in an amount that reflects the consideration to which a company expects to be entitled in exchange for the transfer of promised goods or services. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective implementation method.
The Company noted the following in its assessment of the impact of ASC 606 on its financial statements issued prior to fiscal year 2018:

•
The majority of the Company's sales contracts fall under its standard sales agreement whereby control transfers to the customer upon delivery of the product to the named common carrier at the Company's location, satisfying the performance obligations of the contract. As such, revenue is recognized upon shipment under ASC 606 in the same way that it was recognized under the previous revenue guidance. The Company's contracts did not meet the criteria under ASC 606 for revenue recognition over time.

•
Customer incentives existing prior to December 31, 2017 related to discounts that were recognized as a reduction to revenue in the same period when the related revenue was recognized or situations where the Company deferred revenue related to undelivered elements of the contract and then recognized the revenue as the undelivered elements were delivered. The Company concluded that the revenue recognition for these customer incentives under ASC 606 was the same as under the previous revenue guidance.

•
Prior to December 31, 2017, the Company presented the reserve for expected sales returns as a decrease to its accounts receivable balance. Under ASC 606, the Company accounts for expected sales returns as a refund liability and presents the reserve for sales returns as a current liability in its consolidated financial statements with a corresponding asset if the returned item is expected to be re-sold. The adoption of ASC 606 resulted in an immaterial transition adjustment related to this reserve. This reclassification did not have an impact on the results of operations. The reserve for sales returns was $0.2 million at March 31, 2018.

Overall, the cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements for the period ended March 31, 2018 due to the adoption of ASC 606. Furthermore, the Company expects the impact to be immaterial to the consolidated financial statements going forward.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 were effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  The Company adopted ASU 2017-09 on January 1, 2018 and the adoption did not have a material impact on the Company's consolidated financial statements or related financial statement disclosure.

Recently Issued Accounting Pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not anticipate that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

3. Fair Value Measurements
Instruments Recorded at Fair Value on a Recurring Basis
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$33,478	$33,478	$—	$—
Total assets	$33,478	$33,478	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$12,115	$12,115
U.S. Treasury bonds	8,993	8,993
Short-term investments:
U.S. Treasury bonds	23,292	23,292	—	—
Total assets	$44,400	$44,400	—	—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2018 and December 31, 2017.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of the Company's long-term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company's long-term loan approximates the current fair value as the interest rate and other terms are that which are currently available to the Company.

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except for shares and per share data):

	Three Months Ended March 31,
	2018	2017
Net loss	$(12,126)	(7,745)
Weighted-average common shares outstanding, basic and diluted	16,986,656	16,562,030
Net loss per share, basic and diluted	$(0.71)	$(0.47)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock and if-converted methods that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2018	2017
Stock options to purchase common stock	596,209	914,575
Unvested restricted stock awards	508,110	—
Total	1,104,319	914,575

5. Balance Sheet Details

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At March 31, 2018:
U.S. Treasury bonds	1 year or less	$—	$—	$—	$—

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2017:
U.S. Treasury bonds	1 year or less	$23,295	$—	$(3)	$23,292

Inventory consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,053	$1,046
Work in process	218	127
Finished goods	596	245
Total	$1,867	$1,418

Other current assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expenses	1,006	1,514
Interest receivable	17	85
Other assets	164	115
Total	$1,187	$1,714
Property and equipment, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer hardware	$399	$397
Computer software	275	392
Leasehold improvements	370	238
Furniture and fixtures	160	160
Scientific equipment	1,360	1,354
Construction in progress, or CIP	385	220
	2,949	2,761
Less: accumulated depreciation and amortization	(1,527)	(1,415)
Total	$1,422	$1,346

Depreciation and amortization expense was $0.1 million and immaterial for each of the three months ended March 31, 2018 and 2017, respectively.
Other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued legal and professional fees	237	289
Accrued customer incentives	556	558
Accrued sales and other taxes	61	167
Accrued marketing expenses	94	60
Other accrued expenses	729	699
Total	$1,677	$1,773

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (Loan Agreement) with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016 and June 2017.

As of March 31, 2018 the Company had $10.0 million outstanding under the Loan Agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in December 2020. As the prime rate was 4.75% as of March 31, 2018, the interest rate on the debt was 6.25% as of March 31, 2018. The Loan Agreement has an interest-only period through June 21, 2018 followed by 30 equal monthly installments of principal and interest with the first principal payment due on July 1, 2018. The Loan Agreement may be prepaid in full at any time with no additional cost.
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
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2018
Face value	$10,000
Less: unamortized debt issuance costs	(66)
Total term loan	$9,934
Less: current portion of long-term loan	(2,961)
Total long-term loan, excluding current portion	$6,973

As of March 31, 2018, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2018	2,000
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	—
Total future principal payments due under the Loan Agreement	$10,000

7. Stock-Based Compensation

Equity Incentive Plan
As of March 31, 2018, 985,232 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.

The Company recorded stock-based compensation in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$10	$27
Research and development	243	99
Selling, general and administrative	1,136	337
Total	$1,389	$463

Unrecognized compensation expense at March 31, 2018 was approximately $9.5 million, which is expected to be recognized over a weighted-average term of 2.5 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2018 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,979,285	$6.49
Options granted	800,532	7.02
Options exercised	(20,678)	1.35
Options canceled	(145,369)	6.48
Outstanding at March 31, 2018	3,613,770	$6.64	8.0	$1,778
Vested and expected to vest at March 31, 2018	3,272,697	$6.54	7.9	$1,730
Vested and exercisable at March 31, 2018	1,196,515	$4.70	6.5	$1,235

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2018:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2017	413,000	$9.98
Awards granted	125,000	7.15
Awards vested	—	—
Awards canceled	(50,000)	10.08
Outstanding at March 31, 2018	488,000	$9.26

8. Stockholder's Equity

Outstanding Warrants
The following equity classified warrants were outstanding as of March 31, 2018:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
Total	24,224	$6.1918

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of March 31, 2018:

Stock options issued and outstanding	3,613,770
Authorized for future option and award grants	985,232
Authorized for future issuance under ESPP	521,514
Warrants outstanding	24,224
Total	5,144,740

9. Income Taxes
For the three months ended March 31, 2018 and 2017, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies

Leases
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2019. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.
Future noncancelable minimum payment obligations under the operating lease were as follows as of March 31, 2018 (in thousands):

Year ended:
December 31, 2018	$299
December 31, 2019	100
Total future payments due under building lease	$399

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit.
As the Company voluntarily decided to terminate this offering, it may be liable for fees incurred by the offering's underwriter, including legal fees and trading losses. At this time, the Company is not able to reasonably estimate the amount of loss which may be incurred.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against the Company and certain of its executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The cases are at a preliminary stage and the Company intends to vigorously defend against them.

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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. We believe the Obalon balloon system offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients and physicians.

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

We intend to drive patient awareness and interest in part through digital, offline and social marketing, as well as public relations efforts targeted to obtain online and offline media coverage. We estimate that there were more than 30 million views of our digital advertisements and more than five million views of our digital videos in 2017, with more views of each occurring in both the third quarter and fourth quarter of 2017 than in the first half of 2017. We also estimate that there were more than 15 million views of our digital advertisements and more than 2.5 million views of our videos in the first quarter of 2018 alone. We estimate that there were over one million unique visits to our website in 2017, and over 400,000 searches on our website for physicians capable of placing our Obalon balloon system in 2017. During the first quarter of 2018, we estimate that there were over 600,000 unique visits to our website and over 250,000 searches on our website for physicians capable of placing our Obalon balloon system. We also generated over 46,000 patient leads to our physician partners in the United States during 2017 and over 17,000 leads in the first quarter of 2018.

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
We generated total revenue of $1.3 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, our net loss was $12.1 million and $7.7 million, respectively. We have not been profitable since inception, and as of March 31, 2018, our accumulated deficit was $123.5 million. From inception through March 31, 2018, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and, to a lesser extent, debt financing arrangements.
In January 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint alleging improper revenue recognition during the fourth fiscal quarter of 2017. Although an investigation by our audit committee utilizing outside counsel and a forensic accounting firm concluded that the allegations in the complaint were without merit, the negative publicity, distraction and monetary cost caused by the allegations and the subsequent investigation has had and may continue to have a negative impact on our organization, our revenues, our results of operations and our ability to secure additional financing.
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
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
Revenue reflects sales of our Obalon balloon system directly to physicians and institutions in the United States and sales of our Obalon balloon system to our Middle East distributor.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon balloon system in the United States, which we anticipate will be our primary market. We expect that, as a result, total revenue will increase as we implement our U.S. sales strategy and our revenue from international sales will constitute a smaller percentage of total revenue. However, to date we have experienced limited penetration of the U.S. market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the currently small and immature intragastric balloon market, acceptance of our current Obalon balloon system and future generations by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends. The amount of and timing of revenue recognition may also be impacted by the customer incentive programs we decide to offer.
Cost of revenue and gross margin

Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. We expect cost of revenue to increase in absolute dollars to the extent our total revenue grows but decrease as a percentage of total of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units produced.
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs per unit and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we continue to introduce new products, enter international markets, expand manufacturing capacity when required, discontinue obsolete products and adopt new manufacturing processes and technologies. As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon balloon system.
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
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$1,346	$1,472
Cost of revenue	769	823
Gross profit	577	649
Operating expenses:
Research and development	2,639	2,400
Selling, general and administrative	10,006	5,940
Total operating expenses	12,645	8,340
Loss from operations	(12,068)	(7,691)
Interest expense, net	(37)	(54)
Other expense,	(21)	—
Net loss	(12,126)	(7,745)
Other comprehensive income (loss)	6	(18)
Net loss and comprehensive loss	$(12,120)	$(7,763)
Comparison of three months ended March 31, 2018 and 2017
Total revenue.    Total revenue decreased $0.2 million to $1.3 million during the three months ended March 31, 2018, compared to $1.5 million during the three months ended March 31, 2017. This revenue decrease was due primarily to lower U.S. sales which were partially offset by higher sales to our Middle East distributor. Overall, we sold a higher volume of product during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, but the decrease in average selling price from change in customer mix offset this volume increase.
Cost of revenue and gross profit.    Cost of revenue remained consistent at $0.8 million during the three months ended March 31, 2018 and 2017. Although we sold a higher volume of product during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, this volume increase was offset by higher production and increased production efficiencies during the three months ended March 31, 2018, which resulted in higher cost absorption. Gross profit as a percentage of revenue decreased to 43% during the three months ended March 31, 2018 compared to 44% during the three months ended March 31, 2017. This was primarily attributable to lower revenues due to change in customer mix.
Research and development expenses.    R&D expenses increased $0.2 million to $2.6 million during the three months ended March 31, 2018, compared to $2.4 million during the three months ended March 31, 2017 primarily due to increased supplies expenses related to developing our next generation products and technologies intended to improve the ease of use and economics of our product offering.
Selling, general and administrative expenses.    SG&A expenses increased $4.1 million to $10.0 million during the three months ended March 31, 2018, compared to $5.9 million during the three months ended March 31, 2017. This increase was primarily attributable to $1.3 million in legal, accounting and other charges incurred relating to the investigation by our audit committee utilizing outside counsel and a forensic accounting firm over whistleblower allegations made in early 2018. In addition, spending on marketing and advertising programs increased by $1.0 million, and stock-based compensation increased by $0.8 million. The remaining increase relates primarily to payroll, travel and other headcount related expenses.
Interest expense, net.    Interest expense, net was immaterial during the three months ended March 31, 2018 and 2017.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had cash and cash equivalents of $33.5 million and an accumulated deficit of $123.5 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and, to a lesser extent, the incurrence of debt. As of March 31, 2018, we had $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank).

We expect to incur substantial expenditures in the next twelve months to continue developing the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. In particular, we expect our costs and expenses to increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a direct sales force, the expansion of our manufacturing capacity, and efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to incur substantial costs as a result of operating as a public company. We plan to seek additional debt or equity financing in the next three months in order to maintain our current operating plan. Adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to make significant spending reductions in our operating plan, which could delay or stop some of our commercialization and development efforts and would have a material adverse effect on our business, results of operations and financial condition. We believe that our existing cash and cash equivalents and expected revenues will be sufficient to meet our capital requirements and fund our operations through twelve months from the date of this filing; however our future capital requirements will depend on many factors, including:

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
We have experienced issues in obtaining financing due to a purported whistleblower complaint regarding our Company. The purported whistleblower complaint, although later determined by an independently led investigation to be without merit, may continue to limit our ability to raise additional funding. Further, we could be subject to additional negative publicity in the future, which may limit our ability to raise additional funding.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016 and June 2017.

As of March 31, 2018 we had $10.0 million outstanding under this loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020. As the prime rate was 4.75% as of March 31, 2018, the interest rate on the debt was 6.25% as of March 31, 2018.
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
While the bank has a security interest in those funds, we are able to use the funds in the ordinary course of business.
CASH FLOWS

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	(10,602)	(8,353)
Investing activities	22,944	(22,910)
Financing activities	28	—
Net increase (decrease) in cash and cash equivalents	12,370	(31,263)
Net cash used in operating activities
During the three months ended March 31, 2018, net cash used in operating activities was $10.6 million, consisting primarily of a net loss of $12.1 million, and an increase in net operating assets of $0.1 million primarily related to a decrease in accrued compensation offset by a decrease in accounts receivable. These items were offset by non-cash charges of $1.6 million, consisting primarily of stock-based compensation expense and depreciation expense.
During the three months ended March 31, 2017, net cash used in operating activities was $8.4 million, consisting primarily of a net loss of $7.7 million, and an increase in net operating assets of $1.2 million primarily related to a decrease in accrued compensation and an increase in accounts receivable. These items were offset by non-cash charges of $0.5 million, consisting of primarily stock-based compensation expense and depreciation expense.
Net cash provided by (used in) investing activities
During the three months ended March 31, 2018, net cash provided by investing activities was $22.9 million, consisting primarily of maturities of short-term investments.
During the three months ended March 31, 2017, net cash used in investing activities was $22.9 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
Net cash provided by financing activities
Cash provided by financing activities was immaterial for each of the three months ended March 31, 2018 and 2017.
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
Aside from newly implemented accounting policies relating to the implementation of ASC 606, as discussed in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Revenue Recognition,” there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” and the recent adoption of the new revenue recognition guidance found in ASC 606, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
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
In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of March 31, 2018, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of March 31, 2018, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
EFFECTS OF INFLATION

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The cases are at a preliminary stage and we intend to vigorously defend against them.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. In the second half of 2016, we significantly expanded our U.S. sales and marketing organization, with further additions in 2017. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $12.1 million and $7.7 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $123.5 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our Obalon balloon system, sell our Obalon balloon system in international markets, and build and maintain the sales and marketing infrastructure to support commercialization of our product in the United States.
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
We were incorporated in 2008, and to date our business activities have been focused on the development and regulatory approval of our Obalon balloon system and building the commercial infrastructure to sell our product in the United States. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon balloon system and its component parts and accessories. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. In January 2017, we began selling our Obalon balloon system in the United States, and we expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating and commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

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

•	our ability to develop, obtain regulatory approval for, and successfully launch our next generation products and the success of our next generation products in the marketplace;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating obese or overweight patients that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures;

•	performance of our international distributors; and

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

Our operations have consumed substantial amounts of cash since inception. We expect our costs and expenses to increase in the future, including the continued growth of our direct sales force, increased marketing programs, the expansion of our manufacturing facilities when required, and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur costs as a result of operating as a public company. We plan to seek additional debt or equity financing in the next three months in order to maintain our current operating plan. Adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to make significant spending reductions in our operating plan, which could delay or stop some of our commercialization and development efforts and would have a material adverse effect on our business, results of operations and financial condition. We believe that our existing cash and cash equivalents and expected revenues will be sufficient to meet our capital requirements and fund our operations through twelve months from the date of this filing; however our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	the costs and expenses of our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue and gross profit generated by sales of our Obalon balloon system and any other products that may be approved in the United States;

•	the degree of success we experience in retaining and expanding international sales of our Obalon balloon system;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon balloon system and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future generation products we develop and commercialize and their success and adoption in the marketplace ;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.
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
In January 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint alleging improper revenue recognition during the fourth fiscal quarter of 2017. Although an investigation by our audit committee utilizing outside counsel and a forensic accounting firm concluded that the allegations in the complaint were without merit, the negative publicity, distraction and monetary cost caused by the allegations and the subsequent investigation has had and may continue to have a negative impact on our organization, our revenues, our results of operations and our ability to secure additional financing.

Physicians and patients may be slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments may further slow physician and patient adoption. If any of these events were to occur, our business and prospects would be negatively affected.

Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only two other intragastric balloons available for sale in the United States, neither of which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon balloon system. We are currently employing a focused launch strategy in select U.S. geographies to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the U.S. and international markets. We expect to continue investing in the various activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon balloon system in September 2016, we have engaged in an active marketing campaign to raise awareness of our Obalon balloon system and its benefits among physicians and patients, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
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
In addition to educating physicians on the clinical benefits of our Obalon balloon system, we and our international distributor must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we, or our international distributor are unable to provide an adequate training program, product misuse may occur that could lead to SADEs that may need to be reported to the FDA. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products and it may take several procedures for a physician to be able to use our Obalon balloon system comfortably and safely. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon balloon system, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients may experience adverse events or not be able to enjoy the benefits of our system or achieve the weight loss outcomes they expect, leading to dissatisfaction and market rejection of our products. Physicians may not follow our suggested practices when treating patients with our products. Misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.

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
Patients may be unable to successfully swallow the capsule that contains the Obalon balloon, potentially creating an economic disincentive for physicians in adopting our technology. In our SMART trial, 7.6% of the combined treatment and control group patients failed to swallow a capsule with the microcatheter attached, despite success swallowing a placebo that did not have a catheter attached. We are experiencing similar rates in U.S. commercial usage. There have also been instances where balloon deployment was negatively impacted due to a leak in the microcatheter, caused by the patient biting the catheter during placement and requiring endoscopic removal. There may be other reasons for unsuccessful placements that we are not yet aware. If the balloon is not successfully placed for any reason, the patient may attempt to seek a refund or monetary damages for the treatment. Alternatively, physicians and institutions that have paid us for a balloon, but have not been paid by their patient because of a treatment failure, may seek a refund or monetary damages from us. Either scenario could cause a negative financial impact for us and could also create ill will with patients and physicians.
Patients may experience SADEs as the result of the misuse or malfunction of, or design flaws in, our products, that could expose us to expensive litigation, divert management’s attention and harm our reputation and business.
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
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. 2017 was our first year selling our products to physicians and institutions in the United States, which we anticipate to be our primary market focus going forward. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train a sales representative to be productive. Our business may be harmed if there is excessive turnover in our marketing team and sales force, or our efforts to expand and train our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales and marketing personnel. If we are unable to hire, develop and retain talented sales and marketing personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
In addition, factors that may inhibit our efforts to commercialize our Obalon balloon system and any other products that may receive FDA approval include:

•	the inability of our sales and marketing personnel to perform their duties and conduct business in a manner that is compliant with our internal policies and procedures and FDA law and regulations;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to recommend any current and future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization;

•	efforts by our competitors to commercialize products or procedures that address a similar patient population; and

•	the existence of negative publicity about us or our products.
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
All of our international revenue is derived from a single distributor and sales to this distributor accounts for a significant amount of our total revenue
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East and our sole international customer. Sales to Bader represented 63% of our total revenue for the three months ended March 31, 2018, 16.7% of our revenue for the year ended December 31, 2017. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.
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
The medical device industry generally and the market for weight loss devices specifically, are highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers and other factors. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., Orexigen Therapeutics, Inc., AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. In addition, we are aware of at least two manufacturers of FDA approved balloon devices for treating overweight people, including the ReShape Duo Balloon, manufactured by ReShape LifeScience and the ORBRERA Balloon, manufactured by Apollo EndoSurgery, Inc., both of which use a traditional saline-filled intragastric balloon. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable saline-filled intragastric balloon that has been approved for sale in Europe and the Middle East and is currently engaged in a U.S. clinical trial; and Spatz Medical has also developed a traditional saline-filled intragastric balloon that has been approved for sale in Latin America and Europe. We also compete against ReShape LifeSciences’ Maestro device, which is intended to create weight loss by vagal nerve stimulation. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.
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
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales and marketing personnel with experience selling and marketing directly to physicians and institutions and/or patients. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. We recently accepted the resignation of our Vice President of Sales and Vice President of Marketing. We have also experienced some turnover in our field sales force and marketing team, which could impact revenues. Replacing these individuals, and other executive officers and key employees that may depart, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices.
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
Since we began selling in the United States in January 2017, we have reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database. To-date, none of these adverse events have resulted in product liability claims against us.
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
As of March 31, 2018, we had $10.0 million in principal and interest outstanding under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). We are required to make interest-only monthly payments on the outstanding debt through June 2018, followed by 30 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
Our results of operations could be negatively impacted if we are unable to collect our accounts receivable or if we experience a large number of product returns.
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
We reserve for sales returns as a reduction to revenue based on our historical experience with return rates and also based on specific circumstances which lead us to believe a customer may return product. If we experience a large number of product returns or an unexpected increase to product return rates, it would have a negative impact on our revenue and results of operations.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting, However, while we remain an emerging growth company we will not be required to include the attestation report issued by our independent registered public accounting firm.

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
In September 2017, we submitted a PMA supplement for the Obalon Navigation System. The Obalon Navigation System has been designed to track the balloon capsule during administration and eliminate the requirement for x-ray imaging during balloon placement. In December 2017, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional clinical data regarding the Obalon Navigation System. We are currently working to provide a response to the FDA that sufficiently addresses the questions and requests contained in the major deficiency letter.  However, at this time, we cannot accurately predict how the FDA may treat this response, the timing of their response or decision, or if it will result in approval of this PMA Supplement.

In November 2017, we submitted a PMA supplement for the Obalon Touch Inflation System. The Obalon Touch Inflation System is our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon Touch Inflation System is a refinement of the EzPz Dispenser project based on the learning from actual usage. In January 2018, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional human factors testing regarding the Obalon Touch Inflation System and the FDA has subsequently requested a software design change. We have implemented the requested software design change, and we are currently working to provide a response to the FDA that sufficiently addresses the questions and requests contained in the major deficiency letter.  However, at this time, we cannot accurately predict how the FDA may treat this response, the timing of their subsequent response or decision, or if it will result in approval of this PMA Supplement.
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
As of March 31, 2018, we held 18 issued U.S. patents and had 26 pending U.S. patent applications, as well as 27 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 43 pending international patent applications regions including in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2033, and are directed to various features and combinations of features of the Obalon balloon system technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of March 31, 2018, we held two registered U.S. trademarks and 24 registered marks in Europe, the Middle East, Asia and Mexico. We have four pending U.S. trademark applications and 6 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
From time to time, third parties, including our competitors as well as other industry participants and/or non-practicing entities, may allege that the Obalon balloon system or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, during 2017, we settled intellectual property infringement claims made by two separate third parties. We believed the claims in both instances were meritless but settled the matters for a nominal cash payment and aggregate stock issuances of 175,000 shares, in exchange for which we received a general release of all claims. Additionally, we have received and may from time to time in the ordinary course of business continue to receive, letters from third parties advising us of third-party patents that may relate to our business. The letters do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe the patent rights of such third parties. If we decide not to seek a license or do not otherwise obtain a license to such third-party patents, there can be no assurance that we will not become subject to infringement claims or will not be forced to initiate legal proceedings in order to dispose of such actual or potential infringement claims or to seek to invalidate the claims of such third-party patents.
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
As of March 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are subject to securities class action litigation.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The cases are at a preliminary stage and we intend to vigorously defend against them.
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
There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018. Through March 31, 2018, approximately $47.9 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/2016
3.4	Restated Bylaws	S-1	333-213551	9/26/2016
10.1‡	Form of Executive Retention Agreement (Non-CEO) (April 2018)				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: May 10, 2018	by:	/s/ Andrew Rasdal
Andrew Rasdal
President and Chief Executive Officer

Date: May 10, 2018	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer