Form 10-Q
period 2018-06-30
OBALON THERAPEUTICS INC
filed 2018-08-02
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on July 25, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	17,815,704

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$24,212	$21,108
Short-term investments	997	23,292
Accounts receivable, net of allowance of $433 and $239, respectively	3,049	4,223
Inventory	1,842	1,418
Other current assets	857	1,714
Total current assets	30,957	51,755
Property and equipment, net	1,514	1,346
Total assets	$32,471	$53,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,445	$1,276
Accrued compensation	2,132	4,494
Deferred revenue	302	510
Other current liabilities	2,552	1,773
Current portion of long-term loan	3,965	1,958
Total current liabilities	10,396	10,011
Deferred rent	44	13
Long-term loan, excluding current portion	5,980	7,964
Total long-term liabilities	6,024	7,977
Total liabilities	16,420	17,988
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 and 300,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 17,858,704 and 17,500,604 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	18	18
Additional paid-in capital	149,285	146,474
Accumulated other comprehensive gain (loss)	1	(5)
Accumulated deficit	(133,253)	(111,374)
Total stockholders’ equity	16,051	35,113
Total liabilities and stockholders’ equity	$32,471	$53,101

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenue	$2,732	$1,963	$4,078	$3,435
Cost of revenue	1,732	990	2,501	1,813
Gross profit	1,000	973	1,577	1,622
Operating expenses:
Research and development	3,352	2,760	5,991	5,160
Selling, general and administrative	7,250	5,853	17,256	11,793
Total operating expenses	10,602	8,613	23,247	16,953
Loss from operations	(9,602)	(7,640)	(21,670)	(15,331)
Interest expense, net	(57)	(35)	(94)	(89)
Other expense	(94)	(55)	(115)	(55)
Net loss	(9,753)	(7,730)	(21,879)	(15,475)
Other comprehensive income (loss)	—	—	6	(18)
Net loss and comprehensive loss	$(9,753)	$(7,730)	$(21,873)	$(15,493)
Net loss per share, basic and diluted	$(0.57)	$(0.46)	$(1.29)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	17,039,876	16,637,335	17,013,529	16,599,891

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Operating activities:
Net loss	$(21,879)	$(15,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276	136
Stock-based compensation	2,603	1,079
Loss on disposal of fixed assets	107	—
(Accretion) amortization of investment (discount) premium, net	(7)	11
Amortization of debt discount	22	20
Change in operating assets and liabilities:
Accounts receivable, net	1,174	(1,757)
Accounts receivable from related party	—	515
Inventory	(424)	80
Other current assets	857	539
Accounts payable	275	58
Accrued compensation	(2,362)	(116)
Accrued clinical expenses	418	91
Deferred revenue	(208)	85
Other current and long term liabilities	424	326
Net cash used in operating activities	(18,724)	(14,408)
Investing activities:
Purchases of short-term investments	(995)	(64,928)
Maturities of short-term investments	23,301	12,500
Purchase of property and equipment	(657)	(559)
Net cash provided by (used in) investing activities	21,649	(52,987)
Financing activities:
Proceeds from stock issued under employee stock purchase plan	148	210
Proceeds from sale of common stock upon exercise of stock options	31	37
Net cash provided by financing activities	179	247
Net increase (decrease) in cash and cash equivalents	3,104	(67,148)
Cash and cash equivalents at beginning of period	21,108	72,975
Cash and cash equivalents at end of period	$24,212	$5,827
Supplemental cash flow information:
Interest paid	$307	$270
Property and equipment in accounts payable	$106	$96
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
As of June 30, 2018, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $2.7 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $4.1 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from equity and debt financings. On September 8, 2016, the Company received premarket approval from the FDA to market the Obalon balloon system for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40 who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. The Company began selling its Obalon balloon system in the United States in January 2017.
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of June 30, 2018, its accumulated deficit was $133.3 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO) and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts including clinical trials of products under development. The Company believes that its existing cash and cash equivalents, additional debt capacity (Note 11) and expected revenues will be sufficient to meet its capital requirements and fund its operations through for at least twelve months from the filing date of this Form 10-Q. The Company plans to seek additional debt or equity financing in order to maintain its current operating plan. Adequate funding may not be available on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms and in a timely manner could require the Company to make significant spending reductions in its operating plan, which could delay or stop commercialization and development efforts and would have a material adverse effect on its business, results of operations and financial condition.

2. Summary of Significant Accounting Policies

Except for the revenue recognition policy described below, there were no significant changes to the accounting policies during the six months ended June 30, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
Revenue Recognition
The Company recognizes revenue, in accordance with ASC 606, when control of its products is transferred to its customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company's revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2018 and its condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Single largest customer:*
Revenue	43.3%	—%	49.9%	—%
Second largest customer:
Revenue	12.4%	—%	12.4%	—%

	June 30, 2018	December 31, 2017
Single largest customer:*
Accounts receivable	43.0%	17.4%
Second largest customer:
Accounts receivable	4.7%	—%

*The Company's largest customer for the three and six months ended June 30, 2018 was its Middle East distributor. The Company recorded an immaterial amount of sales with this distributor for the three and six months ended June 30, 2017. There were no other international sales aside from sales to this distributor for the three and six months ended June 30, 2018 and 2017.
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
Potentially dilutive common stock equivalents are comprised of warrants, if material, unvested restricted stock awards (RSAs), and unexercised stock options outstanding under the Company’s equity plan.
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

•
Prior to December 31, 2017, the Company presented the reserve for expected sales returns as a decrease to its accounts receivable balance. Under ASC 606, the Company accounts for expected sales returns as a refund liability and presents the reserve for sales returns as a current liability in its consolidated financial statements with a corresponding asset if the returned item is expected to be re-sold. The adoption of ASC 606 resulted in an immaterial transition adjustment related to this reserve. This reclassification did not have an impact on the results of operations. The reserve for sales returns was $0.2 million at June 30, 2018.

Overall, the cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements for the three or six months ended June 30, 2018 due to the adoption of ASC 606.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This ASU is effective for the Company on January 1, 2019 with early adoption permitted, although no earlier than the adoption date of Topic 606. The Company elected to early adopt this ASU in the quarter ended June 30, 2018, which did not have a material impact on its financial statements.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$17,218	$17,218	$—	$—
U.S. Treasury bonds	6,994	6,994	—	—
Short-term investments:
U.S. Treasury bonds	997	997	—	—
Total assets	$25,209	$25,209	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$12,115	$12,115
U.S. Treasury bonds	8,993	8,993
Short-term investments:
U.S. Treasury bonds	23,292	23,292	—	—
Total assets	$44,400	$44,400	—	—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2018 and December 31, 2017.

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

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except for shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(9,753)	(7,730)	(21,879)	(15,475)
Weighted-average common shares outstanding, basic and diluted	17,039,876	16,637,335	17,013,529	16,599,891
Net loss per share, basic and diluted	$(0.57)	$(0.46)	$(1.29)	$(0.93)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options to purchase common stock	383,264	924,963	492,351	920,199
Total	383,264	924,963	492,351	920,199

5. Balance Sheet Details

Short term investments consist of the following as of June 30, 2018 and December 31, 2017:

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At June 30, 2018:
U.S. Treasury bonds	1 year or less	$997	$—	$—	$997

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2017:
U.S. Treasury bonds	1 year or less	$23,295	$—	$(3)	$23,292

Inventory consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,211	$1,046
Work in process	175	127
Finished goods	456	245
Total	$1,842	$1,418

Other current assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	734	1,514
Interest receivable	—	85
Other assets	123	115
Total	$857	$1,714

Property and equipment, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Computer hardware	$405	$397
Computer software	274	392
Leasehold improvements	405	238
Furniture and fixtures	165	160
Scientific equipment	1,632	1,354
Construction in progress, or CIP	306	220
	3,187	2,761
Less: accumulated depreciation	(1,673)	(1,415)
Total	$1,514	$1,346

Depreciation expense was $0.2 million and $0.1 million for each of the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.1 million for each of the six months ended June 30, 2018 and 2017, respectively.

During the second quarter of 2018, the Company incurred approximately $0.1 million of severance and related expenses, primarily due to the Company's effort to revise the field sales team structure to support customers more efficiently. Out of the $0.1 million expenses an immaterial amount was included in accrued compensation as of June 30, 2018.
Other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued legal and professional fees	$269	$289
Accrued customer incentives	742	558
Accrued clinical trial expenses	418	—
Accrued sales and other taxes	119	167
Accrued marketing expenses	26	60
Other accrued expenses	978	699
Total	$2,552	$1,773

During the second quarter of 2018, the Company accrued $0.4 million in clinical trial expenses related to the development of the Company's next generation products, including the Obalon Navigation System and Obalon Touch Inflation System.

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (Loan Agreement) with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016 and June 2017.

As of June 30, 2018, the Company had $10.0 million outstanding under the Loan Agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in December 2020. As the prime rate was 5.00% as of June 30, 2018, the interest rate on the debt was 6.50% as of June 30, 2018. The Loan Agreement had an interest-only period through June 21, 2018 followed by 30 equal monthly installments of principal and interest with the first principal payment due on July 21, 2018. The Loan Agreement may be prepaid in full at any time with no additional cost.

As discussed further in Note 11, in July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. The Loan Amendment provides for an interest-only period through July 9, 2019, for all outstanding borrowings, followed by a 36-month principal and interest period.
The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreements held with Pacific Western Bank are amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. In addition, the Company is required to deposit a portion or all of the net proceeds from its next equity offering when that occurs. While the bank has a security interest in those funds, the Company is able to use the funds in the ordinary course of its business.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

June 30, 2018
Face value	$10,000
Less: unamortized debt issuance costs	(55)
Total term loan	$9,945
Less: current portion of long-term loan	(3,965)
Total long-term loan, excluding current portion	$5,980

As of June 30, 2018, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2018	$2,000
December 31, 2019	4,000
December 31, 2020	4,000
December 31, 2021	—
Total future principal payments due under the Loan Agreement	$10,000

7. Stock-Based Compensation

Equity Incentive Plan
As of June 30, 2018, 622,094 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.

The Company recorded stock-based compensation in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$30	$26	40	53
Research and development	309	98	552	197
Selling, general and administrative	876	492	2,011	829
Total	$1,215	$616	$2,603	$1,079

Unrecognized compensation expense at June 30, 2018 was approximately $8.2 million, which is expected to be recognized over a weighted-average term of 2.1 years.
Incentive Stock Options

The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2018 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,979,285	$6.49
Options granted	1,534,075	4.96
Options exercised	(22,903)	1.35
Options canceled	(730,716)	6.53
Outstanding at June 30, 2018	3,759,741	$5.89	8.1	$617
Vested and expected to vest at June 30, 2018	3,461,374	$5.86	8.0	$608
Vested and exercisable at June 30, 2018	1,510,765	$5.73	6.7	$475

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2018:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2017	413,000	$9.98
Awards granted	425,942	4.10
Awards vested	—	—
Awards canceled	(136,000)	10.08
Outstanding at June 30, 2018	702,942	$6.40

8. Stockholder's Equity

In June 2018, the Company amended its certificate of incorporation to reduce the authorized number of shares of common stock from 300,000,000 to 100,000,000.

Outstanding Warrants
The following equity classified warrants were outstanding as of June 30, 2018:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
Total	24,224	$6.1918

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of June 30, 2018:

Stock options issued and outstanding	3,759,741
Authorized for future option and award grants	622,094
Authorized for future issuance under ESPP	476,259
Warrants outstanding	24,224
Total	4,882,318

9. Income Taxes
For the three and six months ended June 30, 2018 and 2017, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies

Leases
On June 1, 2018, the Company amended its office lease agreement for the purpose of extending the term of the current lease on its corporate headquarters and leasing an additional 2,700 square feet of space in an adjacent building.
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2022. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.
Future noncancelable minimum payment obligations under the operating lease were as follows as of June 30, 2018 (in thousands):

Year ended:
December 31, 2018	$233
December 31, 2019	474
December 31, 2020	487
December 31, 2021	501
December 31, 2022	126
Total future payments due under building lease	$1,821

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of June 30, 2018, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against the Company and certain of its executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff, and their counsel Robbins Gellar as lead counsel. The cases are at a preliminary stage and the Company intends to vigorously defend against them.
11. Subsequent Events
In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement with Pacific Western Bank which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019 (the "Term Loans"). The Term Loans bear interest at the greater of prime rate plus 1.50% per annum, or 5.00%. The Loan Amendment provides for an interest-only period through July 9, 2019, for all outstanding borrowings, followed by a 36-month principal and interest period.

In addition, the Company is required to deposit the amount loaned with Pacific Western Bank and a portion or all of the net proceeds from the next equity offering if and when that occurs. The Company is able to use the funds in the ordinary course of its business.

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

In September 2016, we received premarket approval, or PMA, from the FDA, and commenced U.S. commercialization in January 2017 through a direct sales force. The Obalon balloon system is FDA approved for temporary use to facilitate weight loss in obese adults with a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The Obalon balloon system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. The Obalon balloon system has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

We are selling the Obalon balloon system on a self-pay, non-reimbursed basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. We are also selling to retail medical groups that have experience with cash-pay surgical and non-surgical products and procedures. Based on our product design and commercial data, we believe the Obalon balloon system provides potentially attractive economics for patients and physicians. We expect to continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. We have recently revised the field sales team structure to support our customers more efficiently. Our updated field structure includes a business development manager, corporate account director, health systems development manager and product specialists.

We intend to drive patient awareness and interest in part through multiple efforts that may include digital, offline and social marketing, as well as public relations efforts targeted to obtain online and offline media coverage. We estimate that there were more than 30 million views of our digital advertisements and more than five million views of our digital videos in 2017, with more views of each occurring in both the third quarter and fourth quarter of 2017 than in the first half of 2017. We also estimate that there were more than 15 million views of our digital advertisements and more than 2.5 million views of our videos in the first quarter of 2018 alone. We estimate that there were over one million unique visits to our website in 2017, and over 400,000 searches on our website for physicians capable of placing our Obalon balloon system in 2017. During the first half of 2018, we estimate that there were over 1.3 million unique visits to our website and over 500,000 searches on our website for physicians capable of placing our Obalon balloon system. We also generated over 46,000 patient leads to our physician partners in the United States during 2017 and over 33,000 leads in the first half of 2018.

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
We generated total revenue of $2.7 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $4.1 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, our net loss was $9.8 million and $7.7 million, respectively, and for the six months ended June 30, 2018 and 2017, our net loss was $21.9 million and $15.5 million, respectively. We have not been profitable since inception, and as of June 30, 2018, our accumulated deficit was $133.3 million. From inception through June 30, 2018, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and, to a lesser extent, debt financing arrangements.
In January 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint alleging improper revenue recognition during the fourth quarter of 2017. Our audit committee led an investigation utilizing outside counsel and a forensic accounting firm, and concluded that the allegations in the complaint were without merit. However, the negative publicity, distraction and monetary cost caused by the allegations and the subsequent investigation has had and may continue to have a negative impact on our organization, our revenue, our results of operations and our ability to secure additional financing.
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
We calculate gross margin as gross profit divided by total revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, geographic mix, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases, U.S. sales mix increases as a percentage of total sales and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs per unit and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we adopt new manufacturing processes and technologies, continue to introduce new products, expand manufacturing capacity when required, discontinue obsolete products and enter international markets. As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon balloon system.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$2,732	$1,963	$4,078	$3,435
Cost of revenue	1,732	990	2,501	1,813
Gross profit	1,000	973	1,577	1,622
Operating expenses:
Research and development	3,352	2,760	5,991	5,160
Selling, general and administrative	7,250	5,853	17,256	11,793
Total operating expenses	10,602	8,613	23,247	16,953
Loss from operations	(9,602)	(7,640)	(21,670)	(15,331)
Interest expense, net	(57)	(35)	(94)	(89)
Other expense,	(94)	(55)	(115)	(55)
Net loss	(9,753)	(7,730)	(21,879)	(15,475)
Other comprehensive income (loss)	—	—	6	(18)
Net loss and comprehensive loss	$(9,753)	$(7,730)	$(21,873)	$(15,493)
Comparison of three months ended June 30, 2018 and 2017
Total revenue.    Total revenue increased $0.8 million to $2.7 million during the three months ended June 30, 2018, compared to $2.0 million during the three months ended June 30, 2017. The revenue increase was due primarily to an increase of $1.1 million in sales to our Middle East distributor, partially offset by a decrease of $0.4 million in U.S. sales. The increase year over year in total balloon units sold was attributable to the initiation of commercialization of the six-month balloon to our Middle East distributor which began in the third quarter of fiscal year 2017. This increase was partially offset by lower balloon units sold in the United States.
Cost of revenue and gross profit.    Cost of revenue increased $0.7 million during the three months ended June 30, 2018, compared with three months ended June 30, 2017. This was primarily attributable to an increase in payroll, other overhead costs associated with manufacturing, and an increase in materials costs associated with higher volume sold. Gross profit as a percentage of revenue decreased to 37% during the three months ended June 30, 2018 compared to 50% during the three months ended June 30, 2017. This was primarily attributable to geographic mix as sales to our Middle East distributor are sold at a lower average selling transfer price.
Research and development expenses.    R&D expenses increased $0.6 million to $3.4 million during the three months ended June 30, 2018, compared to $2.8 million during the three months ended June 30, 2017 primarily due to our clinical trial expenses for our next generation products, including the Obalon Navigation System and Obalon Touch Inflation System.
Selling, general and administrative expenses.    SG&A expenses increased $1.4 million to $7.3 million during the three months ended June 30, 2018, compared to $5.9 million during the three months ended June 30, 2017. The change from the prior period was primarily driven by a $0.4 million increase in stock-based compensation as well as a $0.4 million increase in employee related expenses. The remaining increase relates primarily to legal and accounting fees, spending on marketing and advertising programs, and travel.
Interest expense, net.    Interest expense, net was immaterial during the three months ended June 30, 2018 and 2017.

Comparison of six months ended June 30, 2018 and 2017
Total revenue.    Total revenue increased $0.6 million to $4.1 million during the six months ended June 30, 2018, compared to $3.4 million during the six months ended June 30, 2017. This increase was primarily due to a $2.0 million increase in sales to our Middle East distributor, partially offset by a $1.4 million decrease in U.S. revenues. The period over period increase resulted from an increase in balloon units sold that was primarily attributable to the initiation of commercialization of the six-month balloon to our Middle East distributor which began in the third quarter of fiscal year 2017. This increase was partially offset by lower balloon units sold in the United States.
Cost of revenue and gross profit.    Cost of revenue increased $0.7 million to $2.5 million during the six months ended June 30, 2018, compared to $1.8 million during the six months ended June 30, 2017. This increase was primarily attributable to an increase in payroll and an increase in materials costs associated with higher volume sold. Gross profit remained consistent at $1.6 million during the six months ended June 30, 2018 and six months ended June 30, 2017. Gross profit as a percentage of revenue decreased to 39% during the six months ended June 30, 2018, compared to 47% during the six months ended June 30, 2017. This was primarily attributable to geographic mix as sales to our Middle East distributor are sold at a lower average selling transfer price.
Research and development expenses.    R&D expenses increased $0.8 million to $6.0 million during the six months ended June 30, 2018, compared to $5.2 million during the six months ended June 30, 2017. This increase was due primarily to an increase in clinical trial expenses of $0.5 million for our next generation products, including the Obalon Navigation System and Obalon Touch Inflation System, as well as an increase to stock compensation expense of $0.5 million.
Selling, general and administrative expenses.    SG&A expenses increased $5.5 million to $17.3 million during the six months ended June 30, 2018, compared to $11.8 million during the six months ended June 30, 2017. This was attributable to a $1.2 million increase in legal, accounting fees and other charges incurred relating to the investigation by our audit committee utilizing outside counsel and a forensic accounting firm over whistleblower allegations made in early 2018, a $1.3 million increase in spending on marketing and advertising programs, and a $1.2 million increase in stock-based compensation. The remaining increase related primarily to payroll expenses of $1.1 million due to an increase in headcount and travel expenses.
Interest expense, net.    Interest expense, net remained consistent at approximately $0.1 million for the six months ended June 30, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2018, we had cash and cash equivalents of $24.2 million and an accumulated deficit of $133.3 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and, to a lesser extent, the incurrence of debt. As of June 30, 2018, we had $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank). In July 2018, we executed the fifth amendment to the loan and security debt agreement which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. The interest-only payment period for all outstanding borrowings was extended through July 9, 2019.

We expect to incur substantial expenditures in the next twelve months to continue developing the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. In particular, we expect our costs and expenses to increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a direct sales force, the expansion of our manufacturing capacity, and efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to continue to incur substantial costs as a result of operating as a public company. We plan to seek additional debt or equity financing in order to maintain our current operating plan. Adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to make significant spending reductions in our operating plan, which could delay or stop some of our commercialization and development efforts and would have a material adverse effect on our business, results of operations and financial condition. We believe that our existing cash and cash equivalents, additional debt capacity and expected revenues will be sufficient to meet our capital requirements and fund our operations through twelve months from the date of this filing; however our future capital requirements will depend on many factors, including:

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

As of June 30, 2018 we had $10.0 million outstanding under this loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.50% or 5.0%, and matures in December 2020. As the prime rate was 5.00% as of June 30, 2018, the interest rate on the debt was 6.50% as of June 30, 2018.
In July 2018, we executed the fifth amendment to the loan and security agreement which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. The amended loan and security agreement provides for an interest-only period through July 9, 2019, for all outstanding borrowings, followed by a 36-month principal and interest period with the first principal payment due on August 9, 2019. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement also requires that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. In addition, we are also required to deposit with the bank a portion or all of the net proceeds raised from the next equity offering.
While the bank has a security interest in those funds, we are able to use the funds in the ordinary course of business.

CASH FLOWS

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	(18,724)	(14,408)
Investing activities	21,649	(52,987)
Financing activities	179	247
Net increase (decrease) in cash and cash equivalents	3,104	(67,148)
Net cash used in operating activities
During the six months ended June 30, 2018, net cash used in operating activities was $18.7 million, consisting primarily of a net loss of $21.9 million, offset by a decrease in net operating assets of $0.2 million primarily related to a decrease in accounts receivable and prepaid other current assets, offset by the decrease in accrued compensation. These items were further offset by non-cash charges of $3.0 million, consisting primarily of stock-based compensation expense and depreciation expense.
During the six months ended June 30, 2017, net cash used in operating activities was $14.4 million, consisting primarily of a net loss of $15.5 million, offset by non-cash charges of $1.2 million, consisting of primarily stock-based compensation expense and depreciation expense.
Net cash provided by (used in) investing activities
During the six months ended June 30, 2018, net cash provided by investing activities was $21.6 million, consisting primarily of maturities of short-term investments, slightly offset by purchases of short-term investments and capital expenditures.
During the six months ended June 30, 2017, net cash used in investing activities was $53.0 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
Net cash provided by financing activities

During the six months ended June 30, 2018, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from purchases of common stock pursuant to the our Employee Stock Purchase Plan.
During the six months ended June 30, 2017, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds received from purchases of common stock pursuant to our Employee Stock Purchase Plan.

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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” and the recent adoption of the new revenue recognition guidance found in ASC 606, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
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

In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of June 30, 2018, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of June 30, 2018, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
EFFECTS OF INFLATION
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). The complaints allege that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The Cook complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff, and their counsel Robbins Gellar as lead counsel. The cases are at a preliminary stage and we intend to vigorously defend against them.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. In the second half of 2016, we significantly expanded our U.S. sales and marketing organization. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $9.8 million and $7.7 million during the three months ended June 30, 2018 and 2017, respectively, and $21.9 million and $15.5 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $133.3 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon balloon system, sell our Obalon balloon system in international markets, and commercialize our Obalon balloon system in the United States.
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

•
any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued three Health Care Provider warning letters specific to liquid-filled intragastric balloons citing potential risks, including death;

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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to invest in the future, including the expansion of our direct sales force, investment in marketing programs, the expansion of our manufacturing facilities and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon balloon system as well as our additional products under development. Additionally, we will continue to incur additional general and administrative costs as a result of supporting growth and operating as a public company. We plan to seek additional debt or equity financing in order to maintain our current operating plan. Adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to make significant spending reductions in our operating plan, which could delay or stop some of our commercialization and development efforts and would have a material adverse effect on our business, results of operations and financial condition.

We believe that our existing cash and cash equivalents, additional debt capacity, and expected revenues will be sufficient to meet our capital requirements and fund our operations through twelve months from the date of this filing; however our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	the costs and expenses of our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon balloon system;

•	the revenue and gross profit generated by sales of our Obalon balloon system and any other products that may be approved in the United States;

•	the degree of success we experience in retaining and expanding international sales of our Obalon balloon system;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon balloon system and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon balloon system is adopted by the physician community and patients;

•	the number and types of future generation products we develop and commercialize and their success and adoption in the marketplace;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations; and

•	the extent and scope of our general and administrative expenses.
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
In January 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint alleging improper revenue recognition during the fourth fiscal quarter of 2017. Our audit committee led an investigation utilizing outside counsel and a forensic accounting firm, and concluded that the allegations in the complaint were without merit. However, the negative publicity, distraction and monetary cost caused by the allegations and the subsequent investigation has had and may continue to have a negative impact on our organization, our revenues, our results of operations and our ability to secure additional financing.

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
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon Gas-Filled Balloon, these letters could create negative perceptions of the entire category and slow down the acceptance of the Obalon balloon system. Medical professional associations, such as ASMBS, have or may publish positions to their memberships which may be favorable or unfavorable toward the use of intragastric balloons, or the Obalon Balloon specifically. Additionally, if patients undergoing treatment with our Obalon balloon system perceive the weight loss inadequate or adverse events too numerous or severe as compared with the treatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.
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
Our ability to sell our Obalon balloon system depends heavily on the willingness of physicians to adopt our system and recommend it to their patients. Physicians may not adopt our Obalon balloon system unless they are able to determine, based on experience, long-term clinical data, recommendations from other physicians and published peer-reviewed journal articles, that it provides a safe and effective treatment alternative for obesity. Even if we are able to raise awareness among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our Obalon balloon system for recommendation to patients for a variety of reasons, including:

•	lack of access or reluctance to acquire access to ancillary equipment, such as, x-ray and endoscopy, which are necessary to place and remove the Obalon balloon system;

•	long-standing relationships with competitors and distributors that sell other products and their competitive response and negative selling efforts;

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
Patients may be unable to successfully swallow the capsule that contains the Obalon balloon, potentially creating an economic disincentive for physicians in adopting our technology. In our SMART pivotal trial, 7.6% of the combined treatment and control group patients failed to swallow a capsule with the microcatheter attached, despite success swallowing a placebo that did not have a catheter attached. We are experiencing similar rates in U.S. commercial usage. There have also been instances where balloon deployment was negatively impacted due to a leak in the microcatheter, caused by the patient biting the catheter during placement and requiring endoscopic removal. There may be other reasons for unsuccessful placements that we are not yet aware. If the balloon is not successfully placed for any reason, the patient may attempt to seek a refund or monetary damages for the treatment. Alternatively, physicians and institutions that have paid us for a balloon, but have not been paid by their patient because of a treatment failure, may seek a refund or monetary damages from us. Either scenario could cause a negative financial impact for us and could also create ill will with patients and physicians.

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
For instance, if the Obalon capsule does not reach a patient’s stomach and is inflated in another portion of the body, such as the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Perforation of the esophagus at removal is also possible. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. Perforation of the stomach is also possible and can lead to surgical removal of the device and associated complications including death. Perforation of the stomach requiring surgical repair has also been reported with use of our product. One or more balloons may get lodged in the pyloric channel which could lead to severe dehydration and be life threatening and/or require surgical procedures to remove. Aspiration during removal is also a risk with intragastric balloons which could lead to pneumonia or other serious injury. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians and/or patients have in the past failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.
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
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. 2017 was our first year selling our products to physicians and institutions in the United States, which we anticipate to be our primary market focus going forward. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train a sales representative to be productive. Our business may be harmed if there is excessive turnover in our marketing team and sales force, or our efforts to train and retain our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales and marketing personnel. If we are unable to hire, develop and retain talented sales and marketing personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
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
Our ability to increase our customer base and achieve broader market acceptance of our Obalon balloon system will depend to a significant extent on our ability to efficiently expand our marketing programs which create physician and patient demand for our product. We are dedicating significant financial and other resources to our marketing programs. Our business will be harmed if our marketing efforts and expenditures do not generate a sufficient increase in revenue to offset their cost.
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
All of our international revenue is derived from a single distributor and sales to this distributor accounts for a significant amount of our total revenue.
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East and our sole international customer. Sales to Bader represented 49.9% and 16.7% of our total revenue for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health.
We do not currently intend to devote significant additional resources in the near-term to market our Obalon balloon system internationally, which will limit our potential revenue from our product.
Marketing our Obalon balloon system outside of the United States would require substantial additional sales and marketing, regulatory and personnel expenses. As part of our longer term product development and regulatory strategy, we plan to expand into other select international markets, but we do not currently intend to devote significant additional resources to market our Obalon balloon system internationally. Our decision to market our product primarily in the United States in the near-term will limit our ability to reach all of our potential markets and will limit our potential sources of revenue. In addition, our competitors will have an opportunity to further penetrate and achieve market share outside of the United States until such time, if ever, that we devote significant additional resources to market our product internationally.
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

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., Orexigen Therapeutics, Inc., AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. In addition, we are aware of at least two manufacturers of FDA approved balloon devices for treating overweight people, including the ReShape Duo Balloon, manufactured by ReShape LifeScience and the ORBERA Balloon, manufactured by Apollo EndoSurgery, Inc., both of which use a liquid-filled intragastric balloon. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and is currently engaged in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences’ Maestro device, which is intended to create weight loss by vagal nerve stimulation and Aspire Bariatrics' ApireAssist device. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.
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
To execute our business and growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales and marketing personnel with experience selling and marketing directly to physicians and institutions and/or patients. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. In the first half of 2018, we accepted the resignation of our Vice President of Sales and Vice President of Marketing. We have also experienced turnover in our field sales force and marketing team, which could impact revenues. Replacing these individuals, and other executive officers and key employees that may depart, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices.
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
Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, marketing and selling of medical devices, including those which may arise from the misuse or malfunction of, or design flaws in our products. Claims may be made by patients, healthcare providers or others selling our products. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient.
We also may be subject to claims against us due to actions of others. We rely on physicians in connection with the placement of our Obalon balloon into patients. If these physicians are not properly trained, are negligent, or willfully decide not to follow the physicians' direction for use, the capabilities of our products may be diminished or the patient may suffer critical injury. We may face negative consequences from misconduct of physicians despite our best effort to remediate situations arising from negligence of the physicians and may also face negative consequences from nonconformity of patient to therapy. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and raw materials. This risk exists even if a device or product is cleared or approved for commercial sale by the FDA or other foreign regulators and manufactured in facilities registered with and regulated by the FDA or an applicable foreign regulatory authority.
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

Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon Balloon, these adverse events could result in the FDA taking action against the entire gastric balloon category, which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.

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
As of June 30, 2018, we had $10.0 million in principal and interest outstanding under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). The loan and security agreement was amended in July 2018 which increased the borrowing capacity to $20.0 million from $10.0 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. Under the amendment, we are required to make interest-only monthly payments on the outstanding debt through July 2019, followed by 36 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. The Loan Agreement also states that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the credit agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the credit agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
In September 2017, we submitted a PMA supplement for the Obalon Navigation System. The Obalon Navigation System has been designed to track the balloon capsule during administration and eliminate the requirement for x-ray imaging during balloon placement. In December 2017, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional clinical data regarding the Obalon Navigation System. We have submitted additional data, including human clinical data from a large multi-center clinical study which also supports a modification to the Navigation System to be solely compatible to the Touch Dispenser. As a result of this change, we recently filed a new PMA Supplement submission for the FDA to evaluate the Navigation System in conjunction with the use of the Touch System. However, at this time, we cannot accurately predict how the FDA may treat this PMA Supplement, the timing of their response or decision, or if it will result in approval.
In November 2017, we submitted a PMA supplement for the Obalon Touch Inflation System. The Obalon Touch Inflation System is our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon Touch Inflation System is a refinement of the EzPz Dispenser project based on the learning from actual usage. In January 2018, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional human factors testing regarding the Obalon Touch Inflation System and the FDA has subsequently requested a software design change. We have implemented the requested software design change and conducted the additional human factors testing to address the FDA's questions. This information has since been provided to FDA to continue with their review. However, at this time, we cannot accurately predict how the FDA may treat this response, the timing of their subsequent response or decision, or if it will result in approval of this PMA Supplement.
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
Modifications to products that are approved through a PMA application generally need FDA approval of a PMA supplement. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The FDA’s 510(k) clearance process usually takes from three to twelve months, but may last longer. The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals would have a material adverse effect on our business, financial condition and prospects.
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
As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at up to 15 sites in the United States to evaluate the safety and efficacy of our Obalon balloon system in 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon balloon system followed by six months of observation after balloon removal. We began patient enrollment in the post-approval study in the second quarter of 2018. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies, obtaining results different than our pivotal trial results or failure to comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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
We rely on our international distributors for timely reporting of any adverse events or product malfunctions which may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Notification by our international distributor on a timely basis or at all of such events could result in product liability or regulatory enforcement actions, both of which could harm our business.

In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at up to 15 sites in the United States to evaluate the safety and efficacy of our Obalon balloon system in 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon balloon system followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data, when the post-approval study become available. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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

Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. The advisory letters were specific to liquid-filled intragastric balloons and not the Obalon Balloon. However, these adverse events associated with liquid-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
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
As of June 30, 2018, we held 18 issued U.S. patents and had 26 pending U.S. patent applications, as well as 27 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 45 pending international patent applications regions including in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2036, and are directed to various features and combinations of features of the Obalon balloon system technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of June 30, 2018, we held two registered U.S. trademarks and 29 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and 16 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.

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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The public trading price for our common stock is affected by a number of factors, including:

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;

•	quarterly variations in our or our competitors’ results of operations;

•	the results of our clinical trials;

•	unanticipated or serious safety concerns related to the use of any of our products or competitive liquid-filled intragastric balloon products;

•	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;

•	regulatory or legal developments in the United States and other countries;

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our business;

•	changes in the structure of healthcare payment systems;

•	our commencement of, or involvement in, litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	negative publicity, such as whistleblower complaints, about us or our products;

•	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation;

•	ability to meet NASDAQ minimum listing requirements; and

•	developments in our industry.
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
As of June 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff, and their counsel Robbins Gellar as lead counsel. The cases are at a preliminary stage and we intend to vigorously defend against them.

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
There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018. Through June 30, 2018, approximately $56.1 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/2016
3.4	Restated Bylaws	S-1	333-213551	9/26/2016
10.1	Fifth Amendment to Loan and Security Agreement				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

OBALON THERAPEUTICS, INC.

Date: August 2, 2018	by:	/s/ Andrew Rasdal
Andrew Rasdal
President and Chief Executive Officer

Date: August 2, 2018	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer