Form 10-Q
period 2018-09-30
OBALON THERAPEUTICS INC
filed 2018-11-02
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on October 26, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.001 par value	23,280,439

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,552	$21,108
Short-term investments	8,116	23,292
Accounts receivable, net of allowance of $538 and $239, respectively	2,775	4,223
Inventory	1,955	1,418
Other current assets	909	1,714
Total current assets	35,307	51,755
Property and equipment, net	1,572	1,346
Total assets	$36,879	$53,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,458	$1,276
Accrued compensation	2,671	4,494
Deferred revenue	301	510
Other current liabilities	2,328	1,773
Current portion of long-term loan	523	1,958
Total current liabilities	7,281	10,011
Deferred rent	46	13
Long-term loan, excluding current portion	9,399	7,964
Total long-term liabilities	9,445	7,977
Total liabilities	16,726	17,988
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 and 300,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 23,280,310 and 17,500,604 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	23	18
Additional paid-in capital	160,130	146,474
Accumulated other comprehensive loss	(2)	(5)
Accumulated deficit	(139,998)	(111,374)
Total stockholders’ equity	20,153	35,113
Total liabilities and stockholders’ equity	$36,879	$53,101

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenue	$2,987	$2,787	$7,065	$6,222
Cost of revenue	1,418	1,314	3,919	3,127
Gross profit	1,569	1,473	3,146	3,095
Operating expenses:
Research and development	2,368	2,798	8,359	7,958
Selling, general and administrative	5,836	7,813	23,092	19,606
Total operating expenses	8,204	10,611	31,451	27,564
Loss from operations	(6,635)	(9,138)	(28,305)	(24,469)
Interest expense, net	(70)	(21)	(164)	(110)
Other expense	(40)	(11)	(155)	(66)
Net loss	(6,745)	(9,170)	(28,624)	(24,645)
Other comprehensive (loss) income	(3)	15	3	(3)
Total comprehensive loss	$(6,748)	$(9,155)	$(28,621)	$(24,648)
Net loss per share, basic and diluted	$(0.35)	$(0.55)	$(1.60)	$(1.48)
Weighted-average common shares outstanding, basic and diluted	19,457,971	16,747,791	17,837,297	16,649,447

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Operating activities:
Net loss	$(28,624)	$(24,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428	221
Stock-based compensation	3,610	2,102
Fair value of stock issued for legal settlement	—	1,398
Loss on disposal of fixed assets	107	—
(Accretion) amortization of investment (discount) premium, net	(20)	24
Amortization of debt discount	29	31
Change in operating assets and liabilities:
Accounts receivable, net	1,448	(2,515)
Accounts receivable from related party	—	515
Inventory	(537)	(84)
Other current assets	805	240
Accounts payable	135	534
Accrued compensation	(1,823)	174
Deferred revenue	(209)	72
Other current and long term liabilities	634	506
Net cash used in operating activities	(24,017)	(21,427)
Investing activities:
Purchases of short-term investments	(9,103)	(80,317)
Maturities of short-term investments	24,302	41,500
Purchase of property and equipment	(867)	(904)
Net cash provided by (used in) investing activities	14,332	(39,721)
Financing activities:
Fees paid in connection with loan amendment	(30)	—
Proceeds from issuance of common stock, net of issuance costs	9,973	—
Proceeds from stock issued under employee stock purchase plan	148	210
Proceeds from sale of common stock upon exercise of stock options	38	46
Net cash provided by financing activities	10,129	256
Net increase (decrease) in cash and cash equivalents	444	(60,892)
Cash and cash equivalents at beginning of period	21,108	72,975
Cash and cash equivalents at end of period	$21,552	$12,083
Supplemental cash flow information:
Interest paid	$473	$416
Unpaid issuance costs	$160	$—
Property and equipment in accounts payable	$106	$126
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
Obalon Therapeutics, Inc., or the Company, was incorporated in the state of Delaware on January 2, 2008. The Company is a vertically-integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Using its patented technology, the Company has developed the Obalon® balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients.
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
In August 2018, the Company sold 5,494,506 shares of its common stock pursuant to a securities purchase agreement (the "Purchase Agreement") for aggregate gross proceeds of $10.0 million in connection with a private placement financing transaction (the "Private Placement").
As of September 30, 2018, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $3.0 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from equity and debt financings.
Liquidity
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of September 30, 2018, its accumulated deficit was $140.0 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO), and a subsequent private placement, and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts including clinical trials of products under development. The Company believes that its existing cash and cash equivalents, short-term investments, additional debt capacity (Note 6) and expected revenues will be sufficient to meet its capital requirements and fund its operations through for at least twelve months from the filing date of this Form 10-Q. The Company plans to seek additional debt or equity financing in order to maintain its current operating plan. Adequate funding may not be available on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms and in a timely manner could require the Company to make significant spending reductions in its operating plan, which could delay or stop commercialization and development efforts and would have a material adverse effect on its business, results of operations and financial condition.

2. Summary of Significant Accounting Policies

Except for the revenue recognition policy described below, there were no significant changes to the accounting policies during the nine months ended September 30, 2018, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
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
Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2018 and its condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Single largest customer:*
Revenue	39.4%	28.3%	45.4%	13.3%
Second largest customer:
Revenue	27.4%	5.0%	18.2%	2.2%

	September 30, 2018	December 31, 2017
Single largest customer:*
Accounts receivable	34.0%	17.4%
Second largest customer:
Accounts receivable	24.8%	—%

*The Company's largest customer for the three and nine months ended September 30, 2018 was its Middle East distributor. The Company recorded $0.8 million of sales with this distributor for the three and nine months ended September 30, 2017. There were no other international sales aside from sales to this distributor for the three and nine months ended September 30, 2018 and 2017.
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

•
Prior to December 31, 2017, the Company presented the reserve for expected sales returns as a decrease to its accounts receivable balance. Under ASC 606, the Company accounts for expected sales returns as a refund liability and presents the reserve for sales returns as a current liability in its consolidated financial statements with a corresponding asset if the returned item is expected to be re-sold. The adoption of ASC 606 resulted in an immaterial transition adjustment related to this reserve. This reclassification did not have an impact on the results of operations. The reserve for sales returns was $0.2 million at September 30, 2018.

Overall, the cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. There was no material difference to the consolidated financial statements for the three or nine months ended September 30, 2018 due to the adoption of ASC 606.

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
Recently Issued Accounting Pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. This ASU provides companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements. The Company is currently evaluating the potential impact of adoption of the new lease standard and the additional transition method under ASU 2018-11 on its consolidated financial statements. The Company currently believes the most significant change will be related to the recognition of a new right-of-use asset and lease liability on the Company's consolidated balance sheet for its real estate operating lease.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$21,552	$21,552	$—	$—
Short-term investments:
U.S. Treasury bonds	8,116	8,116	—	—
Total assets	$29,668	$29,668	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$12,115	$12,115
U.S. Treasury bonds	8,993	8,993
Short-term investments:
U.S. Treasury bonds	23,292	23,292	—	—
Total assets	$44,400	$44,400	—	—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2018 and December 31, 2017.

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

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except for shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,745)	(9,170)	(28,624)	(24,645)
Weighted-average common shares outstanding, basic and diluted	19,457,971	16,747,791	17,837,297	16,649,447
Net loss per share, basic and diluted	$(0.35)	$(0.55)	$(1.60)	$(1.48)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options to purchase common stock	259,683	873,282	424,725	904,755
Total	259,683	873,282	424,725	904,755

5. Balance Sheet Details

Short term investments consist of the following as of September 30, 2018 and December 31, 2017:

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At September 30, 2018:
U.S. Treasury bonds	1 year or less	$8,118	$—	$(2)	$8,116

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2017:
U.S. Treasury bonds	1 year or less	$23,295	$—	$(3)	$23,292

Inventory consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,269	$1,046
Work in process	190	127
Finished goods	496	245
Total	$1,955	$1,418

Other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	783	1,514
Interest receivable	5	85
Other assets	121	115
Total	$909	$1,714

Property and equipment, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer hardware	$405	$397
Computer software	274	392
Leasehold improvements	405	238
Furniture and fixtures	171	160
Scientific equipment	1,792	1,354
Construction in progress, or CIP	351	220
	3,398	2,761
Less: accumulated depreciation	(1,826)	(1,415)
Total	$1,572	$1,346

Depreciation expense was $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.4 million and $0.2 million for each of the nine months ended September 30, 2018 and 2017, respectively.
Other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued legal and professional fees	$346	$289
Accrued customer incentives	903	558
Accrued clinical trial expenses	65	—
Accrued sales and other taxes	133	167
Accrued marketing expenses	6	60
Other accrued expenses	875	699
Total	$2,328	$1,773

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.

In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. As of September 30, 2018, the Company had $10.0 million in outstanding borrowings under the Loan Agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in July 2022. As the prime rate was 5.25% as of September 30, 2018, the interest rate on the debt was 6.75% as of September 30, 2018. The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. The Loan Agreement may be prepaid in full at any time with no additional cost.
The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreements held with Pacific Western Bank are amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. In addition, the Company is required to deposit into such accounts a portion or all of the net proceeds from its next equity offering, which the Company satisfied in connection with the completion of the private placement in August 2018. Even if the cash in the Company's accounts maintained with the bank falls below the total amount of outstanding debt under the Loan Agreement, the Company is not restricted from using the funds in the ordinary course of business.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

September 30, 2018
Face value	$10,000
Less: unamortized debt issuance costs	(78)
Total term loan	$9,922
Less: current portion of long-term loan	(523)
Total long-term loan, excluding current portion	$9,399

As of September 30, 2018, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2018	$—
December 31, 2019	1,389
December 31, 2020	3,333
December 31, 2021	3,333
December 31, 2022	1,945
Total future principal payments due under the Loan Agreement	$10,000

7. Stock-Based Compensation

Equity Incentive Plan
As of September 30, 2018, 892,827 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.

The Company recorded stock-based compensation in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$28	$30	68	83
Research and development	307	118	859	315
Selling, general and administrative	672	875	2,683	1,704
Total	$1,007	$1,023	$3,610	$2,102

Unrecognized compensation expense at September 30, 2018 was approximately $6.6 million, which is expected to be recognized over a weighted-average term of 2.0 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2018 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,979,285	$6.49
Options granted	1,565,864	4.92
Options exercised	(26,003)	1.46
Options canceled	(957,238)	6.32
Outstanding at September 30, 2018	3,561,908	$5.88	7.8	$1,194
Vested and expected to vest at September 30, 2018	3,327,958	$5.85	7.8	$1,168
Vested and exercisable at September 30, 2018	1,662,409	$5.93	6.6	$845

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2018:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2017	413,000	$9.98
Awards granted	425,942	4.10
Awards vested	—	—
Awards canceled	(212,000)	10.00
Outstanding at September 30, 2018	626,942	$5.99

8. Stockholder's Equity

In August 2018, the Company sold 5,494,506 shares of its common stock pursuant to the Purchase Agreement for aggregate gross proceeds of $10.0 million in connection with the private placement. Investors in the private placement included certain unaffiliated investors, members of the Company's management team and the board of directors and certain of their affiliated funds, including Domain Associates and InterWest Partners.

The Company incurred $0.2 million, including an immaterial amount paid as of September 30, 2018, of legal, accounting, registration and other professional fees related to the private placement. These amounts were charged against additional paid-in capital upon completion of the private placement.

In June 2018, the Company amended its certificate of incorporation to reduce the authorized number of shares of common stock from 300,000,000 to 100,000,000.

Outstanding Warrants
The following equity classified warrants were outstanding as of September 30, 2018:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019
Total	24,224	$6.1918

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of September 30, 2018:

Stock options issued and outstanding	3,561,908
Authorized for future option and ongoing vesting of award grants	892,827
Authorized for future issuance under ESPP	476,259
Warrants outstanding	24,224
Total	4,955,218

9. Income Taxes
For the three and nine months ended September 30, 2018 and 2017, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

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
Future noncancelable minimum payment obligations under the operating lease were as follows as of September 30, 2018 (in thousands):

Year ended:
December 31, 2018	$117
December 31, 2019	474
December 31, 2020	487
December 31, 2021	501
December 31, 2022	126
Total future payments due under building lease	$1,705

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of September 30, 2018, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against the Company and certain of its executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The case is at a preliminary stage and the Company intends to vigorously defend against it.

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
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat obese and overweight people. Our initial product offering is the Obalon® balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients. We believe the Obalon balloon system offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients and physicians.

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

In November 2017, we submitted a PMA supplement to the FDA for our Obalon Touch™ Inflation System, also known as Obalon Touch. The Obalon Touch is our next generation inflation system that is designed to be automated, easier to operate and to provide more reliable and consistent Obalon balloon placement. In September 2018, we received approval of a PMA supplement from the FDA for our Obalon Touch Inflation System. At this time, we intend to commercialize the Obalon Touch only in combination with the Obalon Navigation System, if approved.

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

We intend to drive patient awareness and interest in part through multiple efforts that may include digital, offline and social marketing, as well as public relations efforts targeted to obtain online and offline media coverage. We estimate that there were more than 30 million views of our digital advertisements and more than five million views of our digital videos in 2017, with more views of each occurring in both the third quarter and fourth quarter of 2017 than in the first half of 2017. We also estimate that there were more than 15 million views of our digital advertisements and more than 2.5 million views of our videos in the first quarter of 2018 alone. We estimate that there were over one million unique visits to our website in 2017, and over 400,000 searches on our website for physicians capable of placing our Obalon balloon system in 2017. During the nine months ended September 30, 2018, we estimate that there were over 1.4 million unique visits to our website and over 500,000 searches on our website for physicians capable of placing our Obalon balloon system. We also generated over 46,000 patient leads to our physician partners in the United States during 2017 and over 44,000 leads for the nine months ended September 30, 2018.

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
We generated total revenue of $3.0 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, our net loss was $6.7 million and $9.2 million, respectively, and for the nine months ended September 30, 2018 and 2017, our net loss was $28.6 million and $24.6 million, respectively. We have not been profitable since inception, and as of September 30, 2018, our accumulated deficit was $140.0 million. From inception through September 30, 2018, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and a subsequent private placement, and, to a lesser extent, debt financing arrangements.
In January 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint alleging improper revenue recognition during the fourth quarter of 2017. Our audit committee led an investigation utilizing outside counsel and a forensic accounting firm, and concluded that the allegations in the complaint were without merit. However, the negative publicity, distraction and monetary cost caused by the allegations and the subsequent investigation has had and may continue to have a negative impact on our organization, our revenue, our results of operations and our ability to secure additional financing. In August 2018, we sold 5,494,506 shares of common stock in a private placement pursuant to a securities purchase agreement for aggregate gross proceeds of $10.0 million.
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

Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. SG&A expenses are expected to increase in absolute dollars and may vary as a percentage of total revenue for the foreseeable future as we continue to expand our sales and marketing infrastructure to drive and support anticipated growth in revenue.
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$2,987	$2,787	$7,065	$6,222
Cost of revenue	1,418	1,314	3,919	3,127
Gross profit	1,569	1,473	3,146	3,095
Operating expenses:
Research and development	2,368	2,798	8,359	7,958
Selling, general and administrative	5,836	7,813	23,092	19,606
Total operating expenses	8,204	10,611	31,451	27,564
Loss from operations	(6,635)	(9,138)	(28,305)	(24,469)
Interest expense, net	(70)	(21)	(164)	(110)
Other expense,	(40)	(11)	(155)	(66)
Net loss	(6,745)	(9,170)	(28,624)	(24,645)
Other comprehensive (loss) income	(3)	15	3	(3)
Net loss and comprehensive loss	$(6,748)	$(9,155)	$(28,621)	$(24,648)
Comparison of three months ended September 30, 2018 and 2017
Total revenue.    Total revenue increased $0.2 million to $3.0 million during the three months ended September 30, 2018, compared to $2.8 million during the three months ended September 30, 2017. The revenue increase was due primarily to an increase of $0.4 million in sales to our Middle East distributor, partially offset by a decrease of $0.2 million in U.S. sales. Overall unit sales increased year over year due to larger shipments to our Middle East distributor, which is sold at a lower average transfer price and which lowered the worldwide average selling price. U.S. sales decreased despite an increase in sales to a single customer of approximately $0.7 million. Going forward, we believe sales to this customer, which was our second largest customer for the quarter, could decrease as the customer has indicated an intention to reduce or discontinue future purchases of our products.
Cost of revenue and gross profit.    Cost of revenue increased $0.1 million during the three months ended September 30, 2018, compared with three months ended September 30, 2017. This was primarily attributable to an increase in overhead costs associated with manufacturing and an increase in costs of materials associated with higher volume sold. Gross profit as a percentage of revenue remained consistent at 53% during the three months ended September 30, 2018 and 2017.
Research and development expenses.    R&D expenses decreased $0.4 million to $2.4 million during the three months ended September 30, 2018, compared to $2.8 million during the three months ended September 30, 2017. This decrease was due primarily to decreases in supplies and outside processing expense of $0.5 million, as the third quarter of 2017 had higher costs associated with the development for the Obalon Navigation System and the Obalon Touch Inflation System.
Selling, general and administrative expenses.    SG&A expenses decreased $2.0 million to $5.8 million during the three months ended September 30, 2018, compared to $7.8 million during the three months ended September 30, 2017. The change from the prior period was primarily driven by a $1.4 million non-cash expense related to the fair value of shares of our common stock issued in a settlement of a previously outstanding patent litigation case with Polyzen during the third quarter of 2017. The remaining decrease relates primarily to lower spending on marketing and advertising programs, sales commissions, and stock compensation expense.
Interest expense, net.    Interest expense, net was immaterial during the three months ended September 30, 2018 and 2017.
Comparison of nine months ended September 30, 2018 and 2017
Total revenue.    Total revenue increased $0.9 million to $7.1 million during the nine months ended September 30, 2018, compared to $6.2 million during the nine months ended September 30, 2017. This increase was primarily due to a $2.4 million increase in sales to our Middle East distributor, partially offset by a $1.5 million decrease in U.S. revenues. The period over period increase resulted from an increase in balloon units sold that was primarily attributable to the initiation of commercialization of the six-month balloon to our Middle East distributor which began in the third quarter of 2017. This increase was partially offset by lower balloon units sold in the United States, coupled with a lower average selling price. U.S. sales decreased despite an increase in sales to a single customer of approximately $1.1 million. Going forward, we believe sales to this customer, which was our second largest customer for the nine month period, could decrease as the customer has indicated an intention to reduce or discontinue future purchases of our products.
Cost of revenue and gross profit.    Cost of revenue increased $0.8 million to $3.9 million during the nine months ended September 30, 2018, compared to $3.1 million during the nine months ended September 30, 2017. This increase was primarily attributable to an increase in overhead costs associated with manufacturing, payroll related expenses, and an increase in materials costs associated with higher volume sold. Gross profit remained consistent at $3.1 million during the nine months ended September 30, 2018 and nine months ended September 30, 2017. Gross profit as a percentage of revenue decreased to 45% during the nine months ended September 30, 2018, compared to 50% during the nine months ended September 30, 2017. This was primarily attributable to geographic mix as sales to our Middle East distributor are sold at a lower average selling transfer price.
Research and development expenses.    R&D expenses increased $0.4 million to $8.4 million during the nine months ended September 30, 2018, compared to $8.0 million during the nine months ended September 30, 2017. This increase was due primarily to increases in stock compensation expense of $0.5 million and clinical trial expense of $0.3 million for our next generation products, including the Obalon Navigation System and Obalon Touch Inflation System. The increase was partially offset by decreases in supplies and outside processing expense.
Selling, general and administrative expenses.    SG&A expenses increased $3.5 million to $23.1 million during the nine months ended September 30, 2018, compared to $19.6 million during the nine months ended September 30, 2017. This was attributable to a $1.3 million increase in legal, accounting fees and other charges incurred relating to the investigation by our audit committee utilizing outside counsel and a forensic accounting firm over whistleblower allegations made in early 2018, a $1.0 million increase in spending on marketing and advertising programs, and a $1.0 million increase in stock-based compensation. The remaining increase related primarily to payroll expenses of $1.7 million due to an increase in headcount, sales and marketing consultants and travel related expenses. This increase was partially offset by the impact of a $1.4 million non-cash expense related to the fair value of shares of our common stock issued in a settlement of a previously outstanding patent litigation case with Polyzen during the third quarter of 2017 for which there was no similar expense in the third quarter of 2018.
Interest expense, net.    Interest expense, net increased $0.1 million to $0.2 million during the nine months ended September 30, 2018, compared to $0.1 million during the nine months ended September 30, 2017. The increase was attributable to the increase in the prime rate during the nine months ended September 30, 2018 compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2018, we had cash, cash equivalents and short-term investments of $29.7 million and an accumulated deficit of $140.0 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and a subsequent private placement, and, to a lesser extent, the incurrence of debt. As of September 30, 2018, we had $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank), with the ability to borrow an additional $10.0 million available until July 9, 2019.

In August 2018, we closed a private placement and received aggregate gross proceeds of $10.0 million from the sale of 5,494,506 shares of common stock.

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
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, we executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. As of September 30, 2018, we had $10.0 million in outstanding borrowings under the loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in July 2022. As the prime rate was 5.25% as of September 30, 2018, the interest rate on the debt was 6.75% as of September 30, 2018. The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. We are also required to deposit into such accounts a portion or all of the net proceeds from our next equity offering, which we satisfied in connection with the completion of the private placement in August 2018. Even if the cash in our accounts maintained with the bank falls below the total amount of outstanding debt under the Loan Agreement, we are not restricted from using the funds in the ordinary course of business.

CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	(24,017)	(21,427)
Investing activities	14,332	(39,721)
Financing activities	10,129	256
Net increase (decrease) in cash and cash equivalents	444	(60,892)
Net cash used in operating activities
During the nine months ended September 30, 2018, net cash used in operating activities was $24.0 million, consisting primarily of a net loss of $28.6 million, offset by a decrease in net operating assets of $0.5 million primarily related to a decrease in accounts receivable and prepaid other current assets, offset by the decrease in accrued compensation. These items were further offset by non-cash charges of $4.2 million, consisting primarily of stock-based compensation expense and depreciation expense.
During the nine months ended September 30, 2017, net cash used in operating activities was $21.4 million, consisting primarily of a net loss of $24.6 million, and an increase in net operating assets of $0.5 million related to an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities. This increase in net operating assets was further offset by non-cash charges of $3.8 million, consisting of primarily stock-based compensation expense, non-cash expense related to the settlement of the Polyzen case, and depreciation expense.
Net cash provided by (used in) investing activities
During the nine months ended September 30, 2018, net cash provided by investing activities was $14.3 million, consisting primarily of maturities of short-term investments, slightly offset by purchases of short-term investments and capital expenditures.
During the nine months ended September 30, 2017, net cash used in investing activities was $39.7 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
Net cash provided by financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $10.1 million, consisting primarily of proceeds from issuance of common stock, net of issuance costs of $10.0 million and proceeds from purchases of common stock pursuant to our Employee Stock Purchase Plan.
During the nine months ended September 30, 2017, net cash provided by financing activities was $0.3 million, consisting primarily of proceeds received from purchases of common stock pursuant to our Employee Stock Purchase Plan.

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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” and the recent adoption of the new revenue recognition guidance found in ASC 606, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018.
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

In addition, we have outstanding debt under our loan and security agreement with Pacific Western Bank that bears interest. As of September 30, 2018, our aggregate outstanding indebtedness was $10.0 million, which bears interest at the rate equal to the greater of the prime rate plus 1.50% or 5.0%. We do not believe an immediate 10% increase in interest rates would have a material effect on interest expense for the loan with Pacific Western Bank, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
CREDIT RISK
As of September 30, 2018, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.
EFFECTS OF INFLATION
We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The case is at a preliminary stage and we intend to vigorously defend against it.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. In the second half of 2016, we significantly expanded our U.S. sales and marketing organization. Before launching our current generation Obalon balloon system in the United States in January 2017, we sold a previous generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $6.7 million and $9.2 million during the three months ended September 30, 2018 and 2017, respectively, and $28.6 million and $24.6 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $140.0 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon balloon system, sell our Obalon balloon system in international markets, and commercialize our Obalon balloon system in the United States.
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
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon balloon system. Since February 2017, the FDA has issued three separate letters to healthcare providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA letters to health care providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon Gas-Filled Balloon, these letters could create negative perceptions of the entire category and slow down the acceptance of the Obalon balloon system. Medical professional associations, such as ASMBS, have or may publish positions to their memberships which may be favorable or unfavorable toward the use of intragastric balloons, or the Obalon Balloon specifically. Additionally, if patients undergoing treatment with our Obalon balloon system perceive the weight loss inadequate or adverse events too numerous or severe as compared with the treatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon balloon system to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.
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
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. Training our U.S. sales force in use of our Obalon balloon system to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train a sales representative to be productive. Our business may be harmed if there is excessive turnover in our marketing team and sales force, or our efforts to train and retain our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales and marketing personnel. If we are unable to hire, develop and retain talented sales and marketing personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
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
Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We transitioned to production of the current generation of the Obalon balloon system in November 2016. As a result, we have limited experience in manufacturing the current Obalon balloon system in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon balloon system. In addition, our current generation international Obalon balloon, which we began shipping in 2017, utilizes a different catheter and dispenser configuration from our U.S. product, which we have limited experience manufacturing in commercial quantities. We have not begun commercial manufacturing for our next generation Obalon Navigation System balloon, which has not been approved by the FDA. We may find that we are unable to successfully manufacture the balloon kit in sufficient quantities or at a reasonable cost. We may need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon Navigation System balloon if FDA approved. In addition, the Obalon Navigation System balloon utilizes a different catheter and dispenser configuration from our current U.S. product, which we have limited experience manufacturing in commercial quantities. We have and may continue to encounter production delays or shortfalls caused by many factors, including the following:

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

•	our ability to produce commercial product that meets or exceeds our manufacturing specifications and release criteria;

•	production delays or stoppages caused by malfunction of production equipment and/or malfunction of the electrical, plumbing, ventilation, or cooling systems supporting our manufacturing facility; and

•	production stoppages and/or product scrap caused by positive tests for objectionable organisms on our products.
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
We currently manufacture our Obalon balloon system and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. We would also rely on additional single source suppliers for components of our Obalon Navigation System balloons and console. These components are critical to our current and future products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders. For example, given that our Obalon balloon system is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.
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

Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon balloon system in the Middle East and our sole international customer. Sales to Bader represented 45.4% and 16.7% of our total revenue for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively. We have limited control over Bader’s sales and marketing efforts for our product. If Bader fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Bader, we may not be able to find a distributor with the scale and resources of Bader, maintain existing levels of international revenue or realize expected long-term international revenue growth. In addition, since the Obalon balloon system is our sole source of revenue, a failure by Bader to successfully market our Obalon balloon system or the loss of Bader as a distributor could have a significant impact on our revenues and financial health. The current agreement with Bader expires on December 31, 2019. Our revenues would be negatively impacted if we and Bader cannot reach a new agreement.
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

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., Orexigen Therapeutics, Inc., AstraZeneca plc, and Actavis plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.) and Apollo EndoSurgery, Inc., which acquired the Lap-Band from Allergan plc and currently sells that device worldwide. In addition, we are aware of at least two manufacturers of FDA approved balloon devices for treating overweight people, including the ReShape Duo Balloon, manufactured by ReShape LifeScience and the ORBERA Balloon, manufactured by Apollo EndoSurgery, Inc., both of which use a liquid-filled intragastric balloon. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences’ Maestro device, which is intended to create weight loss by vagal nerve stimulation and Aspire Bariatrics' ApireAssist device. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.
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
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. We do not currently maintain key personnel life insurance policies on any of our employees.
To execute our business and growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales and marketing personnel with experience selling and marketing directly to physicians and institutions and/or patients. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. In the first half of 2018, we accepted the resignation of our Vice President of Sales and Vice President of Marketing, though both positions have since been filled. We have also experienced turnover in our field sales force and marketing team, which could impact revenues. Replacing these individuals, and other executive officers and key employees that may depart, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices.
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
As of September 30, 2018, we had $10.0 million in principal and interest outstanding under our loan and security agreement (the "Loan Agreement") with Pacific Western Bank (as successor-in-interest to Square 1 Bank). We also have an additional $10.0 million available to us pursuant to an amendment to the Loan Agreement, which has not been drawn down. Under the amendment, we are required to make interest-only monthly payments on the outstanding debt through July 2019, followed by 36 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. The Loan Agreement also states that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. These covenants may make it difficult to operate our business. We are also subject to standard event of default provisions under the Loan Agreement that, if triggered, would allow the debt to be accelerated, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. The existing collateral pledged under the Loan Agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
We have instituted a swallow guarantee, which may provide replacement of product for physicians and institutions when patients are unable to swallow a capsule. To qualify for a replacement of product, the physician must adhere by our policies and procedures. The swallow guarantee is limited to a certain number of swallow attempts per balloon placement, as well as other procedural and technical requirements. As a result of this program, our financial results or gross profit may be impacted.
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
We reserve for sales returns as a reduction to revenue based on our historical experience with return rates and the specific circumstances which lead us to believe a customer may return product. If we experience a large number of product returns or an unexpected increase to product return rates, it would have a negative impact on our revenue and results of operations.

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
In September 2017, we submitted a PMA supplement for the Obalon Navigation System. The Obalon Navigation System has been designed to track the balloon capsule during administration and eliminate the requirement for x-ray imaging during balloon placement. In December 2017, we received a major deficiency letter from the FDA in response to this filing. In the letter, the FDA requested additional clinical data regarding the Obalon Navigation System. We have submitted additional data, including human clinical data from a large multi-center clinical study that also supports a modification to the Obalon Navigation System to be compatible with the Touch Dispenser. As a result of this change, we filed a new PMA Supplement in the third quarter of 2018 for the FDA to evaluate the Obalon Navigation System in conjunction with the use of the Obalon Touch Inflation System. In late October 2018, we received a major deficiency letter from the FDA in response to this filing requesting additional information, analysis and clarification. There was no specific request for additional human clinical data. We expect to submit a response to the deficiency letter in a timely manner with a goal to obtain a decision from the FDA on the Obalon Navigation System in the first quarter of 2019. However, we cannot accurately predict the FDA's timing for a decision or their ultimate decision.
In November 2017, we submitted a PMA supplement for the Obalon Touch Inflation System. The Obalon Touch Inflation System is our next generation inflation system that is expected to replace the EzFill inflation system used to inflate the balloon with gas. The Obalon Touch Inflation System is a refinement of the EzPz Dispenser project based on the learning from actual usage. In January 2018, we received a major deficiency letter from the FDA in response to this filing. We supplied the requested information to the FDA, and in September 2018, we received approval of a PMA supplement from the FDA for the Obalon Touch Inflation System. At this time, we intend to commercialize the Obalon Touch Inflation System only in combination with the Obalon Navigation System, if approved.

There can be no guarantee that we will receive regulatory approval for the sale and marketing of the Obalon Navigation System in the United States or in other regulatory jurisdictions outside the United States. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Because we are depending on the Obalon Navigation System, the Obalon Touch Inflation System and other new products to achieve our revenue goals in future years, failure to receive FDA approval or regulatory approval in jurisdictions outside the United States, in a timely manner or at all, will harm our financial results and ability to become profitable. If we cannot sell our Obalon Navigation System, our Obalon Touch Inflation System and other new products as planned, our financial results could be harmed. Even if we obtain regulatory approval for one or more of these new products, the terms of such regulatory approval may limit our ability to successfully market the approved product.
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
As of September 30, 2018, we held 18 issued U.S. patents and had 31 pending U.S. patent applications, as well as 28 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 47 pending international patent applications regions including in Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2033, and are directed to various features and combinations of features of the Obalon balloon system technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of September 30, 2018, we held two registered U.S. trademarks and 26 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and 15 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering in October 2016 and a private placement in August 2018. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. Persons who were our stockholders prior to our IPO continue to hold a substantial number of our common stock that many of them are now able to sell in the public market. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
As of September 30, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are subject to securities class action litigation.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The case is at a preliminary stage and we intend to vigorously defend against it.
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
There has been no material change in the expected use of the net proceeds from our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 5, 2018. Through September 30, 2018, approximately $51.7 million of the net proceeds have been used primarily for the commercialization of our Obalon balloon system and continued research and development efforts.

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

OBALON THERAPEUTICS, INC.

Date: November 2, 2018	by:	/s/ Andrew Rasdal
Andrew Rasdal
Chief Executive Officer

Date: November 2, 2018	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer