Form 10-K
period 2018-12-31
OBALON THERAPEUTICS INC
filed 2019-02-22
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

(844) 362-2566
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $19.8 million, computed by reference to the last sales price of $2.15 as reported by The NASDAQ Global Market as of June 29, 2018. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 8,653,176 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.
Total shares of common stock outstanding as of the close of business on February 8, 2019 was 23,502,824 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, or this Annual Report, including the sections entitled “Business,” “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations” contains forward-looking statements. The words “believe,” “may,” “will,” “should,” "predict," "goal," "strategy," “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” "seek," and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee you that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
ITEM 1.     Business
BUSINESS
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat people who are obese and overweight. Our initial product offering is the Obalon® Balloon System, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in patients with obesity. We believe the Obalon Balloon System offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients and physicians.

The Obalon balloon system is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed in six-months after the first balloon is placed. The Obalon Balloon System has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

We commenced commercialization of our prior generation Obalon balloon system in January 2017. The prior generation Obalon balloon system consisted of a swallowable capsule that contains a balloon attached to a microcatheter, a hand-held inflation system referred to as EzFill and a pre-filled can of our proprietary mix of gas. Subsequent to our initial commercial launch, we obtained FDA approval for our Obalon Touch Inflation Dispenser and our Obalon Navigation System. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon. It utilizes magnetic resonance, rather than x-ray radiation, to track the Obalon balloon during placement and displays a dynamic real-time tracking of the balloon on a computer screen. Obalon Touch Inflation Dispenser is our next generation inflation system that will be used in conjunction with balloons place using the Obalon Navigation System. Together, the Obalon Navigation System and Obalon Touch Inflation Dispenser are intended to make balloon placement more reliable, safer, easier and less expensive. We intend to commence initial commercial shipments on the Obalon Navigation System and Touch Inflation Dispenser in the first quarter of 2019. We use the term Obalon Balloon System to refer to both our prior generation Obalon balloon system and the latest generation that uses the Obalon Touch Inflation Dispenser and the Obalon Navigation System.

We are selling the Obalon Balloon System in the United States on a self-pay, non-reimbursed basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. Based on our product design and commercial data, we believe the Obalon Balloon System provides potentially attractive economics for patients and physicians. We expect to continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. Historically, we also sold our prior generation Obalon balloon system through a distributor in the Middle East. However, we recently completed final shipments to this distributor in the first quarter of 2019 and we do not expect any additional international revenue in 2019 given our primary focus in the United States. In 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually we will only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons.

Intragastric balloons represent a relatively new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon Balloon System as an important, growing and sustainable treatment for weight loss. We are currently employing a focused sales and marketing strategy to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the U.S. and international markets. We expect to continue investing in various activities to develop the intragastric balloon market for the foreseeable future.

We intend to drive consumer awareness and interest in part through cost-effective digital, offline, and social marketing. We estimate that there were more than 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018, up from more than 45 million views of our digital advertisements and more than 5 million views of our digital videos in 2017. We also estimate that visits to our website grew to 1.7 million in 2018 as compared to approximately 1.0 million unique visits to our website in 2017, searches of our website for physicians capable of placing our Obalon Balloon System increased to over 580,000 in 2018 from over 400,000 searches in 2017. We also generated over 71,000 and 46,000 patient leads to our physician partners in the United States during 2018 and 2017, respectively.

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
CURRENT TREATMENTS AND LIMITATIONS
Current treatment alternatives for patients who are obese and overweight begin with lifestyle modification, such as diet and exercise. If this course of treatment fails to produce the desired results, physicians may prescribe pharmaceutical therapies, and in patients with more severe obesity, physicians may pursue aggressive surgical treatments, such as gastric bypass and gastric banding. These approaches are associated with safety concerns, lifestyle impact and ease of use, cost and compliance issues that have limited their adoption. Additionally, some patients may seek to address the symptoms of weight-gain through the use of aesthetic products, certain of which have been approved for individuals with a BMI of 30 or less. We believe such products only treat the symptoms and not the underlying disease. They are also not indicated for obese patients.

Lifestyle modification
Lifestyle modification, which includes diet, exercise and behavior modification, is usually prescribed as an initial treatment for a patient who is obese or overweight and is typically prescribed in all obesity management approaches. However, lifestyle modification alone has generally been ineffective in producing sustainable weight loss in patients with obesity due to inability to comply with the modifications over an extended period. Many studies have shown that a significant majority of dieters will regain lost weight and many will gain more than they originally lost.
Pharmaceutical therapy
Several pharmaceutical products have been approved by the FDA for obesity in the United States. Pharmaceutical therapy often represents a first option in the treatment of patients with obesity that have failed to achieve weight loss goals through lifestyle modifications alone. Pharmaceutical therapy can have limited effectiveness due to patient non-compliance. Additionally, pharmaceutical therapy may carry significant safety risks and negative side effects, such as adverse gastrointestinal, cardiovascular and central nervous system issues, some of which are serious or life threatening.
Bariatric surgery
Bariatric surgery is a treatment option generally reserved for cases of severe obesity, or patients with a BMI in excess of 40. The most common forms of bariatric surgery, gastric bypass and sleeve gastrectomy, promote weight loss by surgically restricting the stomach’s capacity and outlet size. Gastric bypass also affects weight loss by restricting the body’s ability to absorb nutrients. While largely effective, these procedures are generally invasive, expensive for the patient and irreversible. Bariatric surgery patients are generally required to make significant postoperative lifestyle changes, including strict dietary changes, vitamin supplementation and long-term medical follow-up programs. Side effects of bariatric surgery include a high rate of re-operation, nausea, vomiting, dumping syndrome, dehydration, dental problems and other issues.
Recently developed treatment alternatives
Given the shortcomings and limitations of the existing treatment alternatives, new medical procedures have been recently introduced in an attempt to address the gap in care between pharmaceutical treatment and invasive surgical procedures. These new procedures include: neuroblocking therapy, aspiration therapy and liquid-filled intragastric balloons. Neuroblocking therapy involves a surgical procedure in which a neuromodulation device is implanted in the body and used to block electrical signals from the stomach to the brain. By blocking those signals, the device attempts to control the patient’s feelings of hunger. Aspiration therapy involves a surgical procedure in which a feeding tube is implanted in the abdomen in order to remove food from the stomach before calories are absorbed into the body. We believe high costs, procedural complications and the risk of SADEs may limit their adoption.
Intragastric balloons are a type of space-occupying device placed in the stomach in order to cause a sensation of fullness. Currently marketed traditional balloons are large, liquid-filled silicone devices that are placed in the stomach endoscopically, under anesthesia, for a treatment period of up to six months. Following treatment, the balloons are removed in a second endoscopic procedure. Approved traditional liquid-filled intragastric balloons in the United States are the ReShape™ Duo Balloon and the ORBERA® Balloon. While generally effective in delivering weight loss, these traditional liquid-filled intragastric balloons have been accompanied by a number of limitations that have impeded their adoption, including: high rate of SADEs, lack of comfort and tolerability, limited ability to provide progressive and sustained weight loss, and inconvenient placement procedure.
OUR SOLUTION
We have developed our Obalon Balloon System to overcome the limitations of prior devices intended to treat weight loss, including traditional liquid-filled intragastric balloons. Based on our clinical data and commercial experiences, we believe the Obalon Balloon System provides the following benefits to our patients and their physicians:

▪
Favorable safety profile.    In our pivotal SMART trial, only one of 336 (0.3%) patients that received our Obalon balloon experienced a SADE and in data presented at the American Society for Metabolic and Bariatric Surgery Meeting from our first year of commercial experience, only two of 1,343 (0.14%) patients that received our Obalon balloon experienced a SADE. As of December 31, 2018, the reported rate of SADEs reported to us in commercial use is no different than that experienced in either the pivotal SMART trial or the data from our first year of commercial experience.

▪
Improved patient tolerability and comfort.    The Obalon balloon is inflated with a proprietary mix of gas. This creates a light, buoyant balloon that floats at the top of the stomach instead of sinking to the bottom of the stomach like a traditional liquid-filled intragastric balloon. Further, the Obalon Balloon System consists of three separate 250cc balloons placed individually over a three-month period to progressively add volume. We believe these design elements have the potential to improve patient comfort and tolerability of our Obalon balloon.

▪
Progressive weight loss with durable results.    In our pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal. Based on 2017 data collected in our commercial registry, the average weight loss per patient appears to be trending favorably in U.S. commercial usage versus the same BMI range studied in the SMART trial with average weight loss of 21.3 lbs., or 10.0% total body loss, or TBL, for those patients that completed the three-balloon therapy. Average weight loss for the top quartile of completers was 38.2 lbs., or 17.2% TBL.

▪
Simple and convenient placement.    The Obalon balloon is placed without anesthesia or an endoscopy through a swallowable capsule that dissolves in the stomach and releases the balloon. These unique features allow patients the flexibility to receive the Obalon balloon discreetly in an outpatient setting. Placement typically occurs in less than ten minutes and can be scheduled in the morning before work, during a lunch break or in the evening. Treated patients can return promptly to their normal daily activities. The balloons are removed endoscopically under light, conscious sedation six months after the first balloon placement. Recently approved new products, the Obalon Navigation System and Obalon Touch Inflation Dispenser, further improves convenience of placement.

▪
Attractive economics for patients and physicians.    By eliminating the need for an endoscopic delivery procedure, anesthesia and use of a special endoscopy suite, we believe our Obalon Balloon System reduces physician costs and allows more time to perform additional procedures. Furthermore, the Obalon balloon’s tolerability profile reduces the need for ongoing patient management. We believe our balloon treatment allows patients to benefit from lower treatment costs, no post-placement recovery period and a quick return to daily activities. Recently approved new products, the Obalon Navigation System and Obalon Touch Inflation Dispenser, may further improve economics for physicians.

OUR STRATEGY
Our objective is to be the leading provider of medical devices for the non-surgical treatment of obese and overweight individuals. The key elements of our strategy are to:

▪
Drive product adoption by focusing on key physicians within three specialties; bariatrics, gastroenterology and plastic surgery.     We are initially focused on direct sales to the leading bariatric surgeons, gastroenterologists, and plastic surgeons in the United States. We estimate that there are approximately 3,500 bariatric surgery centers in the United States, and we believe the leading 700 centers provide an opportunity to effectively access obese patients using an efficiently-sized sales force. In addition, there are over 15,000 gastroenterologists, many of which are expanding their practices to include weight loss treatments, and 1,900 aesthetically focused plastic surgeons. We believe adoption of our technology by key physicians will accelerate broader adoption of the Obalon Balloon System in each physician specialty area.

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

▪
Continue to develop innovative products to facilitate market penetration.    We plan to leverage our proprietary product technology and research and development expertise to develop products for weight loss that improve clinical outcomes, increase ease of use and reduce cost. In 2018, we received approvals of PMA-supplements, or PMA-S, for both our Obalon Navigation System and Obalon Touch Inflation Dispenser, which are intended to make balloon placements more reliable, easier, safer and less expensive. Other products currently in our development pipeline include a balloon with a treatment period of longer than six months.

▪
Optimize manufacturing to drive operating leverage.    We have built a highly leverageable manufacturing facility at our headquarters in Carlsbad, California, where we design, develop and manufacture a majority of our products in-house using some components and sub-assemblies provided by third-party suppliers. We believe that controlling the manufacturing and assembly of our products allows us to innovate more quickly and cost-efficiently and produce higher quality products than if we outsourced manufacturing. We believe we have the ability to increase our manufacturing scale for our current products within our current facility in a cost-effective manner.

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

OUR PRODUCTS AND TECHNOLOGY
The Obalon Balloon System was designed to overcome the historical limitations of traditional liquid-filled intragastric balloons and other nonsurgical treatments for weight loss. We have developed the individual components of the Obalon Balloon System to collectively improve clinical outcomes, increase ease of use and reduce cost.

The Obalon Balloon System
The main components of the Obalon Balloon System are: a swallowable capsule that contains the balloon attached to a microcatheter, a hand-held inflation system and a pre-filled can of our proprietary mix of gas. Our latest generation of the Obalon Balloon System also includes the Obalon Navigation System, which dynamically tracks the balloon during placement.

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

Inflation systems
EzFill Inflation System
Our prior generation hand-held inflation system, the EzFill inflation system, is a reusable device that delivers our proprietary mixture of gas to consistently inflate the Obalon balloon to the standardized volume and pressure. The inflation system is equipped with pre-pulse, a confirmation system that provides pressure feedback measurements to confirm that the Obalon balloon is both properly placed and able to be correctly inflated in the stomach. The EzFill Inflation System is used only with our prior generation Obalon balloon system.
The Obalon Touch Inflation Dispenser
The Obalon Touch Inflation Dispenser is a semi-automated, hand-held inflation device that provides real-time balloon pressure measurements to confirm that the Obalon balloon is both properly placed and correctly inflated in the stomach. The new Obalon Touch Inflation Dispenser automates several steps of the balloon inflation process and eliminates the need for altitude pre-programming. The Obalon Navigation System is intended to be commercially launched exclusively with the Obalon Touch Inflation System.
Proprietary gas
The Obalon balloon is inflated with our proprietary mix of gas, which, in combination with the permeability of the balloon film and the stomach gases, enables the balloon to remain inflated for the full six-month treatment period.
The Obalon Navigation System
The Obalon Navigation System consists of a Navigation console and the Obalon Touch Inflation Dispenser. The Obalon Navigation System console is a portable device consisting of hardware and software that are used to track and display the Navigation balloon during administration. The console has a significantly smaller footprint than most x-ray systems currently used by physicians when placing balloons and does not require any special facilities or licensing. The Obalon Navigation balloon is placed utilizing the Obalon Navigation System console and Obalon Touch Inflation Dispenser. The balloon administered with the Obalon Navigation System is similar to the current balloon but utilize a new catheter, which includes components related to Navigation. The new catheter interfaces with the Obalon Navigation System console to dynamically track the balloon during placement. The Obalon Navigation Balloon is only compatible with the Obalon Navigation Console and Obalon Touch Inflation Dispenser.
The Obalon Balloon treatment
Placement of the Obalon balloon typically occurs in less than ten minutes and can be accomplished in an outpatient setting. To place the Obalon balloon, the patient swallows the capsule, which has the Obalon balloon folded inside, with a glass of water. No sedation or anesthesia is required. Once swallowed, placement of the capsule is confirmed one of two ways, depending on the Obalon balloon being placed. The original Obalon balloon is confirmed in the stomach with radiographic (or x-ray) imaging. An Obalon Navigation balloon is confirmed in the stomach using the Obalon Navigation System. The microcatheter, which is attached to the Obalon balloon, is then connected to either our EzFill inflation system if an original Obalon balloon, or the Obalon Touch Inflation Dispenser if an Obalon Navigation balloon. Both the EzFill and Touch inflation systems provides real-time pressure measurements to confirm that the Obalon balloon is both properly placed and able to be correctly inflated in the stomach. A pre-filled can of gas is inserted into the inflation system and then the gas is discharged to fill the balloon to a volume of 250cc. Once the inflation of the Obalon balloon is confirmed, the microcatheter is detached from the balloon via hydrostatic pressure and is removed through the patient’s mouth. The patient is intended to return two more times over the following eight to 12 weeks to receive a second and third Obalon balloon, expanding total balloon volume within the stomach to approximately 750cc.
All of the balloons are removed in a single procedure six months after the placement of the initial balloon. Removal of the Obalon balloon typically requires approximately 15 minutes on average. The balloons are removed endoscopically under light conscious sedation, using standard commercially-available endoscopy tools.

The following pictures depict the treatment steps of the Obalon Balloon System:

Additional Product Under Development
We are developing a balloon intended for a longer duration of treatment, potentially up to one year. In our SMART trial, patients in the Obalon treatment group continued, on average, to lose weight throughout the six months of balloon treatment. We have completed the initial engineering and animal testing on the proprietary materials and systems, which we believe would permit reliable balloon performance over a longer period of up to twelve months. We intend to study if longer balloon treatment is safe and may provide greater weight loss in higher BMI patients or those desiring a longer weight loss treatment.

Research and development
As of December 31, 2018, we had 11 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2018 and 2017 were $10.7 million and $10.6 million, respectively.

CLINICAL TRIALS AND DATA
SMART trial
Based on our clinical data, we believe our Obalon balloon has the potential to offer a compelling combination of efficacy and safety. We have evaluated various versions of our Obalon Balloon System in numerous clinical trials, which included a total of 889 patients as of December 31, 2018. Based on the results of our U.S. pivotal trial, the SMART trial, we received FDA approval for our current Obalon Balloon System in September 2016. The data was published in Surgery for Obesity and Related Diseases in September 2018. The SMART trial met its primary weight loss endpoints, demonstrated a strong safety profile, continued weight loss over the full six-month treatment period, showed statistically significant differences in metabolic profiles and demonstrated that patients were able to maintain most of the weight loss for at least six months following the removal of the Obalon balloons.
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
The trial was conducted by both bariatric surgeons and gastroenterologists at 15 U.S. centers. The trial evaluated a co-primary endpoint comprised of (i) a minimum difference in mean percent TBL between the Obalon treatment group and sham-control group of at least 2.1% and (ii) achievement by at least 35% of the Obalon treatment group patients of at least 5% TBL at the end of six-months of treatment. Additional observational measures included metabolic metrics and weight loss maintenance after removal of balloons. The median time for each balloon placement was nine minutes, while the median balloon removal time for three balloons was 14 minutes.

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

Notably, the Obalon treatment group demonstrated a progressive weight loss profile for the duration of the six-month therapy period. The following chart shows percent TBL by week for the Obalon treatment group and sham-control group. The arrows represent the average week of each balloon placement.

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
Commercial-Use Patient Registry
In order to closely monitor the safety, efficacy and quality of the Obalon Balloon System in actual commercial use, we have created an online clinical performance database, or registry. A payment was provided to sites for entering data from new patients starting therapy in the United States from January 2017 through June 2018. We intend to create a new registry for patients treated with the Obalon Navigation Balloon and may provide physicians' payment for data entry in this registry. All physicians and institutions using the Obalon Balloon System have been encouraged to enter their patient data in the registry and compare their performance to national and regional data. The data collected in the registry includes gender, initial height and weight, weights at each subsequent balloon placement, weight at removal, adverse events occurring during the treatment, and product quality and performance.
Data on the first full year of commercialization of the Obalon Balloon System was recently accepted for publication in Surgery for Obesity and Related Diseases. Data on demographics, balloon placement timing, weight loss, adverse events, and product performance were prospectively captured in the registry and retrospectively analyzed on 1,387 consecutive patients who initiated treatment in the first year of commercialization at 108 treating sites. A retrospective analysis of 1,343 (97%) patients entered who met the predefined analyses protocol definitions was approved by an Institutional Review Board. This data is self-reported by the physicians or institutions and we do not perform a formal audit of the data. However, the registry was validated and contains embedded edit checks to ensure data accuracy and completeness.
Demographics
Mean baseline demographics were: age 45.7±10.8 years, BMI 35.4±5.4 kg/m2, height 65.9±3.5 inches, weight 219.5± 42.9 lbs., female 78.6% and white 66.8%.
Safety
There were no deaths or unanticipated adverse events reported. Two serious adverse events were reported, corresponding to 0.15% of patients. There were 308 non-serious adverse events reported in 14.2% of the patients. The most frequent adverse events reported were abdominal pain (5.3%), nausea (4.7%), vomiting (2.3%) and abdominal distension (1.0%). The remaining adverse events were less than 1.0%.
Weight Loss
The weight loss for patients with intended use (BMI 30-40 kg/m2 with 3 balloons for ≥ 20 weeks of therapy) was 21.3 ± 13.5 lbs., 10.0% ± 6.1% of total body weight loss (TBWL), 38.3% ± 25.3% excess weight loss (EWL) and a 3.4 ± 2.1 reduction in BMI. Of note, the top quartile of those patients lost an average of 38.2 pounds, resulting in a 17.2% reduction in total body weight and a 6.1 point decrease in BMI compared to baseline values. Average weight loss across all patients with a BMI>25 was 21.7 lbs resulting in a percent total body loss of 9.9%. The top quartile of all patients with a BMI>25 lost an average of 39.0 lbs., resulting in a 16.8% reduction in total body weight and a 6.2 point decrease in BMI compared to baseline values. We believe the outcome data collected in this registry is the largest known registry of an approved endoscopic bariatric therapy to date, including intragastric balloons, and provides evidence of effective weight loss and safety in a real-world, commercial setting. The data captured in the registry for the first year of commercialization (January 9, 2017 to December 31, 2017) was accepted for publication in the journal Surgery for Obesity and Related Diseases.
Commercial safety experience
As of December 31, 2018, we have had a minimal number of SADEs reported to us in commercial use. Since we began selling in United States in January 2017, we have reported adverse events relating to potential or actual patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database.
Post-approval study - Obalon Balloon System
To help assure the continued safety and effectiveness of the Obalon Balloon System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate 200 patients who will be enrolled at a maximum of 15 sites in the United States. The study is a prospective, open-label, single-arm, 12-month follow-up study in which patients will be treated during the first six months with placement of up to three Obalon balloons in conjunction with a moderate intensity weight loss and behavioral modification program standardized throughout the sites, followed by observational evaluation for an additional six months after device removal. The primary endpoint is to evaluate the safety of the Obalon Balloon System by assessing the rate of device- or procedure-related serious adverse events. We are required to submit an Interim Post-Approval Study Status Report every six months after the date of PMA approval for the first two years of the study and annually thereafter until 200 patients have completed the study. We are currently enrolling this study.
Post-approval study - Obalon Navigation System with Touch Dispenser
To help assure the continued safety and effectiveness of the Obalon Navigation System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate a minimum of 1,000 commercial patients and 3,689 balloon administrations across 40 clinical sites in the United States. The study will be a prospective, observational, open-label, multi-center study designed to capture additional information to demonstrate the continued safety of the administration of Obalon balloons with NTS to collect acute safety and efficacy data surrounding balloon placement; no long-term data, such as weight loss at six-months is required. The study will have a single cohort group that includes subjects who commercially purchased the Obalon Balloon System intended to be administered with NTS and have consented to have their data collected to support this study. All activities related to post-administration management and removal of the balloons will be conducted in accordance with the commercial Obalon Balloon System device labeling and will not be collected in this study; this study will focus on balloon administrations only.

SALES AND MARKETING
Our primary selling efforts are conducted in the United States, with some sales generated through distributors in select international markets. We sell in the United States through a direct sales organization consisting of regional sales directors, business development managers, and product specialists. Our sales team encompasses three key disciplines that we believe are necessary to create and grow the market for our Obalon Balloon System in the United States: sales conversion, practice development and clinical training and application. In select international markets, we plan to utilize distributors.
Our U.S. marketing efforts have focused on differentiating the benefits of our technology, leveraging the strong clinical outcome from our SMART trial and peer-review published commercial registry data, working with key physicians in bariatrics, gastroenterology, and plastic surgery, and partnering with physicians to create consumer awareness and drive patients into the channel. We also have provided physicians with the clinical training to utilize our Obalon Balloon System, as well as the practice development support to manage their practices as self-pay centers.
We intend to continue to drive consumer awareness and interest in part through multiple efforts that may include digital, offline and social marketing. We estimate that there were more than 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018, up from more than 45 million views of our digital advertisements and more than 5 million views of our digital videos in 2017. We also estimate that visits to our website grew to 1.7 million in 2018 as compared to approximately 1.0 million unique visits in 2017, searches of our website for physicians capable of placing our Obalon Balloon System increased to over 580,000 in 2018 from over 400,000 searches in 2017. We also generated over 71,000 and 46,000 patient leads to our physician partners in the United States during 2018 and 2017, respectively.
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
COMPETITION
The medical device industry generally, and the market for weight loss devices specifically, are highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers and other factors. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the Lap-Band from Apollo Endosurgery, Inc. and currently sells that device worldwide). In addition, we are aware of at least two FDA approved liquid-filled balloon devices for treating overweight people, including the ReShape Duo Balloon and the ORBERA Balloon, both of which are now owned by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences’ Maestro device, which is intended to create weight loss by vagal nerve stimulation and Aspire Bariatrics' ApireAssist device. Gelesis is developing a hydrogel technology that is intended to expand in the stomach by absorbing water to create the feeling of satiety and is currently engaged in a U.S. clinical trial. BAROnova is developing a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. BAROnova completed enrollment of a U.S. clinical trial in January 2017 and submitted a PMA Application in July 2018. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.

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
In order to compete effectively, we plan to continue to develop new product offerings and enhancements to our existing Obalon Balloon System, price our product competitively with traditional liquid-filled intragastric balloons and maintain adequate research and development and sales and marketing personnel and resources to meet the demands of the market.

INTELLECTUAL PROPERTY
In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We rely on a combination of patents, trademarks, trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights.
It is our policy to require our employees, consultants, contractors, outside scientific collaborators and other advisers to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using the proprietary rights of third parties in their work for us. We also require third parties that receive our confidential data or material to enter into confidentiality or material transfer agreements.
As of December 31, 2018, we held 19 issued U.S. patents and had 28 pending U.S. patent applications, as well as 31 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 52 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2036, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
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
As of December 31, 2018, we held two registered U.S. trademarks and 30 registered marks throughout Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and 11 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
MANUFACTURING
All of our products except the Obalon Navigation System console are manufactured or assembled in-house using components and sub-assemblies at our single-site facility in Carlsbad, California. We rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons, the hydrophilic coating for our catheters, the Obalon Navigation System console components and the sensors utilized in the Obalon Navigation balloon catheter. There are minimum purchase requirements and delivery requirements with the supplier for the Obalon Navigation System console and sensor utilized in the Obalon Navigation balloon catheter. Our suppliers for all other components of the Obalon balloon have no contractual obligations to supply us with, and we are not contractually obligated to purchase any of our supplies from them. Order quantities and lead times for components purchased from our suppliers are based on our forecasts derived from historical demand and anticipated future demand.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the Center for Devices and Radiological Health. We and our component suppliers are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR, in 21 CFR part 820 of the Federal Food, Drug and Cosmetic Act. The QSR regulates extensively the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections that may include the manufacturing facilities of our subcontractors. Our quality system has undergone periodic FDA audits, the last of which occurred in November 2017, which resulted in no observations.
Although we expect our third-party suppliers to supply us with components that meet our specifications and comply with regulatory and quality requirements, we do not control our suppliers outside of our agreements, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. This risk may be increased as with any new product launch, there is increased risk for supply shortages or product quality issues. Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers.
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
GEOGRAPHIC REGIONS
Substantially all of our assets, revenues and expenses for 2018 and 2017 were located in or derived from operations in the United States. In addition, we have had sales through Bader in the Middle East. During 2018 and 2017, international revenues accounted for approximately 48.4% and 16.7%, respectively, of our total revenues.
SEASONALITY
We have limited experience selling our product in the United States and have realized significant volatility in quarterly balloon sales. As a result, we are unable to discern seasonal variations in demand for our products. In the future, seasonal fluctuations in the number of patients seeking treatment and the availability of our customers may affect our business.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacture documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite PMA application(s).

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
In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. Intragastric balloons, including the Obalon Balloon System, are considered Class III medical devices. In order to support a PMA application, the FDA required us to conduct a large, rigorous and expensive, double-blinded, randomized, sham-controlled trial. We will be required to file new PMA applications or PMA supplement applications for modifications to our PMA-approved Obalon Balloon System and Obalon Navigation System or any of its components, including modifications to our manufacturing processes, device labeling and device design, based on the findings of post-approval studies.

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
In addition, FDA enforces the Medical Device Reporting, or MDR, regulations, which require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Since February 2017, the FDA has issued three separate letters to healthcare providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA letters to healthcare providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon gas-filled balloons, these letters could create negative perceptions of the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval. Since we began selling in United States in January 2017, we have reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database.
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
Regulatory system for medical devices in Europe
The European Union consists of member states residing in the European Union and has a coordinated system for the authorization of medical devices. The European Union Medical Devices Directive, or MDD, sets out the basic regulatory framework for medical devices in the European Union. This directive has been separately enacted in more detail in the national legislation of the individual member states of the European Union.

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
According to the MDD, the Obalon Balloon System, when delivered with a porcine capsule, is considered a Class III product. We discontinued sales of the Obalon Balloon System with a porcine capsule in 2017. The Obalon Balloon System when delivered with a cellulose-based capsule is considered a Class IIb product. We believe the Obalon Navigation System and the Obalon Touch Inflation Dispenser are Class I products and will follow a similar pathway as the EzFill Dispenser. We have not applied for a CE-mark for the Obalon Navigation System and Obalon Touch Inflation Dispenser at this time.
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
There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge and/or patients’ willingness to pay for the Obalon Balloon System. While in general it is too early to predict what effect, if any, PPACA and its implementation, or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

EMPLOYEES
As of December 31, 2018, we had 100 full-time employees, and 3 temporary employees. These included 29 in manufacturing and operations, 35 in sales and marketing, 11 in research and development, 14 in clinical affairs, regulatory affairs and quality assurance and 11 in finance, general administrative and executive administration. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe that our employee relations are good.
FINANCIAL INFORMATION
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2018 and 2017 and our total assets as of December 31, 2018 and 2017, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.
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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. Before launching our prior generation Obalon Balloon System in the United States in January 2017, we sold an earlier generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $37.4 million and $34.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $148.8 million and had cash, cash equivalents and short-term investments of $23.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System, sell our Obalon Balloon System in international markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the year ended December 31, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost of a direct sales force and associated marketing support, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. We intend to sell the Obalon Navigation System Console at a price that approximates to our cost and will negatively impact future gross profit dollars and gross margin percentage. Furthermore, we have limited experience manufacturing the Obalon Navigation Balloon, and as a result expect lower gross profits. We will also continue to expend substantial amounts on research and development of new products, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant legal, accounting, insurance, compliance and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and prior to January 2017 our business activities were focused on the development and regulatory approval of our Obalon Balloon System and building the commercial infrastructure to sell our product in the United States. We commenced commercial launch of our prior generation Obalon balloon system in the United States in January 2017 and we intend to commence commercial shipments of our Obalon Navigation System and Obalon Touch Inflation Dispenser in the United States in the first quarter of 2019. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon Balloon System including its component parts and accessories. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. We expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating and commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. In 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. Use of the Obalon Navigation System requires the physician to make a capital purchase of the Navigation console. We cannot assure you that our current physician customers will be willing to make that purchase, and if we cannot transition physicians who currently use the prior generation Obalon balloon system to the Obalon Navigation System, we may experience a decline in sales. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

•
patient and physician demand for our Obalon Balloon System, including the rate at which physicians recommend our Obalon Balloon System to their patients and the rate at which patients seek treatment from physicians;

•	changes in the composition of our customer base caused by acquisition of private medical practices by large hospitals could extend our selling cycle;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon Balloon System, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon Balloon System;

•	willingness of physicians to purchase the capital equipment required to place balloons using the Obalon Navigation System;

•
any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued three Health Care Provider warning letters specific to liquid-filled intragastric balloons citing potential risks, including death;

•	our ability to develop, obtain regulatory approval for, and successfully launch our next generation products and the success of our next generation products in the marketplace;

•	our ability to service and maintain equipment like the Obalon Navigation;

•	our ability to maintain our current or obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers and single-source suppliers;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating patients who are obese or overweight that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures;

•	performance of our international distributors; and

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
The report of our independent registered public accounting firm contains a paragraph indicating substantial doubt about our ability to continue as a going concern. If we are unable to secure additional financing on favorable terms, or at all, to meet our future capital needs, we could be forced to delay, reduce or eliminate our commercialization efforts and product development programs.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to invest in the future, including the expansion of our direct sales force, investment in marketing programs, the expansion of our manufacturing facilities and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon Balloon System as well as our additional products under development. Additionally, we will continue to incur additional general and administrative costs as a result of supporting growth and operating as a public company. The audit report of our independent registered public accounting firm covering the December 31, 2018 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and liquidity position raises substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits. We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.
We plan to seek additional debt or equity financing in order to maintain our current operating plan. However, adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to take actions that could materially and adversely affect our business, including significant reductions in our operations (including reduction of our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations. Moreover, if we are unable to raise additional capital and the cash balance in our accounts with the lender under our loan and security agreement falls below the amount of outstanding debt, we would be in default under the loan and security agreement, which could result in acceleration of all outstanding amounts. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.
Our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	the costs and expenses of our U.S. sales and marketing infrastructure and our manufacturing operations;

•	the degree of success we experience in commercializing our Obalon Balloon System;

•	the revenue and gross profit generated by sales of our Obalon Balloon System, Obalon Navigation System and any other products that may be approved in the United States;

•	the degree of success we experience in retaining and expanding international sales of our Obalon Balloon System;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon Balloon System and Obalon Navigation System and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon Balloon System and Obalon Navigation System are adopted by the physician community and patients;

•	the number and types of future generation products we develop and commercialize and their success and adoption in the marketplace;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations;

•	the extent and scope of our general and administrative expenses; and

•	the legal costs associated with defending against shareholder litigation.
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

In January 2018, we issued a press release announcing the termination of a previously announced offering of common stock and the underwriting agreement relating to the offering. The termination was due to a purported whistleblower complaint alleging improper revenue recognition during the fourth fiscal quarter of 2017. Our audit committee led an investigation utilizing outside counsel and a forensic accounting firm and concluded that the allegations in the complaint were without merit. However, the negative publicity, distraction and monetary cost caused by the allegations and the subsequent investigation has had and may continue to have a negative impact on our organization, our revenue, our results of operations and our ability to secure additional financing.

We have implemented alternative financing arrangements that include an "at-the-market" offering program and a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period commencing after the satisfaction of certain conditions, including that the SEC has declared effective the registration statement related to the shares. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding (which is approximately 4,654,694 shares based on 23,285,112 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $2.244, which was the average closing price of our common stock for the five trading days ending on the trading day immediately preceding the date, plus an incremental amount of $0.1157 for the commitment shares we issued to Lincoln Park. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of February 12, 2019, we had $20.0 million in principal and interest outstanding under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and no additional amounts available for future borrowings. Under the loan and security agreement, we are required to make interest-only monthly payments on the outstanding debt through July 2019, followed by 36 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. The loan and security agreement also requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. These, and other covenants under the agreement, may make it difficult to operate our business. As of December 31, 2018, we were in compliance with all covenants under the loan and security agreement. However, we do not believe that our current available cash, cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. If we are unable to raise additional capital and the cash balance in our accounts with the lender falls below the amount of outstanding debt, we would be in default. If an event of default is triggered, including this minimum cash balance covenant, and we do not obtain a waiver, the lender can, among other things, accelerate the entire outstanding amount of the debt and exercise its remedies on certain of our assets as secured party, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. Due to our current cash flow position, the substantial doubt about our ability to continue as a going concern, and the requirement under the loan and security agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the term loan, we reclassified the long-term portion of the term loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.
Additionally, the existing collateral pledged under the loan and security agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.
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
Physicians play a significant role in determining the course of a patient’s weight management or obesity treatments and as a result, the type of treatment that will be recommended or provided to a patient. We are targeting our sales efforts towards bariatric surgeons, gastroenterologists, and plastic surgeons, because they are either the physicians treating obese and overweight patients, have experience with endoscopic procedures and/or have experience with cash pay medical treatments. However, the initial point of contact for many patients who are obese and overweight may be general practitioners, bariatricians, endocrinologists, obstetricians and gynecologists, each of whom commonly manage and regularly see patients that are obese or overweight. If these physicians are not made aware of our Obalon Balloon System, they may not refer patients to bariatric surgeons, gastroenterologists or plastic surgeons for treatment using our product, and those patients may instead not seek treatment at all or be treated with pharmaceuticals or an alternative device or surgical procedure.
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
Our ability to sell our Obalon Balloon System depends heavily on the willingness of physicians to adopt our system and recommend it to their patients. Physicians may not adopt our Obalon Balloon System unless they are able to determine, based on experience, long-term clinical data, recommendations from other physicians and published peer-reviewed journal articles, that it provides a safe and effective treatment alternative for obesity. Even if we are able to raise awareness among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our Obalon Balloon System for recommendation to patients for a variety of reasons, including:

•	lack of access or reluctance to acquire access to ancillary equipment such as endoscopy which is necessary to remove the Obalon Balloon System;

•	reluctance to invest in ancillary equipment, such as x-ray imaging or the Obalon Navigation System, one of which is necessary to place an Obalon balloon;

•	long-standing relationships with competitors and distributors that sell other products and their competitive response and negative selling efforts;

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
We are also aware of certain characteristics and features of our Obalon Balloon System that may prevent widespread market adoption. For example, the necessity for x-ray imaging to place the current generation of the Obalon Balloon System may require substantial financial and licensing requirements. For the Obalon Navigation System, a customer is required to purchase the capital component of the system, which is the console, to treat patients. Furthermore, our Obalon Balloon System is approved as an adjunct to a moderate intensity diet and behavior modification program. As a result, physicians will need to develop the appropriate practice management programs, which include treatment protocols, nutritional counseling and patient management, to treat patients in a manner consistent with our treatment protocol. If physicians are unable or unwilling to make the necessary financial and regulatory commitments and implement the appropriate practice management programs to successfully treat patients with the Obalon balloon, they may not adopt our balloon system. The EzFill inflation system, which is used with our current generation of the Obalon Balloon System, requires certain pre-programming that is dependent upon the altitude of the physician’s practice, which may hinder or make it more difficult for us to market and commercialize our products. The Obalon Touch Inflation Dispenser eliminates the need for altitude pre-programming.
The effectiveness and safety of our Obalon Balloon System depends critically on our ability, and our international distributor's ability, to educate and train physicians on its safe and proper use. If we or our international distributor are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.
In addition to educating physicians on the clinical benefits of our Obalon Balloon System, we and our international distributor must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we, or our international distributor are unable to provide an adequate training program, product misuse can occur and lead to serious injury requiring reporting to the FDA. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products and it may take several procedures for a physician to be able to use our Obalon Balloon System comfortably and safely. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon Balloon System, they may and have misused and ineffectively used our products for the treatment of patients. As a result, patients have experienced adverse events and have not been able to enjoy the benefits of our system or achieve the weight loss outcomes they expected, leading to dissatisfaction and could lead to market rejection of our products. Physicians may not follow our suggested practices when treating patients with our products. A physician's failure to follow our suggested practices or other misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.
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
Patients may experience Serious Injury related to the device or procedures as the result of the misuse or malfunction of, or design flaws in, our products, that could expose us to expensive litigation, divert management’s attention and harm our reputation and business.
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
For instance, if the Obalon capsule does not reach a patient’s stomach and is inflated in another portion of the body, such as the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Physicians may use the Obalon Navigation System to track the location of the balloon prior to inflation. Failure of the sensor to function or the Obalon Navigation System to dynamically track the capsule could result in serious injury if the Obalon balloon is inflated in another portion of the body, such as the esophagus. Perforation of the esophagus at any time, including during removal, is also possible. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Failure of the Obalon Touch Inflation Dispenser to function could result in need for immediate endoscopic removal or patient injury. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. Perforation of the stomach is also possible and can lead to surgical removal of the device and associated complications including death. Perforation of the stomach requiring surgical repair has also been reported with use of our product. One or more balloons may get lodged in the pyloric channel which could lead to severe dehydration and be life threatening and/or require surgical procedures to remove. Failure to transit has been reported with use of our product and unscheduled endoscopy has been performed to remove the uninflated balloon. Aspiration during placement or removal is also a risk with intragastric balloons which could lead to pneumonia or other serious injury. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians and/or patients have in the past failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.
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
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we intend to commence commercial shipments of our Obalon Navigation System in the first quarter of 2019. We anticipate the United States to be our primary market focus going forward. Training our U.S. sales force in use of our Obalon Balloon System and Obalon Navigation System to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our internal policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train a sales representative to be productive. Our business may be harmed if there is excessive turnover in our marketing team and sales force, or our efforts to train and retain our sales force do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced sales and marketing personnel. If we are unable to hire, develop and retain talented sales and marketing personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
In addition, factors that may inhibit our efforts to commercialize our Obalon Balloon System, Obalon Navigation System and any other products that may receive FDA approval include:

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
We actively employ social media and call center activities as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.
Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA, CMS and Federal Trade Commission. For example, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill.
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

We have limited experience manufacturing our Obalon Balloon System and Obalon Navigation System in commercial quantities and may experience production delays or issues in our manufacturing organization and be unable to meet current or future demand.
Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We transitioned to production of the current generation of the Obalon Balloon System in November 2016. As a result, we have limited experience in manufacturing the current Obalon Balloon System in commercial quantities, and we will need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon Balloon System. In addition, our current generation international Obalon balloon, which we began shipping in 2017, utilizes a different catheter and dispenser configuration from our U.S. product, which we have limited experience manufacturing in commercial quantities. We have very limited experience with commercial manufacturing of our next generation Obalon Navigation System console, Obalon Navigation balloon kit and Obalon Touch Inflation Dispenser. We may find that we are unable to successfully manufacture these new products in sufficient quantities and expect manufacturing of the Obalon Navigation Balloon kit to be at a much higher per unit cost initially. We may need to increase our manufacturing capabilities in order to satisfy expected demand for our Obalon Navigation balloon. In addition, the Obalon Navigation balloon with the Obalon Touch Inflation Dispenser utilizes a different catheter and dispenser configuration from our current U.S. product, which we have limited experience manufacturing in commercial quantities. We have and may continue to encounter production delays or shortfalls caused by many factors, including the following:

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

•	our ability to produce commercial product that meets or exceeds our manufacturing specifications and release criteria;

•	production delays or stoppages caused by malfunction of production equipment and/or malfunction of the electrical, plumbing, ventilation, or cooling systems supporting our manufacturing facility;

•	production stoppages and/or product scrap caused by positive tests for objectionable organisms on our products;
As we have scaled manufacturing, we have experienced challenges in our ability to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon Balloon System and the recently commercialized Obalon Navigation System. If we continue to experience these challenges, our revenue could be impaired, our costs could increase, market acceptance for our product could be harmed and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture components of our Obalon Balloon System in quantities sufficient to meet expected demand would materially harm our business.
We depend on third-party suppliers, including single source suppliers, to manufacture some of our components and sub-assemblies, which could make us vulnerable to supply shortages, interruptions in production and price fluctuations that could harm our business.
We currently manufacture our Obalon Balloon System and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. We also rely on additional single source suppliers for components of our Obalon Navigation balloons and console. These components are critical to our current and future products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders, service and maintain equipment with customers. For example, given that our Obalon Balloon System is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.
In addition, our reliance on third-party suppliers for current and future products subjects us to a number of risks that could impact our ability to manufacture our products, service and maintain equipment with customers and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	damage to suppliers' facilities could interrupt supply;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;

•	inability to ensure the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delays in delivery by our suppliers due to changes in demand from us or their other customers;

•	our suppliers could attempt to manufacture products for our competitors using our intellectual property; and

•	decisions by suppliers to exit the medical device business or discontinue supplying us.
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
Historically, all of our international revenue was derived from sales to a single distributor that accounted for a significant amount of our revenue.
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. Sales to Bader represented 48.4% and 16.7% of our total revenue for the years ended December 31, 2018 and 2017, respectively. In the first quarter of 2019, we completed final shipments of the current generation product to Bader, and going forward we intend to focus our selling efforts on the United States. As a result, we do not anticipate additional international revenue in 2019. The significant reduction in revenue from Bader in 2019 will have a significant impact on our financial performance. The current agreement with Bader expires on December 31, 2019 and does not include the Obalon Navigation System. We are not automatically renewing the contract and, if we continued operations with Bader, we would have to negotiate a new agreement. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East.

We do not currently intend to devote significant additional resources in the near-term to market our Obalon Balloon System internationally, which will limit our potential revenue from our product.
Marketing our Obalon Balloon System outside of the United States would require substantial additional sales and marketing, regulatory and personnel expenses. As part of our longer-term product development and regulatory strategy, we may expand into other select international markets, but we do not currently intend to devote significant additional resources to market our Obalon Balloon System internationally. Our decision to market our product primarily in the United States in the near-term will limit our ability to reach all of our potential markets and will limit our potential sources of revenue. In addition, our competitors will have an opportunity to further penetrate and achieve market share outside of the United States until such time, if ever, that we devote significant additional resources to market our product internationally. We have not submitted to the Competent Authority for CE-marking of the Obalon Navigation System or Obalon Touch Inflation Dispenser.
The medical device industry, and the market for weight loss and obesity in particular, is highly competitive. If our competitors are able to develop and market products that are safer, more effective, easier to use or more readily adopted by patients and physicians, our commercial opportunities will be reduced or eliminated.
The medical device industry generally, and the market for weight loss devices specifically, are highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers and other factors. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the Lap-Band from Apollo Endosurgery, Inc. and currently sells that device worldwide). In addition, we are aware of at least two FDA approved liquid-filled balloon devices for treating overweight people, including both the ReShape Duo Balloon and the ORBERA Balloon, both of which are now owned by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences' Maestro device, which is intended to create weight loss by vagal nerve stimulation and Aspire Bariatrics' ApireAssist device. Gelesis is developing a hydrogel technology that is intended to expand in the stomach by absorbing water to create the feeling of satiety and is currently engaged in a U.S. clinical trial. BAROnova is developing a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. BAROnova completed enrollment of a U.S. clinical trial in January 2017 and submitted a PMA Application in July 2018. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.
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
We currently manufacture and assemble our Obalon Balloon System in our single manufacturing facility in Carlsbad, California. Our products consist of components sourced from a variety of contract manufacturers and suppliers, with final assembly completed at our facility. We recently begun, and have very limited experience, with commercial manufacturing of our next generation Obalon Navigation System console, Obalon Touch Inflation Dispenser and Obalon Navigation balloon, which could result in supply shortages or interruptions. The Obalon Navigation System console is entirely manufactured by a single source supplier and shipped to our single manufacturing facility in Carlsbad, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, hurricane, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products, particularly as the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems would require FDA review and approval of a PMA supplement.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. On January 2, 2019, Andrew Rasdal transitioned to the employee role of Executive Chair of the Board of Directors from Chief Executive Officer and Kelly Huang transitioned to the role of President and Chief Executive Officer. We do not currently maintain key personnel life insurance policies on any of our employees.
To execute our business and growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales and marketing personnel with experience selling and marketing directly to physicians and institutions and/or patients. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. In 2018 we accepted the resignation of our Vice President of Sales and Vice President of Marketing. In the fourth quarter of 2018, we hired a new Vice President of Marketing. We have also experienced turnover in our field sales force and marketing team. Replacing these individuals, and other executive officers and key employees that may depart has been difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices.
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
We have been growing rapidly in recent periods and have a relatively short operating history as a commercial company and a limited history as a commercial company selling in the United States. We intend to continue to grow our business and may experience periods of rapid growth and expansion. Future growth will impose significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to design and implement efficient, scalable processes. In addition, rapid and significant growth will place a strain on our administrative personnel, information technology systems, manufacturing operations, and other operational infrastructure. We must successfully expand our sales force to achieve broad market penetration and geographical coverage within the United States. We must also successfully increase manufacturing output to meet expected customer demand while still producing product that meets or exceeds our quality specifications. We have, and may continue to experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our expected growth in a cost-effective manner could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.
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
Our Obalon Balloon System and the Obalon Navigation System may in the future be subject to product recalls that could harm our reputation.
The FDA and similar governmental authorities in other countries have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects with the Obalon Balloon System and the Obalon Navigation System or deficiencies of other products in the intragastric balloon category. Recalls of our Obalon Balloon System would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would negatively affect our stock price.

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
We also may be subject to claims against us due to actions of others. We rely on physicians in connection with the placement of our Obalon balloon into patients. If these physicians are not properly trained, are negligent, or willfully decide not to follow the physicians' direction for use, the capabilities of our products may be diminished or the patient may suffer critical injury. We may face negative consequences from misconduct of physicians despite our best effort to remediate situations arising from negligence of the physicians and may also face negative consequences from nonconformity of patient therapy. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and raw materials. This risk exists even if a device or product is cleared or approved for commercial sale by the FDA or other foreign regulators and manufactured in facilities registered with and regulated by the FDA or an applicable foreign regulatory authority.
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
If there are significant disruptions in our information technology systems including a cybersecurity breach, our business, financial condition and operating results could be adversely affected.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory, product development tasks, quality assurance, clinical data, and customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or other catastrophic events. In addition, a variety of our software systems are cloud-based data management applications hosted by third-party service providers whose security and information technology systems are subject to similar risks. Numerous and evolving cybersecurity threats pose potential risks to the security of our information technology systems, networks and products, as well as the confidentiality and integrity of our data. A security breach could impact the use of such products and the security of information stored therein.
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
We provide limited product warranties against manufacturing defects of our products. Our product warranty requires us to repair defects arising from product design and production processes, and, if necessary, replace defective components. The future costs associated with our warranty claims are uncertain due to our limited commercialization experience with our current generation Obalon Balloon System and lack of commercial experience with our Obalon Navigation System and Obalon Touch Inflation Dispenser. Thus far, we have not accrued a significant liability contingency for potential warranty claims.
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
We are currently selling our product primarily to physicians and institutions in the United States. In connection with each sale, we typically provide credit to customers on a short-term basis with payment typically due within 30 days of invoicing. In the past we have experienced and may continue to experience the need to write off accounts receivable due to the inability to collect outstanding customer balances. The inability to collect accounts receivable has and may continue to have a negative impact on our results of operations.

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
At December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of approximately $122.2 million and $87.9 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $34.0 million of net operating losses generated in 2018. Federal net operating losses generated in 2018 carryover indefinitely and may be generally be used to offset up to 80% of future taxable income. We also had federal and California research and development tax credit carryforwards totaling $3 million and $2.4 million respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
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
RISKS RELATED TO REGULATORY APPROVAL
Even though we have received FDA approval of our PMA application and PMA supplements to commercially market the Obalon Balloon System and Obalon Navigation System in the United States, we will continue to be subject to extensive FDA regulatory oversight.
Our Obalon Balloon System and Obalon Navigation System are medical devices that are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. We will be required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
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
In addition, as a condition of approving a PMA application or PMA supplement, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at up to 15 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018. As part of our PMA-S approval of the Obalon Navigation System, we agreed with the FDA to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for over 3,600 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We anticipate patient enrollment to begin in 2019. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data, when post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. The current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Material modifications to our Obalon Balloon System and the Obalon Navigation System may require new premarket approvals and may require us to recall or cease marketing our Obalon Balloon System until approvals are obtained.
Once a medical device is approved, a manufacturer must notify the FDA of any modifications to the device. Any modification to a device that has received FDA approval that affects its safety or effectiveness requires approval from the FDA pursuant to a PMA supplement. An applicant may make a change in a device approved through a PMA without submitting a PMA supplement if the change does not affect the safety and effectiveness of the device and the change is reported to FDA in a post-approval periodic report required as a condition of approval. We may not be able to obtain additional premarket approvals for new products or obtain approval of PMA supplements for modifications to, or additional indications for, our Obalon Balloon System in a timely fashion, or at all. Delays in obtaining required future approvals would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. If we make additional modifications in the future that we believe do not or will not require additional approvals and the FDA disagrees and requires new approvals for the modifications, we may be required to recall and to stop selling or marketing our Obalon Balloon System as modified, which could harm our operating results and require us to redesign our Obalon Balloon System and the Obalon Navigation System. In these circumstances, we may be subject to significant enforcement actions.
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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA numerous times, the most recent of which occurred in 2017, which resulted in no observations. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, we can provide no assurance that we will continue to remain in compliance with the QSR. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

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
The successful commercialization of the Obalon Balloon System is dependent on the successful development and commercialization of future devices intended to improve the safety, efficacy, ease-of-use or cost of the Obalon Balloon System. A product we have under development includes a longer-term duration balloon, intended to remain in the stomach for up to twelve months.
We cannot assure you that this or other devices or improvements we develop will receive regulatory approval in the United States or in other regulatory jurisdictions outside the United States, including the Middle East or CE-Mark. A number of companies in the medical device field have suffered significant setbacks during evaluation due to lack of efficacy or unacceptable safety issues, notwithstanding promising preliminary results. Our failure to receive regulatory approval in jurisdictions outside the United States, in a timely manner or at all, could harm our financial results and ability to become profitable. Even if we obtain regulatory approval for one or more of these new products, the terms of such regulatory approval may limit our ability to successfully market the approved product.
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

As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at up to 15 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post-approval study in the second quarter of 2018. As part of our PMA-S approval of the Obalon Navigation System, we agreed with the FDA to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System as it relates to acute balloon placement including deployment. We anticipate patient enrollment to begin in 2019. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies, obtaining results different than our pivotal trial results or failure to comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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
In order to market our products in the European Union, the Middle East or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration. We currently do not have any approvals for the Obalon Navigation System and Obalon Touch Inflation Dispenser outside the U.S., including the Middle East and CE-Mark.
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
As of December 31, 2018, we held 19 issued U.S. patents and had 28 pending U.S. patent applications, as well as 31 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 52 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2036, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of December 31, 2018, we held two registered U.S. trademarks and 30 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and 11 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
We will need additional capital in the future to continue our planned operations in addition to the proceeds we received from our initial public offering in October 2016 and private placement in August 2018. Our alternative financing arrangements include an "at-the-market" offering program and the Lincoln Park Purchase Agreement. Upon execution of the Lincoln Park Purchase Agreement, we issued 228,180 commitment shares to Lincoln Park as a fee for its commitment to purchase shares of our common stock. The remaining shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions, including that the SEC has declared effective the registration statement related to the shares. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. To raise capital, we may utilize our alternative financing arrangements, sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, the anticipation of such sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. Persons who were our stockholders prior to our IPO and investors that purchased shares in our private placement continue to hold a substantial number of our common stock that many of them are now able to sell in the public market. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
As of December 31, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a majority of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are subject to securities class action litigation.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. We believe the complaint is without merit, and on December 4, 2018, we moved to dismiss the amended complaint. The court has scheduled a hearing for April 11, 2019 on the motion to dismiss.
Such litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current board directors or management.
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
ITEM 1B.     Unresolved Staff Comments
None.

ITEM 2.     Properties

Our principal executive offices are located in a 20,200 square foot facility in Carlsbad, California. The term of the lease for our facility extends through March 2022. Our facility houses our research and development, sales, marketing, manufacturing, finance and administrative activities. We believe that our current facilities are adequate for our current needs.

ITEM 3.     Legal Proceedings
From time to time, we are involved in legal proceedings in the ordinary course of business.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. We believe the complaint is without merit, and on December 4, 2018, we moved to dismiss the amended complaint. The court has scheduled a hearing for April 11, 2019 on the motion to dismiss.

ITEM 4.     Mine Safety Disclosures
None.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The NASDAQ Global Market on October 6, 2016 and trades under the symbol “OBLN.” Prior to October 6, 2016, there was no public market for our common stock.
Holders of Record
As of February 15, 2019, there were approximately 43 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
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

Through December 31, 2018, all of the net proceeds have been used primarily for the commercialization of our Obalon Balloon System, continued research and development efforts, working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Consolidated Financial Data
We have derived the following selected consolidated statement of operations data for the years ended December 31, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017	2016	2015
Consolidated statements of operations data:
Revenue:
Revenue	$9,101	$9,914	$—	$216
Revenue, related party	—	—	3,393	3,823
Total revenue	9,101	9,914	3,393	4,039
Cost of revenue	5,423	4,829	2,809	2,503
Gross profit	3,678	5,085	584	1,536
Operating expenses:
Research and development	10,697	10,647	9,872	12,978
Selling, general and administrative	29,946	28,829	10,217	3,491
Total operating expenses	40,643	39,476	20,089	16,469
Loss from operations	(36,965)	(34,391)	(19,505)	(14,933)
Interest expense, net	(226)	(135)	(477)	(549)
Loss from change in fair value of warrant liability	—	—	(466)	(34)
Other expense, net	(189)	(239)	(19)	(41)
Net loss	(37,380)	(34,765)	(20,467)	(15,557)
Other comprehensive income (loss)	5	(4)	(1)	5
Net loss and comprehensive loss	$(37,375)	$(34,769)	$(20,468)	$(15,552)
Net loss per share, basic and diluted(1)	$(1.96)	$(2.08)	$(4.85)	$(27.14)
Weighted-average common shares outstanding, basic and diluted(1)	19,036,693	16,717,106	4,221,893	573,181

(1)
See Note 4 to our audited financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2018	2017	2016	2015
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$23,735	$44,400	$75,475	$12,531
Working capital	11,416	41,744	73,469	8,236
Total assets	30,386	53,101	78,778	14,221
Term loan	9,930	9,922	9,881	9,841
Warrant liability	—	—	—	332
Convertible preferred stock	—	—	—	54,699
Accumulated deficit	(148,754)	(111,374)	(76,609)	(56,142)
Total stockholders’ equity (deficit)	13,107	35,113	64,305	(55,139)

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
OVERVIEW

We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat people who are obese and overweight. Our initial product offering is the Obalon Balloon System, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in patients with obesity. We believe the Obalon Balloon System offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients and physicians.

The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed in six-months after the first balloon is placed. The Obalon Balloon System has the potential to provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

We commenced commercialization of our prior generation Obalon balloon system in January 2017. The prior generation Obalon Balloon System consisted of a swallowable capsule that contains a balloon attached to a microcatheter, a hand-held inflation system referred to as EzFill and a pre-filled can of our proprietary mix of gas. Subsequent to our initial commercial launch, we obtained FDA approval for our Obalon Touch Inflation Dispenser and our Obalon Navigation System. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon. It utilizes magnetic resonance, rather than x-ray radiation, to track the Obalon balloon during placement and displays a dynamic real-time tracking of the balloon on a computer screen. Obalon Touch Inflation System is our next generation inflation system that will be used in conjunction with balloons place using the Obalon Navigation System. Together, the Obalon Navigation System and Obalon Touch Inflation Dispenser are intended to make balloon placement more reliable, safer, easier and less expensive. We intend to commence initial commercial shipments on the Obalon Navigation System and Obalon Touch Inflation Dispenser in the first quarter of 2019. We use the term Obalon Balloon System to refer to both our prior generation Obalon balloon system, and the latest generation that uses the Obalon Touch Inflation Dispenser and the Obalon Navigation System.

In January 2017, we commenced U.S. commercialization of our Obalon Balloon System through a direct sales force. We are selling the Obalon Balloon System on a self-pay, non-reimbursed basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. We are also selling to retail medical groups that have experience with cash-pay surgical and non-surgical products and procedures. Based on our product design and commercial data, we believe the Obalon Balloon System provides potentially attractive economics for patients and physicians. We expect to continue to focus our sales and marketing efforts primarily on selling our product in the United States through a direct sales force. Historically, we also sold a prior generation Obalon balloon system through a distributor in the Middle East. However, we recently completed final shipments to this distributor in the first quarter of 2019 and we do not expect any additional international revenue in 2019 given our primary focus on the United States. In 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually we will only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. If we cannot transition physicians who currently use the prior generation Obalon balloon system with x-ray technology to the Obalon Navigation System, we may experience a decline in sales.

Intragastric balloons represent a relatively new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon Balloon System as an important, growing and sustainable treatment for weight loss. We are currently employing a focused sales and marketing strategy to ensure our initial target accounts achieve clinical and economic success before launching more broadly in the U.S. and international markets. We expect to continue investing in various activities to develop the intragastric balloon market for the foreseeable future.

We also intend to continue to drive consumer awareness and interest in part through multiple efforts that may include digital, offline and social marketing. We estimate that there were more than 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018, up from more than 45 million views of our digital advertisements and more than 5 million views of our digital videos in 2017. We also estimate that visits to our website grew to 1.7 million in 2018 as compared to approximately 1.0 million unique visits in 2017, searches of our website for physicians capable of placing our Obalon Balloon System increased to over 580,000 in 2018 from over 400,000 searches in 2017. We also generated over 71,000 and 46,000 patient leads to our physician partners in the United States during 2018 and 2017, respectively.
We generated total revenue of $9.1 million and $9.9 million for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, our net loss was $37.4 million and $34.8 million, respectively. We have not been profitable since inception, and as of December 31, 2018, our accumulated deficit was $148.8 million. From inception through December 31, 2018, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and a subsequent private placement in August 2018, and, to a lesser extent, debt financing arrangements.
We expect to continue to incur net losses for the foreseeable future as we invest to develop the intragastric balloon market and commercialize our product in the United States, including supporting our sales and marketing efforts. We are also continuing our research and development efforts, including conducting clinical trials of products in development, focused on bringing future product improvements to market. We do not believe that our current available cash, cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. Therefore, substantial doubt exists at to our ability to continue as a going concern. We will need additional funding to pay expenses relating to our operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding may not be available to us on acceptable terms, or at all. Our failure to obtain sufficient funds on acceptable terms could have a material adverse effect on our business, results of operations or financial condition.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For fiscal years 2018 and 2017, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States and sales of our Obalon Balloon System to our Middle East distributor.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon Balloon System in the United States, which we anticipate will be our primary market. We expect that, as a result, total revenue will increase as we implement our U.S. sales strategy and our revenue from international sales will significantly decrease as a percentage of total revenue. However, to date we have experienced limited penetration of the U.S. market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the currently small and immature intragastric balloon market, acceptance of our current Obalon Balloon System and future generations by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends. The amount of and timing of revenue recognition may also be impacted by the customer incentive programs we decide to offer.
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
Cost of revenue and gross margin
Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. We expect cost of revenue to increase at a higher rate and the gross margin percentage to decrease with U.S. commercialization of the Obalon Navigation System due to higher costs associated with capital equipment, including the Obalon Navigation System Console and Obalon Touch Inflation Dispenser, and inefficiencies associated with manufacturing scale up for our new Obalon Navigation balloon and related components. Longer term, we expect cost of revenue to increase in absolute dollars to the extent our revenue grows but decrease as a percentage of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units produced.
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, geographic mix, product mix, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases, changes in the U.S. sales mix as a percentage of total sales and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs per unit and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we adopt new manufacturing processes and technologies, continue to introduce new products, expand manufacturing capacity when required, discontinue obsolete products and enter international markets. With the scale up of manufacturing to commercialize the Obalon Navigation System, we have experienced challenges in our ability to produce finished goods and we may not be able to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon Balloon System including the Obalon Navigation System and Obalon Navigation balloon.
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
We expense R&D costs as incurred. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop new products and enhance existing products and technologies. However, we expect R&D expenses as a percentage of total revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trial, FDA required post approval studies and other related activities.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We expect SG&A expenses to increase in absolute dollars but to vary as a percentage of total revenue for the foreseeable future as we continue to expand our sales and marketing infrastructure to drive and support anticipated growth in revenue.

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

Revenue recognition
We recognize revenue, in accordance with Accounting Standards Update, or ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when control of our product is transferred to our customers in an amount that reflects the consideration we expect to receive in exchange for those products. Our revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we transfer control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

Revenue is generated from sales of the Obalon Balloon System to physicians and institutions in the United States and to a distributor in the Middle East. We recognize revenue upon shipment of our product as our standard contract terms dictate that control transfers to the customer upon shipment of our product. Invoicing typically occurs upon shipment and the time period between invoicing and when payment is due is not significant. Sales taxes collected are excluded from revenues. Shipping charges billed to customers are included in revenue and related shipping cost is included in cost of revenue. Our revenue contracts do not provide for maintenance. Commissions are considered incremental costs to obtain a contract with a customer and paid to salespeople when contracts are executed. Commissions are recognized as a selling expense when incurred as the amortization period is one year or less.

The components of the Obalon Balloon System and the Obalon Navigation System are typically packaged in a kit and shipped to the customer at the same time, satisfying the majority of performance obligations in the contract. We recognize revenue for any unsatisfied, distinct performance obligations, such as undelivered components or support services, as they are satisfied based on the standalone selling price of each performance obligation. We estimate the standalone selling price of each performance obligation by estimating the expected cost of satisfying that performance obligation plus an appropriate margin. When we enter into contracts with multiple performance obligations, such obligations are generally satisfied within a short time frame of approximately three to six months after the contract execution date. We do not disclose the value of the unsatisfied performance obligations within our contracts.

We offer a swallow guarantee program in the United States where we may provide replacement balloons to customers when their patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. We consider the replacement balloons provided under this program as an additional performance obligation in the contract and defer revenue relating to the replacement balloons based on an expected swallow failure rate and then recognizes revenue when replacement balloons are provided.

We recognize revenue at the net sales price, which reflects the consideration we believe we are most likely to receive. The net sales price includes estimates of variable consideration for customer incentives and returns.  We reserve for product returns as a reduction to revenue in the period when the related revenue is recognized. We estimate our product returns based on historical return rates and specifically known events. Estimated costs of customer incentive programs are recorded at the time the incentives are offered, based on the specific terms and conditions of the program. Customer incentives that provide discounts to the customer on purchases of current or future product are recorded as a reduction of revenue in the period the related product revenue is recognized.  Any consideration payable to a customer is presumed as a reduction to revenue unless we can demonstrate that the consideration provided to the customer is in exchange for a distinct good or service. Actual amounts of consideration ultimately received may differ from our estimates.  If actual results vary from our estimates, we would adjust these estimates, which would impact net product revenue and results of operations in the period such variances become known.

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
RESULTS OF OPERATIONS

	Year ended December 31,
	2018	2017
Consolidated statements of operations data:
Revenue	$9,101	$9,914
Cost of revenue	5,423	4,829
Gross profit	3,678	5,085
Operating expenses:
Research and development	10,697	10,647
Selling, general and administrative	29,946	28,829
Total operating expenses	40,643	39,476
Loss from operations	(36,965)	(34,391)
Interest expense, net	(226)	(135)
Other expense, net	(189)	(239)
Net loss	(37,380)	(34,765)
Other comprehensive income (loss)	5	(4)
Net loss and comprehensive loss	$(37,375)	$(34,769)
Comparison of years ended December 31, 2018 and 2017
Revenue.    Revenue decreased $0.8 million to $9.1 million during the year ended December 31, 2018, compared to $9.9 million during the year ended December 31, 2017. The revenue decrease was primarily due to a $3.6 million decrease in U.S. revenue, partially offset by a $2.8 million increase in sales to our Middle East distributor. While the total number of balloon units sold increased period over period, a decrease in revenues resulted from lower balloon units sold in the United States, coupled with a lower average world-wide selling price. U.S. sales decreased despite a $1.1 million increase in sales to a single customer, which was our second largest customer for 2018. We do not expect future sales to this customer. This decrease was partially offset by an increase in balloon units sold that was primarily attributable to the initiation of commercialization of the six-month balloon to our Middle East distributor which began in the third quarter of 2017.
Cost of revenue and gross profit.    Cost of revenue increased $0.6 million to $5.4 million during the year ended December 31, 2018, compared to $4.8 million during the year ended December 31, 2017. This increase was primarily attributable to an increase in overhead costs associated with manufacturing, payroll related expenses, an increase in materials costs associated with higher volumes sold, and an increase in inventory reserve related to the preparation for the Obalon Navigation System and Obalon Touch Inflation Dispenser launch. Gross profit decreased $1.4 million to $3.7 million during the year ended December 31, 2018, compared to $5.1 million during the year ended December 31, 2017. Gross profit as a percentage of revenue decreased to 40.4% during the year ended December 31, 2018, compared to 51.3% during the year ended December 31, 2017. This was attributable to geographic mix, as sales to our Middle East distributor are sold at a lower average selling transfer price, coupled with the increase in inventory reserve related to the preparation for the Obalon Navigation System launch.
Research and development expenses.    R&D expenses increased $0.1 million to $10.7 million during the year ended December 31, 2018, compared to $10.6 million during the year ended December 31, 2017. This increase was due primarily to increases in stock compensation expense of $0.7 million and clinical trial expense of $0.3 million for our next generation products, including Obalon Navigation System and Obalon Touch Inflation Dispenser. This was partially offset by decreases in supplies and outside processing expenses of $0.9 million.
Selling, general and administrative expenses.    SG&A expenses increased $1.1 million to $29.9 million during the year ended December 31, 2018, compared to $28.8 million during the year ended December 31, 2017. This was attributable to a $1.6 million increase in legal, accounting fees and other charges incurred related to the investigation by our audit committee of whistleblower allegations utilizing outside counsel and a forensic accounting firm and securities litigation costs, an increase of $0.7 million in stock compensation expense, and an increase of $0.6 million in bad debt expense. This increase was partially offset by the impact of $1.9 million in charges relating to litigation settlements for alleged patent infringement during the year ended 2017 for which there was no similar expense in 2018. Approximately $1.6 million of the litigation settlement charges was non-cash expense relating to the fair value of shares of our common stock that we issued as consideration for the settlement.
Interest expense, net.    Interest expense, net increased $0.1 million to $0.2 million during the year ended December 31, 2018, compared to $0.1 million during the year ended December 31, 2017. This increase was attributable to the increase in the prime rate during the year ended December 31, 2018 compared to the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2018, we had cash, cash equivalents and short-term investments of $23.7 million and an accumulated deficit of $148.8 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and a subsequent private placement in August 2018, and, to a lesser extent, the incurrence of debt. As of December 31, 2018, we had $10.0 million in debt outstanding with Pacific Western Bank (as successor in interest to Square 1 Bank), with the ability to borrow an additional $10.0 million until July 9, 2019. During the first quarter of 2019, we subsequently drew down on the remaining $10.0 million tranche for total debt outstanding of $20.0 million. We do not believe that our current available cash, cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. Therefore, substantial doubt exists as to our ability to continue as a going concern.
Equity Distribution Agreement
On December 27, 2018, we entered into the Equity Distribution Agreement, with Canaccord, pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $10 million through Canaccord, as our sales agent. Any shares sold pursuant to the Equity Distribution Agreement will be freely tradeable unless purchased by one of our affiliates.

We will pay Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by us and indemnification obligations of us and Canaccord as well as certain termination rights for both us and Canaccord. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of our common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float.

Lincoln Park Purchase Agreement

On December 27, 2018, we entered into a Purchase Agreement and Registration Rights Agreement, with Lincoln Park Capital Fund LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of our common stock, over the 36-month period commencing on effectiveness of the registration statement related to the shares, which we expect to occur on or about the date we file this Annual Report on Form 10-K.

Under purchase agreement, on any business day selected by us on which the closing price of our common stock is not less than $0.50 per share (subject to standard anti-dilution adjustments), we may direct Lincoln Park to purchase up to 50,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the common stock is not below $2.00 on the purchase date (subject to standard anti-dilution adjustments) (ii) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date (subject to standard anti-dilution adjustments) and (iii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $4.00 on the purchase date (subject to standard anti-dilution adjustments). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding (which is approximately 4,654,694 shares based on 23,285,112 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $2.244, which was the average closing price of our common stock for the five trading days ending on the trading day immediately preceding the date, plus an incremental amount of $0.1157 for the commitment shares we issued to Lincoln Park. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

We issued to Lincoln Park 228,180 shares of common stock as commitment shares in consideration for entering into the purchase agreement. As of December 31, 2018, we have not sold any shares under the purchase agreement.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, we executed the fifth amendment to the loan and security agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. As of December 31, 2018, we had $10.0 million in outstanding borrowings under the loan and security agreement. During the first quarter of 2019, we subsequently drew down on the remaining $10.0 million tranche. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5.0%, and matures in July 2022. As the prime rate was 5.5% as of December 31, 2018, the interest rate on the debt was 7.0% as of December 31, 2018.
The Loan Amendment provides for an interest-only period through July 9, 2019, followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. These, and other covenants under the agreement, may make it difficult to operate our business. As of December 31, 2018, we were in compliance with all covenants under the loan and security agreement. However, we do not believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. If we are unable to raise additional capital and the cash balance in our accounts with the lender falls below the amount of outstanding debt, we would be in default. If an event of default is triggered, including this minimum cash balance covenant, and we do not obtain a waiver, the lender can, among other things, accelerate the entire outstanding amount of the debt and exercise its remedies on certain of our assets as secured party, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us becoming insolvent. Due to our current cash flow position, the substantial doubt about our ability to continue as a going concern, and the requirement under the loan and security agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the term loan, we reclassified the long-term portion of the term loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

We are also required to deposit into such accounts a portion or all of the net proceeds from our next equity offering, which we satisfied in connection with the completion of the private placement in August 2018. Even if the cash in our accounts maintained with the bank falls below the total amount of outstanding debt under the loan and security agreement, we are not restricted from using the funds in the ordinary course of business; however, we would be in default under the terms of the loan and security agreement.
We expect to incur substantial expenditures in the next twelve months to continue developing the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. In particular, we expect our costs and expenses to increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a direct sales force, the expansion of our manufacturing capacity, and efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to continue to incur substantial costs as a result of operating as a public company. We do not believe that our current available cash, cash equivalents and short-term investments and draw on our term loan will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date. Therefore, substantial doubt exists about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.
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

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year ended December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(29,432)	(30,624)
Investing activities	19,517	(21,856)
Financing activities	9,994	613
Net increase (decrease) in cash and cash equivalents	$79	$(51,867)
Net cash used in operating activities
During the year ended December 31, 2018, net cash used in operating activities was $29.4 million, consisting primarily of a net loss of $37.4 million, partially offset by a decrease in net operating assets of $2.6 million primarily related to a decrease in accounts receivable, partially offset by a decrease in accrued compensation. These items were further offset by non-cash charges of $5.4 million, consisting primarily of stock-based compensation expense and depreciation expense.
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
Net cash provided by (used in) investing activities
During the year ended December 31, 2018, net cash provided by investing activities was $19.5 million, consisting primarily of maturities of short-term investments, partially offset by purchases of short-term investments and capital expenditures.
During the year ended December 31, 2017, net cash used in investing activities was $21.9 million, consisting primarily of purchases of short-term investments, partially offset by maturities of short term investments.
Net cash provided by financing activities
During the year ended December 31, 2018, net cash provided by financing activities was $10.0 million, consisting primarily of proceeds from issuance of common stock (net of issuance costs) of $9.8 million and proceeds from purchases of common stock pursuant to our Employee Stock Purchase Plan.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See “Notes to the Consolidated Financial Statements-Note 2-Recent Accounting Pronouncements” of our annual financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
ITEM 8.     Financial Statements and Supplementary Data
The financial statements and supplemental data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2018.
This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an Emerging Growth Company as of December 31, 2018, as defined in JOBS Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     Other Information

In December 2018, our Compensation Committee approved the grant of a restricted stock unit award to Mr. Rasdal, effective January 2, 2019, with respect to a number of restricted stock units equal to $200,000, divided by the closing price of our common stock on January 2, 2019. The award will vest in full on January 2, 2020, subject to Mr. Rasdal’s continued service through such date, and was granted pursuant to a form of award agreement providing for a deferral of payment such that the shares subject to the award will be settled on the earliest of: (i) January 2, 2022; (ii) a “change of control event” for purposes of Section 409A of the Internal Revenue Code; and (iii) a “separation from service” within the meaning of Section 409A of the Internal Revenue Code.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Obalon Therapeutics, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Obalon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.
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
San Diego, California
February 22, 2019

OBALON THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$21,187	$21,108
Short-term investments	2,548	23,292
Accounts receivable, net	870	4,223
Inventory	1,580	1,418
Other current assets	2,462	1,714
Total current assets	28,647	51,755
Property and equipment, net	1,739	1,346
Total assets	$30,386	$53,101
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,159	$1,276
Accrued compensation	3,805	4,494
Deferred revenue	352	510
Other current liabilities	1,985	1,773
Current portion of long-term loan	9,930	1,958
Total current liabilities	17,231	10,011
Deferred rent	48	13
Long-term loan, excluding current portion	—	7,964
Total long-term liabilities	48	7,977
Total liabilities	17,279	17,988

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 and 300,000,000 shares authorized at December 31, 2018 and December 31, 2017; 23,513,292 and 17,500,604 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	23	18
Additional paid-in capital	161,838	146,474
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(148,754)	(111,374)
Total stockholders’ equity	13,107	35,113
Total liabilities and stockholders’ equity	$30,386	$53,101

See accompanying notes to consolidated financial statements

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Year ended December 31,
	2018	2017
Revenue:
Revenue	$9,101	$9,914
Total revenue	9,101	9,914
Cost of revenue	5,423	4,829
Gross profit	3,678	5,085
Operating expenses:
Research and development	10,697	10,647
Selling, general and administrative	29,946	28,829
Total operating expenses	40,643	39,476
Loss from operations	(36,965)	(34,391)
Interest expense, net	(226)	(135)
Other expense	(189)	(239)
Net loss	(37,380)	(34,765)
Other comprehensive income (loss)	5	(4)
Net loss and comprehensive loss	$(37,375)	$(34,769)
Net loss per share, basic and diluted	$(1.96)	$(2.08)
Weighted-average common shares outstanding, basic and diluted	19,036,693	16,717,106

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2016	16,773,205	$17	$140,898	$(1)	$(76,609)	$64,305
Stock-based compensation	—	—	3,241	—	—	3,241
Issuance of common stock for cash upon exercise of stock options	84,433	—	184	—	—	184
Vesting of early exercised stock options	—	—	116	—	—	116
Issuance of common stock under ESPP	53,758	—	429	—	—	429
Issuance of common stock pursuant to legal settlements	175,000	—	1,606	—	—	1,606
Issuance of restricted stock awards	414,208	1	—	—	—	1
Unrealized loss on short term investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(34,765)	(34,765)
Balance at December 31, 2017	17,500,604	$18	$146,474	$(5)	$(111,374)	$35,113
Stock-based compensation	—	—	4,693	—	—	4,693
Issuance of common stock for cash upon exercise of stock options	45,805	—	53	—	—	53
Vesting of early exercised stock options	—	—	57	—	—	57
Issuance of common stock under ESPP	45,255	—	148	—	—	148
Issuance of common stock, net of issuance costs	5,722,686	5	10,413	—	—	10,418
Issuance of restricted stock awards, net of cancellations	198,942	—	—	—	—	—
Unrealized gain on short term investments	—	—	—	5	—	5
Net loss	—	—	—	—	(37,380)	(37,380)
Balance at December 31, 2018	23,513,292	$23	$161,838	$—	$(148,754)	$13,107

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2018	2017
Operating activities:
Net loss	$(37,380)	$(34,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	581	330
Stock-based compensation	4,693	3,241
Fair value of stock issued for legal settlements	—	1,606
Loss on disposal of fixed assets	107	—
Amortization of investment premium, net	(50)	18
Amortization of debt discount	37	42
Change in operating assets and liabilities:
Accounts receivable, net	3,353	(4,223)
Accounts receivable from related party	—	515
Inventory	(162)	(591)
Other current assets	98	(470)
Accounts payable	70	624
Accrued compensation	(689)	1,997
Deferred revenue	(158)	389
Other current and long-term liabilities	68	663
Net cash used in operating activities	(29,432)	(30,624)
Investing activities:
Purchases of short-term investments	(9,102)	(94,613)
Maturities of short-term investments	29,901	73,800
Purchase of property and equipment	(1,282)	(1,043)
Net cash provided by (used in) investing activities	19,517	(21,856)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,823	—
Fees paid in connection with fifth amendment to loan and security agreement	(30)	—
Proceeds from common stock issued under employee stock purchase plan	148	429
Proceeds from sale of common stock upon exercise of stock options	53	184
Net cash provided by financing activities	9,994	613
Net increase (decrease) in cash and cash equivalents	79	(51,867)
Cash and cash equivalents at beginning of period	21,108	72,975
Cash and cash equivalents at end of period	$21,187	$21,108
Supplemental cash flow information:
Interest paid	$642	$562
Income taxes paid	$7	$2
Property and equipment in accounts payable	$201	$83
Fair value of commitment shares issued	$595	$—
Unpaid issuance costs	$250	$—
See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The Company
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
Basis of Presentation
The consolidated financial statements include the accounts of Obalon Therapeutics, Inc., and its wholly owned subsidiary, Obalon Therapeutics, LLC, which was dissolved in 2017 and had no activity during the years ended December 31, 2018 and 2017.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s principal operations are located in Carlsbad, California and it operates in one business segment.
Liquidity
As of December 31, 2018, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $9.1 million and $9.9 million for the years ended December 31, 2018 and 2017, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of December 31, 2018, its accumulated deficit was $148.8 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO), and a subsequent private placement, and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to build its sales and marketing organization, and continues research and development efforts. As a result, there is substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of the consolidated financial statements for the year ended December 31, 2018.
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
The Company plans to use proceeds from the Equity Distribution Agreement and the Lincoln Park Purchase Agreement to the extent needed to fund operations. If the Company is unable to execute against its strategic plan, the Company may be required to delay the development of one or more of their products, delay clinical trials necessary to market their products, or delay establishment or expansion of sales and marketing capabilities. See Note 8 for further detail regarding the 2018 equity financing transactions.
Private Placement
In August 2018, the Company sold 5,494,506 shares of its common stock pursuant to a securities purchase agreement (the "Purchase Agreement") for aggregate gross proceeds of $10.0 million in connection with a private placement financing transaction (the "Private Placement").
Equity Distribution Agreement
In December 2018, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement"), with Canaccord Genuity LLC ("Canaccord"), pursuant to which the Company may, from time to time, sell shares of its common stock, par value $0.001 per share (the "ATM Shares"), having an aggregate offering price of up to $10 million through Canaccord, as its sales agent.

Lincoln Park Purchase Agreement
In December 2018, the Company entered into a purchase agreement (the "Lincoln Park Purchase Agreement"), and a registration rights agreement, (the "Registration Rights Agreement"), with Lincoln Park Capital Fund, LLC ("Lincoln Park"), pursuant to which Lincoln Park has committed to purchase up to $20.0 million of the Company's common stock, $0.001 par value per share (the "Common Stock").
Subsequent to December 31, 2018, the Company drew down $10.0 million on the second tranche under its loan and security agreement with Pacific Western Bank for a total outstanding amount of $20.0 million.
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
Short-Term Investments
The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses, if any, reported as a component of other comprehensive loss within the consolidated statements of operations and comprehensive loss. All of the Company’s short-term investments are U.S. Treasury notes with maturities of less than one year. For the years ended December 31, 2018 and 2017, unrealized gains and losses were immaterial amounts, respectively. Realized gains and losses would be calculated on the specific-identification method and recorded as interest income. There have been no material realized gains and losses for the years ended December 31, 2018 and 2017. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

Accounts Receivable
Receivables are unsecured and are carried at net realizable value including an allowance for estimated uncollectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical expense, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. The Company’s allowance for doubtful accounts was $0.7 million and $0.2 million at December 31, 2018 and 2017, respectively.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Year ended December 31,
	2018	2017
Single largest customer:*
Revenue	48.4%	16.7%
Accounts receivable	—%	17.4%
Second largest customer:
Revenue	14.1%	1.4%
Accounts receivable	0.7%	—%

*The Company's largest customer for the years ended December 31, 2018 and 2017 was its Middle East distributor. There were no other international sales aside from sales to this distributor for the years ended December 31, 2018 and 2017.
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

Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company did not recognize any material impairment losses for the respective years ended December 31, 2018 and 2017.
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
Revenue recognition
The Company recognizes revenue, in accordance with ASC 606, when control of its products is transferred to its customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company's revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

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

The components of the Obalon Balloon System are typically packaged in a kit and shipped to the customer at the same time, satisfying the majority of performance obligations in the contract. The Company recognizes revenue for any unsatisfied, distinct performance obligations, such as undelivered components, as they are satisfied based on the standalone selling price of each performance obligation. The Company estimates the standalone selling price of each performance obligation by estimating the expected cost of satisfying that performance obligation plus an appropriate margin. When the Company enters into contracts with multiple performance obligations, such obligations are generally satisfied within a short time frame of approximately three to six months after the contract execution date. The Company does not disclose the value of the unsatisfied performance obligations within its contracts.

The Company offers a swallow guarantee program in the United States where it may provide replacement balloons to customers when their patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. The Company considers the replacement balloons provided under this program as an additional performance obligation in the contract and defers revenue relating to the replacement balloons based on an expected swallow failure rate and then recognizes revenue when replacement balloons are provided.

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
It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The warranty expense as of December 31, 2018 and 2017 was $0.1 million and immaterial, respectively.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense. Advertising costs for the years ended December 31, 2018 and 2017 were approximately $3.8 million and $2.9 million, respectively.
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

Potentially dilutive common stock equivalents are comprised of warrants, if material, unvested restricted stock awards (RSAs), and unexercised stock options outstanding under the Company's equity plan.

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

•
Prior to December 31, 2017, the Company presented the reserve for expected sales returns as a decrease to its accounts receivable balance. Under ASC 606, the Company accounts for expected sales returns as a refund liability and presents the reserve for sales returns as a current liability in its consolidated financial statements with a corresponding asset if the returned item is expected to be re-sold. The adoption of ASC 606 resulted in an immaterial transition adjustment related to this reserve. This reclassification did not have an impact on the results of operations. The reserve for sales returns was $0.2 million at December 31, 2018.

Overall, the cumulative effect of applying the new revenue standard to all incomplete contracts as of January 1, 2018 was not material and, therefore, did not result in an adjustment to retained earnings. Although there was no material impact compared to the previous accounting guidance to the consolidated financial statements for the year ended December 31, 2018 due to the adoption of ASC 606, the adoption of this standard resulted in increased disclosure requirements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. This ASU is effective for the Company on January 1, 2019 with early adoption permitted, although no earlier than the adoption date of Topic 606. The Company elected to early adopt this ASU in the quarter ended June 30, 2018, which did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. This ASU provides companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements. The Company will elect the optional method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company is in the process of completing its evaluation of the effect that the adoption of this ASU will have on its financial statements. The Company currently believes the most significant change will be related to the recognition of a new right-of-use asset and lease liability at January 1, 2019 on the Company's consolidated balance sheet for its real estate operating lease.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance will be effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating this guidance to determine the impact, if any, it may have on its consolidated financial statements.

3.    Fair Value Measurements
Instruments Recorded at Fair Value on a Recurring Basis
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash Equivalents
Money Market Funds	21,187	21,187	—	—
Short-term investments:
U.S. Treasury bonds	$2,548	$2,548	$—	$—
Total assets	$23,735	$23,735	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash Equivalents
Money Market Funds	$12,115	$12,115	—	—
U.S. Treasury bonds	8,993	8,993	—	—
Short-term investments:
U.S. Treasury bonds	$23,292	$23,292	—	—
Total assets	$44,400	$44,400	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2018 and 2017.

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

4.    Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Year ended December 31,
	2018	2017
Net loss	$(37,380)	$(34,765)
Weighted-average common shares outstanding, basic and diluted	19,036,693	16,717,106
Net loss per share, basic and diluted	$(1.96)	$(2.08)
The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2018	2017
Stock options to purchase common stock	383,515	886,526
Total	383,515	886,526

5.    Balance Sheet Details
Short-term investments consist of the following (in thousands):

	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2018:
U.S. Treasury bonds	1 year or less	$2,548	$—	$—	$2,548
	Maturity (in years)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2017:
U.S. Treasury bonds	1 year or less	$23,295	$—	$(3)	$23,292
Inventory consists of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$1,090	$1,046
Work in process	288	127
Finished goods	202	245
Total	$1,580	$1,418
Other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$2,329	$1,514
Interest receivable	12	85
Other assets	121	115
Total	$2,462	$1,714
Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Computer hardware	$410	$397
Computer software	274	392
Leasehold improvements	405	238
Furniture and fixtures	178	160
Scientific equipment	1,921	1,354
Construction in progress, or CIP	530	220
	3,718	2,761
Less: accumulated depreciation	(1,979)	(1,415)
Total	$1,739	$1,346

Depreciation expense for the years ended December 31, 2018 and 2017 was $0.6 million and $0.3 million for each period, respectively.

Other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued legal and professional fees	624	289
Accrued customer incentives	467	558
Accrued sales and other taxes	132	167
Accrued marketing expenses	—	60
Other accrued expenses	762	699
Total	$1,985	$1,773
6.    Term Loan
In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. As of December 31, 2018, the Company had $10.0 million in outstanding borrowings under the Loan Agreement. During the first quarter of 2019, the Company subsequently drew down on the remaining $10.0 million tranche. See Note 12 for further detail. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5.0%, and matures in July 2022. As the prime rate was 5.5% as of December 31, 2018, the interest rate on the debt was 7.0% as of December 31, 2018. The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. The Loan Agreement may be prepaid in full at any time with no additional cost.
The present value of the future cash flows under the Loan Amendment terms did not exceed the present value of the future cash flows under the previous Loan Amendment terms by more than 10%. As such, the Company treated this amendment as a modification and recorded the associated immaterial facility fee as a discount to the Loam Amendment. The loan fees paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreement held with Pacific Western Bank are amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. In addition, the Company is required to deposit into such accounts a portion or all of the net proceeds from its next equity offering, which the Company satisfied in connection with the completion of the private placement in August 2018. These, and other covenants under the Loan Agreement, may make it difficult to operate the Company's business. As of December 31, 2018, the Company was in compliance with all covenants under the loan and security agreement. However, the Company does not believe that its current available cash, cash equivalents and short-term investments will be sufficient to fund its planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date. If the Company is unable to raise additional capital and the cash balance in its accounts with its lender falls below the amount of outstanding debt, the Company would be in default. If any event of default is triggered, including this minimum cash balance covenant, and the Company does not obtain a waiver from the lender, the lender can, among other things, accelerate the entire outstanding amount of the debt, which could significantly deplete its cash resources, cause it to raise additional capital at unfavorable terms, require it to sell portions of the business or result in it becoming insolvent. Due to the Company's current cash flow position, the substantial doubt about its ability to continue as a going concern, and the requirement under the Loan Agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the Loan Agreement, the Company reclassified the long-term portion of the term loan to current. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.

Total long-term loan and unamortized debt discount balances are as follows (in thousands):

December 31, 2018
Face value	$10,000
Less: unamortized debt issuance costs	(70)
Total term loan	$9,930
Less: current portion of long-term loan	(9,930)
Total long-term loan, excluding current portion	$—
As of December 31, 2018, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2019	1,389
December 31, 2020	3,333
December 31, 2021	3,333
December 31, 2022	1,945
Total future principal payments due under the Loan Agreement	$10,000
7.    Stock-Based Compensation
Equity Incentive Plans
On October 4, 2016, the 2016 Equity Incentive Plan, or the 2016 Plan, became effective. The 2016 Plan serves as a successor to the 2008 Plan. The 2016 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. The Company reserved 1,956,562 shares of common stock for issuance under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan will increase automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by the number of shares equal to 4% of the total outstanding shares of the Company's common stock and common stock equivalents as of the immediately preceding December 31. At December 31, 2018, 1,089,885 shares remained available for future grant under the 2016 Plan.
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
The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2018	2017
Cost of revenue	$96	$115
Research and development	1,141	406
Selling, general and administrative	3,456	2,720
Total	$4,693	$3,241
Unrecognized stock-based compensation expense at December 31, 2018 was approximately $5.6 million, which is expected to be recognized over a weighted-average term of 1.8 years.
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
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Year ended December 31,
	2018	2017
Assumed risk-free interest rate (1)	2.31%- 3.10%	1.81%- 2.23%
Assumed volatility (2)	53.95%-55.44%	55.11%-58.97%
Expected option life (3)	5.0-6.1 years	6.1 years
Expected dividend yield (4)	—%	—%

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

(4) The expected dividend yield was zero as the Company has not historically issued dividends and does not expect to do so in the foreseeable future.
The following table summarizes stock option transactions for the Plan for the year ended December 31, 2018
(in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,979,285	$6.49
Options granted	1,640,589	4.78
Options exercised	(45,805)	1.16
Options canceled	(1,214,021)	6.22
Outstanding at December 31, 2018	3,360,048	5.83	8.0	$535
Vested and expected to vest at December 31, 2018	3,174,081	$5.81	8.0	$531
Vested and exercisable at December 31, 2018	1,634,506	$5.99	7.2	$483
The weighted-average fair value of options granted during the year ended December 31, 2018 was $2.54. The intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $0.1 million and $0.6 million, respectively.
All options outstanding under the previous 2008 Plan are exercisable under the early exercise provisions of the Plan. Options granted under the Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. There were no options early exercised for the years ended December 31, 2018 and 2017. For prior early exercised options, 67,938 shares remain unvested with a related liability of $0.1 million recorded under other current liabilities on the Company’s consolidated balance sheet as of December 31, 2018.
Restricted Stock Awards
During fiscal year 2017, the Company began granting restricted stock awards to certain employees. The following table summarizes restricted stock award transactions for the year ended December 31, 2018:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2017	413,000	$9.98
Awards granted	425,942	4.10
Awards vested	—	—
Awards canceled	(227,000)	10.00
Outstanding at December 31, 2018	611,942	$5.89
The Company's current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company's common stock on the grant date. Stock-based compensation expense related to restricted stock awards was $1.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively, and is included in total stock-based compensation expense previously disclosed. This expense is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan
On October 5, 2016, the 2016 Employee Stock Purchase Plan, or ESPP, became effective. The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company reserved 521,514 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP will increase automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. During the years ended December 31, 2018 and 2017, the company issued 45,255 and 53,758 shares of common stock pursuant to the ESPP, respectively, and received proceeds of $0.1 million and $0.4 million, respectively. Stock compensation expense related to the ESPP was $0.2 million for the years ended December 31, 2018 and 2017, and is included in total stock compensation expense disclosed above.
8.    Stockholders’ Equity

In June 2018, the Company amended its certificate of incorporation to reduce the authorized number of shares of common stock from 300,000,000 to 100,000,000.

Private Placement

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

The Company incurred $0.2 million of legal, accounting, registration and other professional fees related to the private placement. These amounts were charged against the proceeds upon completion of the private placement.

Equity Distribution Agreement

On December 27, 2018, the Company entered into the Equity Distribution Agreement, with Canaccord, pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $10.0 million through Canaccord, as the Company's sales agent.

The Company will pay Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by the Company and indemnification obligations of the Company and Canaccord as well as certain termination rights for both the Company and Canaccord. The Company has no obligation to sell any ATM Shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of the Company's common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Company's ATM program, is limited to an aggregate of one-third of its public float.

The Company incurred $0.2 million of legal, accounting and other professional fees related to the Equity Distribution Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of December 31, 2018 and will be charged against paid-in capital upon future proceeds from the sale of common stock under the Equity Distribution Agreement. As of December 31, 2018, the Company has not sold any shares under the Equity Distribution Agreement.

Lincoln Park Purchase Agreement

On December 27, 2018, the Company entered into the Lincoln Park Purchase Agreement and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park, pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of the Company's common stock, over the 36-month period commencing on the effectiveness of the registration statement related to the shares, which the Company expects to occur on or about the filing of its Annual Report on Form 10-K for the year ended December 31, 2018.

Under the Lincoln Park Purchase Agreement, on any business day selected by the Company on which the closing price of its common stock is not less than $0.50 per share (subject to “standard anti-dilution adjustments”), the Company may direct Lincoln Park to purchase up to 50,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the common stock is not below $2.00 on the purchase date (subject to standard anti-dilution adjustments) (ii) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date (subject to standard anti-dilution adjustments) and (iii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $4.00 on the purchase date (subject to standard anti-dilution adjustments). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of the Company's common stock immediately preceding the time of sale without any fixed discount. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Lincoln Park Purchase Agreement.

Depending on the prevailing market price of our common stock, the Company may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, under the rules of the Nasdaq Capital Market, in no event may the Company issue more than 19.99% of its shares outstanding (which is approximately 4,654,694 shares based on 23,285,112 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless the Company obtains stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $2.244, which was the average closing price of the Company's common stock for the five trading days ending on the trading day immediately preceding the date, plus an incremental amount of $0.1157 for the commitment shares the Company issued to Lincoln Park. The Company is not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach the its obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of the Company's common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of the Company's common stock. The Company's inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on its business.

The Company incurred $0.7 million of commitment shares issued, legal, accounting, registration and other professional fees related to the Lincoln Park Purchase Agreement These amounts are included as deferred charges within other current assets on the Company's balance sheet as of December 31, 2018 and will be charged against paid-in capital upon future proceeds from the sale of common stock under the Lincoln Park Purchase Agreement. As of December 31, 2018, the Company has not sold any shares under the Lincoln Park Purchase Agreement.
Outstanding Warrants
The following equity classified warrants were outstanding as of December 31, 2018:

	Shares	Weighted- average exercise price	Issuance date	Expiration date
Common stock warrants	24,224	$6.1918	Feb 24, 2012	Feb 24, 2019

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at December 31, 2018:

Stock options issued and outstanding	3,360,048
Authorized for future option and award grants	1,089,885
Authorized for future issuance under ESPP	476,259
Warrants outstanding	24,224
Total	4,950,416

9.    Income Taxes
The income tax provision (benefit) consists of the following (in thousands):

	Year ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	11	10
Foreign	—	—
Total current provision	11	10
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision	—	—
Income tax provision (benefit)	$11	$10
The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate as of December 31, 2018 and 2017 are as follows (in thousands):

	Year ended December 31,
	2018	2017
Federal provision (benefit)
At statutory rates	$(7,848)	$(11,820)
State taxes, net of federal	—	—
Change in valuation allowance	7,859	11,830
Foreign operations	—	—
Income tax provision (benefit)	$11	$10
Significant components of the Company’s deferred tax assets are as shown below:

	Year ended December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$28,708	$20,795
Tax credits	4,898	3,747
Capitalized research and development costs	2,566	3,720
Other	2,458	1,808
Total gross deferred tax assets	38,630	30,070
Less valuation allowance	(38,630)	(30,070)
Total deferred tax assets	$—	$—
A valuation allowance of $38.6 million and $30.1 million as of December 31, 2018 and 2017, respectively, has been established to offset the deferred tax assets as realization of such assets are uncertain.
At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $122.2 million and $87.9 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $34.0 million of net operating losses generated in 2018. Federal net operating losses generated in 2018 carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has federal and California research and development tax credit carryforwards totaling $3.0 million and $2.4 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon an audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2018 and 2017, the Company had unrecognized tax benefits of $3.6 million and $2.1 million, respectively. There are no unrecognized tax benefits included on the consolidated balance sheet that would, if recognized, impact the effective tax rate, given the valuation allowance recorded against the deferred tax assets. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2018	2017
Balance at January 1	$2,128	$—
Additions based on tax positions related to current year	1,513	449
Additions based on tax positions related to prior years	—	1,679
Reductions for tax positions related to prior years	(32)	—
Balance at December 31	$3,609	$2,128
The Company is subject to taxation in the United States and various state jurisdictions. Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by the federal or any state tax authority.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $13.3 million. Due to the

Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount. There were no changes made in 2018 to our 2017 enactment-date provisional amounts.

10.    Commitments and Contingencies
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
The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included in the table below.
Future noncancelable minimum payment obligations under the operating lease were as follows as of December 31, 2018 (in thousands):

Year ended:
December 31, 2019	$474
December 31, 2020	487
December 31, 2021	501
December 31, 2022	127
Total future payments due under building lease	$1,589
Rent expense totaled $0.4 million for both the years ended December 31, 2018 and 2017.
Pursuant to our supplier agreement entered into in December 2018, we are obligated to purchase certain minimum quantities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can reduce the forecasted minimum quantities and are required to incur a holding fee for items manufactured by the supplier. This commitment represents the commitment of one year for approximately $1.1 million, which is the minimum commitment allowed under the agreement.

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

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of December 31, 2018, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against the Company and certain of its executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange

Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. The Company believes the complaint is without merit, and on December 4, 2018, the Company moved to dismiss the amended complaint. The court has scheduled a hearing for April 11, 2019 on the motion to dismiss.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2018 and 2017 (unaudited, in thousands, except for per share data):

	Three Months Ended				Year Ended
2018:	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue	$1,346	$2,732	$2,987	$2,036	$9,101
Gross profit	577	1,000	1,569	532	3,678
Loss from operations	(12,068)	(9,602)	(6,635)	(8,660)	(36,965)
Net loss	$(12,126)	$(9,753)	$(6,745)	$(8,756)	$(37,380)
Per common share:
Net loss per share, basic and diluted	$(0.71)	$(0.57)	$(0.35)	$(0.39)	$(1.96)

	Three Months Ended				Year Ended
2017:	March 31,	June 30,	September 30,	December 31,	December 31,
Revenue	$1,472	$1,963	$2,787	$3,692	$9,914
Gross profit	649	973	1,473	1,990	5,085
Loss from operations	(7,691)	(7,640)	(9,138)	(9,922)	(34,391)
Net loss	$(7,745)	$(7,730)	$(9,170)	$(10,120)	$(34,765)
Per common share:
Net loss per share, basic and diluted	$(0.47)	$(0.46)	$(0.55)	$(0.60)	$(2.08)

12. Subsequent Events

Stock Option Grants
Subsequent to December 31, 2018, stock options and awards for 900,572 shares of the Company’s common stock were granted to Company employees.
Term Loan
Subsequent to December 31, 2018, the Company drew down $10.0 million on the second tranche under its loan and security agreement with Pacific Western Bank for a total outstanding amount of $20.0 million. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5.0%, and matures in July 2022. The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. The Loan Agreement may be prepaid in full at any time with no additional cost.

ITEM 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: February 22, 2019	by:	/s/ Kelly Huang
President and Chief Executive Officer

Date: February 22, 2019	by:	/s/ William Plovanic
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kelly Huang and William Plovanic as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kelly Huang	President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 22, 2019
Kelly Huang

/s/ William Plovanic	Chief Financial Officer (Principal Financial Officer)	Date: February 22, 2019
William Plovanic

/s/ Nooshin Hussainy	Vice President of Finance (Principal Accounting Officer)	Date: February 22, 2019
Nooshin Hussainy

/s/ Andrew Rasdal	Chairperson of the Board of Directors	Date: February 22, 2019
Andrew Rasdal

/s/ Kim Kamdar	Director	Date: February 22, 2019
Kim Kamdar

/s/ Ray Dittamore	Director	Date: February 22, 2019
Ray Dittamore

/s/ Douglas Fisher	Director	Date: February 22, 2019
Douglas Fisher

/s/ Les Howe	Director	Date: February 22, 2019
Les Howe

/s/ David Moatazedi	Director	Date: February 22, 2019
David Moatazedi

/s/ Sharon Stevenson	Director	Date: February 22, 2019
Sharon Stevenson

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated December 27, 2018, between Obalon Therapeutics, Inc. and Canaccord Genuity LLC	8-K	001-37897	12/27/2018	1.1
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/16	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-37897	6/14/2018	3.1
3.4	Restated Bylaws	S-1	333-213551	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	333-213551	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	333-213551	9/9/16	4.2
4.3	Form of Warrant to Purchase Series C Preferred Stock	S-1	333-213551	9/9/16	4.3
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	333-213551	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	333-213551	9/9/16	4.5
4.6	Securities Purchase Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	333-227160	8/31/2018	4.3
4.7	Registration Rights Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	333-227160	8/31/2018	4.4
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	333-213551	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	333-213551	9/9/16	10.2
10.3‡	2016 Equity Incentive Plan and form of award agreements thereunder	S-1	333-213551	9/26/16	10.3
10.4‡	First Amendment to 2016 Equity Incentive Plan	10-K				X
10.5‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	333-213551	9/26/16	10.4
10.6‡	Amendment to Obalon Therapeutics, Inc. 2016 Employee Stock Purchase Plan	8-K	001-37897	5/4/2018	10.1
10.7‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	333-213551	9/26/16	10.11
10.8‡	Obalon Therapeutics, Inc. Director Compensation Program	10-Q	001-37897	8/2/2017	10.2
10.9‡	Form of CEO Retention Agreement	10-Q	001-37897	11/10/16	10.6
10.10‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	001-37897	11/10/16	10.7
10.11‡	Form of Non-Employee Director Option Agreement.	10-K	001-37897	2/23/2017	10.8
10.12‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	333-213551	9/26/16	10.5

10.13‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	333-213551	9/26/16	10.6
10.14‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	333-213551	9/26/16	10.7
10.15‡	Offer Letter dated January 26, 2016 between the Company and William Plovanic	10-Q	001-37897	5/10/2017	10.1
10.16‡	Offer Letter dated August 14, 2017 between the Company and Kelly Huang	10-K	001-37897	3/5/2018	10.14
10.17‡	Form of Executive Retention Agreement (Non-CEO) (April 2018)	10-Q	001-37897	5/10/2018	10.1
10.18	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	333-213551	9/9/16	10.8
10.19	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	001-37897	2/23/2017	10.13
10.20	Fourth Amendment to Lease dated May 31, 2018 between Gildred Development Company, DBA Ocean Point and Obalon Therapeutics, Inc.	8-K	001-37897	6/5/2018	10.1
10.21*	Distribution Agreement dated June 26, 2013 between the Registrant and Bader Sultan & Bros. Co. W.L.L., as amended	S-1	333-213551	9/9/16	10.9
10.22	Loan and Security Agreement dated June 14, 2013 between the Registrant and Pacific Western Bank (as successor in interest to Square 1 Bank), as amended	S-1	333-213551	9/9/16	10.10
10.23	Third Amendment to Loan and Security Agreement, dated December 21, 2016, between the Registrant and Pacific Western Bank	10-K	001-37897	2/23/2017	10.16
10.24	Fourth Amendment to Loan and Security Agreement, dated June 9, 2017, between the Company and Pacific Western Bank	10-Q	001-37897	8/2/2017	10.1
10.25	Fifth Amendment to Loan and Security Agreement, dated July 9, 2018, by and between the Company and Pacific Western Bank.	10-Q	001-37897	8/2/2018	10.1
10.26	Purchase Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	001-37897	12/27/2018	10.1
10.27	Registration Rights Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	001-37897	12/27/2018	10.2
10.28‡	Form of Restricted Stock Unit Award pursuant to the 2016 Equity Incentive Plan					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment request under Rule 406 promulgated under the Securities Act.

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.