Form 10-K/A
period 2018-12-31
OBALON THERAPEUTICS INC
filed 2019-04-30
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Total shares of common stock outstanding as of the close of business on April 26, 2019 was 24,000,751 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Obalon Therapeutics, Inc. (the “Company,” “Obalon,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2019 (the “Original Form 10-K”).
The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Original Form 10-K.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment speaks as of the filing date of the Original Form 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits. No other information included in the Original Form 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original Form 10-K or to modify the disclosures contained in the Original Form 10-K other than to reflect the changes described above. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the date on which the Original Form 10-K was filed.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
The following table summarizes the class, age, independence and committee membership of our directors as of April 18, 2019:

Name	Age	Position	Independent	Committee Membership
CLASS I DIRECTORS - Terms to Expire at the 2020 Annual Meeting
Douglas Fisher, M.D.	43	Director	X	Nominating and Corporate Governance
Sharon Stevenson, DVM Ph.D.	69	Director	X	Audit
CLASS II DIRECTORS - Terms to Expire at the 2021 Annual Meeting
Raymond Dittamore	76	Director	X	Audit Compensation (Chair)
Les Howe	74	Director	X	Nominating and Corporate Governance Audit (Chair)
David Moatazedi	41	Director	X	Audit Compensation
CLASS III DIRECTORS - Terms to Expire at the 2022 Annual Meeting
Kim Kamdar, Ph.D.	51	Director	X	Nominating and Corporate Governance (Chair) Compensation
Andrew Rasdal	60	Executive Chairman of the Board of Directors
Kelly Huang, Ph.D.*	50	President and Chief Executive Officer, Director

* Became a Director of the Board in January 2019.

Douglas Fisher, M.D. has served as a member of our Board since May 2012. Dr. Fisher is currently an Executive in Residence at InterWest Partners LLC, a venture capital firm, where he has worked since March 2009. Dr. Fisher also serves as the Chief Business Officer at Sera Prognostics, Inc., a biotechnology company, where he has worked since January 2015. Prior to joining InterWest, Dr. Fisher served as Vice President of New Leaf Venture Partners LLC, a private equity and venture capital firm, from January 2006 to March 2009. Prior to joining New Leaf, Dr. Fisher was a project leader with The Boston Consulting Group, Inc., a global management consulting firm, from November 2003 to February 2006. Dr. Fisher currently serves on the board of private companies Gynesonics, Inc. and Indi Molecular, Inc and public company Precipio Diagnostics. Dr. Fisher previously served on the board of QuatRx Pharmaceuticals Company, Cardiac Dimensions, PMV Pharmaceuticals, Inc. and Sera Prognostics, Inc. Dr. Fisher holds an A.B. and a B.S. from Stanford University, an M.D. from the University of Pennsylvania School of Medicine and an M.B.A. from The Wharton School of the University of Pennsylvania. Our Board believes that Dr. Fisher’s extensive experience in the medical device industry qualifies him to serve on our Board.
Sharon Stevenson, DVM Ph.D. has served as a member of our Board since January 2008. Dr. Stevenson is currently a Co-Founder and Managing Director of Okapi Venture Capital, a venture capital company, where she has worked since 2005. Prior to founding Okapi, Dr. Stevenson was the Senior Vice President of Technology and Planning for SkinMedica, Inc. (acquired by Allergan, Inc.) from 2003 to 2004. Prior to SkinMedica, Dr. Stevenson was a Principal with Domain Associates, LLC from 2000 to 2003. While at

Domain, Dr. Stevenson also served as President and Chief Financial Officer of Volcano Corporation. Dr. Stevenson currently serves on the board of private companies WiserCare, Inc., and BioTrace Medical, Inc., and has previously served on the board of directors of private companies OrthAlign, Inc. from 2008 to 2014, PathCentral, Inc from 2010 through 2013, Helixis, Inc. before its acquisition by Illumina in 2010, and Focal Therapeutics, Inc. before its acquisition by Hologic Corporation in 2018. Dr. Stevenson holds a Master of Science in Veterinary Pathology and Doctor of Veterinary Medicine from The Ohio State University, an M.B.A from the UCLA Anderson Graduate School of Management and a Ph.D. in Comparative Pathology from the University of California, Davis. Our Board believes that Dr. Stevenson’s extensive industry experience and experience advising medical aesthetic companies qualifies her to serve on our Board.
Raymond Dittamore has served as a member of our Board since March 2016. Mr. Dittamore retired in June 2001 as a partner of Ernst & Young LLP, an international public accounting firm, after 35 years of service. Mr. Dittamore served on the board of directors of QUALCOMM Incorporated, a semiconductor and telecommunications equipment company from December 2002 to March 2017. Mr. Dittamore also served on the board of directors of Life Technologies Corporation from 2001 until its acquisition by Thermo Fisher in 2014. Previously, Mr. Dittmamore served on the board of directors of Gen-Probe Incorporation and Digirad Corporation. Mr. Dittamore holds a B.S. degree in accounting from San Diego State University. Our Board believes that Mr. Dittamore’s extensive auditing and accounting experience as well as his industry knowledge qualifies him to serve on our Board.
Les Howe has served as a member of our Board since January 2016. Mr. Howe served as the Chief Executive Officer of Consumer Networks LLC, an internet marketing and promotions company, from December 2001 until the company was sold in 2007. From July 1967 to September 1997, Mr. Howe held several positions at KPMG Peat Marwick LLP, an international auditing and accounting firm, and served as area managing partner/managing partner of their Los Angeles office from May 1994 to September 1997. Mr. Howe served on the board of directors of NuVasive, Inc., from 2014 to 2018. Mr. Howe previously served on the board of directors of Volcano Corporation from 2005 through 2015, and Jamba, Inc. from 2007 through 2016. Mr. Howe also previously served on the board of djo Orthopedics, Inc., and P.F. Chang's China Bistro, Inc. Mr. Howe holds a B.S. and B.A. from the University of Arkansas. Our Board believes that Mr. Howe’s extensive executive leadership experience and auditing and accounting experience qualifies him to serve on our Board.
David Moatazedi has served as a member of our Board since March 2017. Mr. Moatazedi joined Evolus, Inc., a performance beauty company, as its Chief Executive Officer and President in May 2018. Mr. Moatazedi formerly served as Senior Vice President of U.S. Aesthetics division at Allergan, Inc., which includes facial aesthetics, plastic surgery and skin care products. Mr. Moatazedi has worked in various leadership capacities within Allergan since March 2005, including as Vice President, Sales and Marketing of the U.S. Facial Aesthetics division from August 2014 to March 2016 and Vice President, Sales and Market of the U.S. Plastic Surgery division from February 2013 to August 2014. Prior to Allergan, Mr. Moatazedi was a district manager at Novartis Pharmaceuticals for the Dermatology division. Mr. Moatazedi holds an M.B.A. from Pepperdine University and a B.A. from California State University, Long Beach. Our Board believes that Mr. Moatazedi’s extensive sales and marketing experience and experience managing medical aesthetic products qualifies him to serve on our Board.
Kim Kamdar, Ph.D. has served as a member of our Board since January 2008. Dr. Kamdar is currently a partner at Domain Associates, LLC, a venture capital firm, where she has worked since 2005. Prior to Domain, Dr. Kamdar was a Kauffman Fellow with MPM Capital, as well as a research director at Novartis International AG. Dr. Kamdar is currently chair of the board and Chief Executive Officer of Aspen Neuroscience, a private company that is developing personalized regenerative medicine, a position she has held since October 2018. Dr. Kamdar currently serves on the board of several private companies including: Epic Sciences, Inc., Omniome, Inc., ROX Medical, Inc., Sera Prognostics, Inc., and Singular Genomics Systems, and Truvian Sciences (chairperson). Dr. Kamdar also serves on the board of EvoFem Biosciences, a public company. Dr. Kamdar also previously served on the board of directors of Ariosa Diagnostics, Inc., a molecular diagnostics company, from 2010 until it was sold to Roche in January 2015. Dr. Kamdar serves as an advisory board member of Scripps Medicine and of Evolvence India Life Sciences Fund. She is also a board member of San Diego’s CONNECT Foundation. Dr. Kamdar holds a B.A. from Northwestern University and a Ph.D. from Emory University. Our Board believes that Dr. Kamdar’s extensive experience advising medical device companies qualifies her to serve on our Board.
Andrew Rasdal has served as a member of our Board since June 2008, and as Executive Chairman of our Board since January 2019. Mr. Rasdal also served as our President and Chief Executive Officer from June 2008 to January 2019. Previously, Mr. Rasdal was the President and Chief Executive Officer at DexCom, Inc., a medical device company, from January 2002 until June 2007. Prior to DexCom, Mr. Rasdal served as President of Vascular and Senior Vice President for Medtronic, Inc., a medical technology development company, from 1999 to 2002. Prior to Medtronic, Mr. Rasdal served as Vice President of Marketing at Arterial Vascular Engineering, Inc., or AVE (acquired by Medtronic), a coronary stent company, from 1997 to 1999. Mr. Rasdal has also served in various senior positions at EP Technologies, Inc., SCIMED Life Systems, Inc. and Advanced Cardiovascular Systems, Inc. Mr. Rasdal holds a B.S. from San Jose State University and an M.M. from the Kellogg School of Management at Northwestern University. Our Board believes that Mr. Rasdal should serve as a director due to his deep understanding of our company and products and his significant experience in the medical technology industry.
Kelly Huang Ph.D. has served as our President and Chief Executive Officer and member of our Board since January 2019 and previously as our President from August 2018 to January 2019, and our Chief Operating Officer from September 2017 to January 2019. Prior to joining Obalon, Dr. Huang served as Vice President and General Manager, US Aesthetic & Corrective at Galderma, a pharmaceutical company, from April 2015 to September 2017 and as an Operating Partner of Spindletop Capital, a venture capital firm, since March 2014. Before joining Galderma, Dr. Huang was CEO Advisor at Sensei Engage, a healthcare technology company, from August 2014 to April 2015. Prior to Sensei Engage, Dr. Huang served as Senior Vice President and Consumer Sector Head at lntrexon Corporation, a biotechnology company, from March 2014 to August 2014. Prior to lntrexon, Dr. Huang served as an Executive Committee Member of Endo Pharmaceuticals, a pharmaceutical company, and President of HealthTronics, Inc, a subsidiary of Endo Pharmaceuticals from August 2011 to February 2014. Prior to Endo Pharmaceuticals, Dr. Huang held positions of increasing responsibility at various Johnson & Johnson Companies, a pharmaceutical and consumer goods company, from January 1996 to August 2011. Dr. Huang holds a B.S. in Chemical Engineering from the University of Massachusetts, Amherst and holds a M.S. and Ph.D in Chemical Engineering from Stanford University. Our Board believes that Dr. Huang’s extensive experience in the biotechnology industry and with consumer goods qualifies him to serve on our Board.

Executive Officers

The following table identifies our executive officers as of April 18, 2019:

Name	Age	Position
Kelly Huang, Ph.D.	50	President, Chief Executive Officer, and Director
Andrew Rasdal	60	Executive Chairman
William Plovanic	50	Chief Financial Officer
Mark Brister	57	Chief Technology Officer
Amy VandenBerg	43	Chief Clinical and Regulatory Affairs Officer
Nooshin Hussainy	61	Vice President of Finance
Robert Mondore	46	Vice President of Operations
Daina Schmidt	57	Vice President of Marketing
Neil Drake	42	Vice President of Research and Development

The following is biographical information for our executive officers other than Dr. Huang and Mr. Rasdal, whose biographical information is included under "Board of Directors".
William Plovanic has served as our Chief Financial Officer since March 2016. Previously, Mr. Plovanic served as Managing Director, Medical Technology Equity Research at Canaccord Genuity Inc., an investment bank, from February 2007 to March 2016. Prior to Canaccord Genuity, Mr. Plovanic served in various roles at First Albany Capital Inc. from February 2001 to February 2007, including as Managing Director, Equity Research. Mr. Plovanic holds a B.S. from Bradley University and is a CFA charterholder.
Mark Brister has served as our Chief Technology Officer since November 2016 and previously as Vice President of Research and Development since June 2008. Prior to joining us, Mr. Brister served as the Vice President of Research and Development for DexCom from 2003 to 2008. Prior to DexCom, Mr. Brister served as Vice President Vascular Research and Development for Medtronic from 1999 to 2003. Prior to Medtronic, Mr. Brister served as Vice President of Research and Development and Director of Operations for Arterial Vascular Engineering from 1993 to 1999.
Amy VandenBerg has served as our Chief Clinical and Regulatory Affairs Officer since January 2019 and previously as Vice President of Regulatory Affairs since February 2012 and assumed the position of Vice President of Clinical and Regulatory Affairs in November 2014. Ms. VandenBerg joined us in 2008 as Director of Regulatory Affairs. Prior to joining us, Ms. VandenBerg held positions of increasing leadership at other medical device companies, including DexCom and Cygnus, Inc. Ms. VandenBerg has more than 20 years of experience with a focus on medical device quality systems, clinical affairs as well as domestic and international regulatory affairs. Ms. VandenBerg holds a B.S. from St. Mary’s College of California.
Nooshin Hussainy has served as our Vice President of Finance since December 2011. Prior to joining us, Ms. Hussainy served as the Vice President of Accounting and Corporate Controller at GenMark Diagnostics, Inc., a molecular diagnostics company, from April 2010 to September 2011. Prior to GenMark Diagnostics, Ms. Hussainy served as the Vice President of Accounting and Corporate Controller at ACTIVE Network, LLC, a worldwide registration software and advertising company, from 2008 to 2010. Ms. Hussainy previously served as the Corporate Controller at DexCom from 2003 to 2008 and at Entropia, Inc. from 2001 to 2003. Ms. Hussainy has also served as the Assistant Controller at Thermolase Corporation. Ms. Hussainy holds a B.A. from National University.
Robert Mondore has served as our Vice President of Operations since April 2018. Prior to joining us, Mr. Mondore served as Director of Operations and Plant Manager at Medtronic Inc., a medical device company, from March 2015 to April 2018. Prior to Medtronic, Mr. Mondore served as Director of Manufacturing for Advanced Bionics, a medical device company, from March 2012 to March 2015. Mr. Mondore also served as a Manufacturing/Process Engineering Manager for Orthofix Inc., a medical device company, from January 2007 to February 2012. Prior to Orthfix, Mr. Mondore held various manufacturing engineering positions since 1996. Mr. Mondore holds a B.S. in Ocean Engineering from Florida Atlantic University and an MBA from the University of North Texas.
Daina Schmidt has served as our Vice President of Marketing since October 2018. Prior to joining Obalon, Ms. Schmidt was Senior Director of Marketing at Syneron Candela. Prior to that she was with Valeant as Sr. Director for Obagi, a position she transitioned to following Valeant's acquisition of Bausch + Lomb, where she was the Executive Director of Global Marketing for the cataract business. Ms. Schmidt also held positions at Allergan from 2002 to 2011, including Senior Director of Global Marketing for Allergan's breast implant business. Ms. Schmidt holds a B.A. in Economics from the University of Colorado and an MBA from the University of Michigan.
Neil Drake has served as our Vice President of Research and Development since November 2016. Prior to that he served in increasing roles of responsibility in both research and development and quality, engineering since joining Obalon in January 2009. Prior to Obalon, Mr. Drake served various roles in quality engineering and manufacturing engineering at Dexcom, Inc., Medtronic Vascular and Arterial Vascular Engineering dating back to September 1997. Mr. Drake attended Simon Frasier University and the British

Columbia Institute of Technology and holds a Diploma in Biomedical Engineering Technology.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2018, except that due to our administrative error, the Form 3, and Form 4 reflecting the new-hire option grant for Daina Schmidt was filed late.

Corporate Governance

General
Our Board has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and charters for our Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics in the “Governance” section of the “Investors” page of our website located at www.obalon.com, or by writing to our Secretary at our offices at 5421 Avenida Encinas, Suite F, Carlsbad, CA 92008.

Board Composition
Our Board currently consists of eight members: Kelly Huang, Ph.D., Andrew Rasdal, Kim Kamdar, Ph.D., Raymond Dittamore, Douglas Fisher, M.D., Les Howe, Sharon Stevenson, DVM Ph.D., and David Moatazedi. As set forth in our Charter, the Board is currently divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve until the third annual meeting following election. Our Charter and Bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The classification of our Board may have the effect of delaying or preventing a change of our management or a change in control of our company. Our directors may be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding capital stock entitled to vote in the election of directors.

Director Candidates
The Nominating and Corporate Governance Committee is primarily responsible for identifying, considering and recruiting qualified candidates for Board membership. When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee may also consider advice and recommendations from stockholders, management and others as it deems appropriate. The Board’s policy is to encourage selection of directors who will contribute to the Company’s overall corporate goals. The Nominating and Corporate Governance Committee may from time to time review and recommend to the Board the desired qualifications, expertise and characteristics of directors, including such factors as business experience, diversity and personal skills in or relevant to the medical device industry, finance, marketing, financial reporting and other areas that are expected to contribute to an effective Board. Exceptional candidates who do not meet all of these criteria may still be considered. In evaluating potential candidates for the Board, the Nominating and Corporate Governance Committee considers these factors in the light of the specific needs of the Board at that time. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee may also consider the director’s past attendance at meetings and participation in and contributions to the activities of the Board.
Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, Obalon Therapeutics, Inc., 5421 Avenida Encinas, Suite F, Carlsbad, CA 92008. Assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communications from Stockholders
The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as he considers appropriate.
Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Chairman of the Board consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to the Board should address such communications to the Board in writing: c/o Secretary, Obalon Therapeutics, Inc., 5421 Avenida Encinas, Suite F, Carlsbad, CA 92008.

Board Leadership Structure - Separation Chairman
Our Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. At the current time, the Board has determined that the Company and its stockholders best interests are served by Andrew Rasdal, former President and Chief Executive Officer, serving as Executive Chairman of the Board. Our Board has concluded that our current leadership structure is appropriate at this time as it allows our Chief Executive Officer and President, Kelly Huang, Ph.D., to focus primarily on strategy, operations, organizational issues and business prospects, while allowing Mr. Rasdal to focus on management oversight, board leadership, risk oversight and governance related issues. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Risk Oversight
Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through our three standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Nominating and Corporate Governance Committee monitors the effectiveness of the Corporate Governance

Guidelines and our annual Board assessment. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Annual Board Evaluation
Our Corporate Governance Guidelines require the Nominating and Corporate Governance Committee to oversee an annual assessment by the Board of the Board’s performance. As provided in our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee is responsible for establishing the evaluation criteria and implementing the process for such evaluation. The annual evaluation includes an evaluation of the Audit, Compensation and Nominating and Corporate Governance Committees.

Committees of the Board

Our Board has established three standing committees - Audit, Compensation and Nominating and Corporate Governance - each of which operates under a written charter that has been approved by our Board. All of the members of each of the Board’s three standing committees are independent as defined under the NASDAQ rules. In addition, all members of the Audit Committee meet the independence requirements for Audit Committee members under Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act, and all members of the Compensation Committee meet the standards for independence specific to members of a compensation committee under the NASDAQ rules.

The current members of each of the Board committees and committee Chairs are set forth in the following chart.

Name of Independent Director	Audit	Compensation	Nominating and Corporate Governance
Kim Kamdar, Ph.D		X	C
Raymond Dittamore †	X	C
Douglas Fisher, M.D.			X
Les Howe †	C		X
Sharon Stevenson, DVM Ph.D.	X
David Moatazedi	X	X

C	Committee Chairperson

†	Financial Expert

Audit Committee
Our Audit Committee is responsible for, among other things:

•	overseeing our accounting and financial reporting processes, including our financial statement audits and the integrity of our financial statements;

•	overseeing our compliance with legal and regulatory requirements;

•	reviewing and approving related-person transactions;

•	selecting, hiring and determining the compensation of our independent registered public accounting firm;

•	the qualifications, independence and performance of our independent auditors; and

•	the preparation of the audit committee report to be included in our annual proxy statement.
The members of the Audit Committee are Messrs. Dittamore, Howe and Moatazedi and Dr. Stevenson. Mr. Howe serves as the Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and NASDAQ. Our Board has determined that Messrs. Dittamore and Howe are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met ten times in 2018.

ITEM 11.     Executive Compensation

Executive and Director Compensation

The following tables and accompanying narrative disclosure set forth information about the compensation provided to our Named Executive Officers during the year ended December 31, 2018, who were:

•	Andrew Rasdal, Chief Executive Officer (Executive Chairman effective January 1, 2019);

•	Kelly Huang, Ph.D., President and Chief Operating Officer (Chief Executive Officer effective January 1, 2019); and

•	William Plovanic, Chief Financial Officer.

On August 2, 2018, Dr. Huang was appointed as our President. Effective January 2, 2019, Mr. Rasdal transitioned to Executive Chairman of the Board and Dr. Huang was appointed as our Chief Executive Officer and retained the title of President. Dr. Huang also served as a director of the Board effective January 2, 2019.
SUMMARY COMPENSATION TABLE

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2018 and December 31, 2017.

Name and principal position in 2018	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity incentive plan compensation (3)	All other compensation ($)(4)	Total ($)
Andrew Rasdal	2018	650,000	—	—	1,145,130(5)	520,000	978	2,316,108
Chief Executive Officer	2017	650,000	—	—	—	520,000	1,184	1,171,184
Kelly Huang, Ph.D.	2018	432,000	—	183,950	305,368	199,800	4,242	1,125,360
President and Chief Operating Officer	2017	137,045	75,000	—	1,382,577	63,379	15,244	1,673,245
William Plovanic Chief Financial Officer	2018	400,000	—	127,350	381,710	155,000	949	1,065,009
_________

(1)
The amounts shown represent the full grant date fair value of restricted stock awards granted to the Named Executive Officer in the applicable year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, rather than the amounts paid to or realized by the Named Executive Officer. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on February 22, 2019. There can be no assurance that unvested awards will vest (and, absent vesting, no value will be realized by the executive for the award).

(2)
The amounts shown represent the aggregate grant date fair value of stock options granted to each Named Executive Officer in the applicable year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on February 22, 2019. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our Named Executive Officers from the options. There can be no assurance that unvested awards will vest (and, absent vesting and exercise, no value will be realized by the executive for the award).

(3)	Amounts for 2018 represent cash incentives paid in January 2019 with respect to 2018 performance under our 2018 bonus plan. For additional information, see “— Cash Incentive Payments”, below.

(4)
Amount represents $978 for company-paid life insurance premiums and long-term disability benefits for Mr. Rasdal and Dr. Huang and for Mr. Plovanic amount represents $949 for company-paid life insurance premiums and long-term disability benefits. Amount for Dr. Huang also includes reimbursement of $3,264 for travel expenses associated with his commute from Austin, Texas to San Diego, California pursuant to the terms of his offer letter agreement which provides that we will reimburse him for one round-trip coach class airfare ticket between Austin and San Diego for each month of the first year of his employment.

(5)
Amount represents the grant date fair value of a stock option granted to Mr. Rasdal on January 2, 2018 covering 300,000 shares of our common stock. Mr. Rasdal subsequently rescinded the stock option and forfeited any rights and interests in such stock option. Without the rescinded stock option, Mr. Rasdal's total compensation for 2018 was $1,170,978.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Base Salaries
We pay our named executive officers a base salary to compensate them for the satisfactory performance of services rendered to our Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.
The 2018 base salary for Mr. Rasdal was set in November 2016. In 2017, the Compensation Committee approved base salary increases for each of Dr. Huang and Mr. Plovanic, each effective January 1, 2018, to reward the executives for their significant contributions to the development of the Company. The 2018 base salaries were $650,000 for Mr. Rasdal, $432,000 for Dr. Huang and $400,000 for Mr. Plovanic.
Effective January 2, 2019, the Compensation Committee approved a base salary increase for Dr. Huang, to $475,000, in connection with his promotion to Chief Executive Officer of the Company. Further, in connection with Mr. Rasdal’s transition to Executive Chairman of the Board, effective January 2, 2019, Mr. Rasdal’s base salary will decrease from $650,000 to $325,000. Mr. Plovanic’s base salary was unchanged for 2019.
We expect that base salaries for the Named Executive Officers will be reviewed periodically by our Compensation Committee, with adjustments expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.
Cash Incentive Payments and Sign on Bonuses
In 2018, each Named Executive Officer participated in our annual cash incentive compensation program under which cash incentive payments were awarded based on our corporate performance. For 2018, Mr. Rasdal’s target cash incentive opportunity was 100% of his base salary; Dr. Huang’s target was 55% of his base salary; and Mr. Plovanic’s target was 45% of his base salary. Effective January 2, 2019, in connection with his promotion to serve as our Chief Executive Officer, the Compensation Committee approved a target bonus opportunity increase for Dr. Huang to 60% of his base salary. In connection with Mr. Rasdal’s transition to Executive Chairman of the Board, Mr. Rasdal will not be eligible to participate in the Company's 2019 executive bonus program.
Annual bonuses for our executive officers are based on the achievement of corporate performance objectives. In 2018, these objectives were weighted equally and included (i) FDA approval of certain of our products, (ii) achieving improvements in product quality metrics as measured by specific reductions in complaint rates, (iii) meeting a specific goal relating to earnings before interest, depreciation, amortization and stock- based compensation (i.e., EBITDASC), and (iv) achieving a certain amount of revenue.
Each performance goal had both a target measure and an “upside” measure; if the “upside” measure was attained then the executive was eligible to receive an increase in cash incentive payment equal to 10% of the executive’s base salary with respect to that measure.

Based on our 2018 performance, the revenue goal was not achieved, but the Company attained the “upside” with respect to the FDA approval goal and EBITDASC goal and the “target” for the remaining performance measure. Therefore, our Compensation Committee awarded 2018 annual cash bonuses under the cash incentive compensation program of $520,000, $199,800, and $155,000 to Messrs. Rasdal, Huang and Plovanic, respectively.
Equity Awards
We award stock options and stock awards to our employees, including Named Executive Officers, as the long-term incentive component of our compensation program. Awards granted since our initial public offering in September 2016 were granted under the Obalon Therapeutics, Inc. 2016 Equity Incentive Plan (the “2016 Plan”); prior to our initial public offering, awards were granted under the Obalon Therapeutics, Inc. 2008 Equity Incentive Plan (the “2008 Plan”).
We typically grant equity awards to new hires upon their commencing employment with us and from time to time thereafter. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Generally, the stock options we grant vest over a four-year period, subject to the employee’s continued service with us on the vesting date, either in equal monthly installments over the four-year period or as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the following 36 months. Stock option grants that were made prior to our initial public offering under the 2008 Plan generally allow employees the opportunity to “early exercise” unvested stock options by purchasing shares underlying the unvested portion of an option subject to our right to repurchase any unvested shares for the lesser of the exercise price paid for the shares and the fair market value of the shares on the date of the holder’s termination of service if the employee’s service with us terminates prior to the date on which the option vests.
The following table sets forth the number of options granted to our Named Executive Officers in 2018. Information regarding Mr. Rasdal's 2018 grant is set forth below.

Name	Grant Date	Number of Options (#)	Option Exercise Price ($)
Kelly Huang, Ph.D.	1/2/2018	80,000(1)	$7.15
William Plovanic	1/2/2018	100,000(2)	$7.15

(1)
The option vested as to 1/6th of the shares underlying the option on September 6, 2018 (i.e., the one-year anniversary of Dr. Huang’s employment commencement date) and as to 1/48th of the shares underlying the option on each monthly anniversary of the grant date thereafter, subject to continued service. In addition, any portion of the option that vested prior to the date on which Dr. Huang relocated his primary residence in accordance with certain relocation obligations would not have been exercisable until such obligations were satisfied. Dr. Huang has satisfied the relocation obligations.

(2)
The option vests as to 1/48th of the shares underlying the option on each monthly anniversary of the grant date, subject to continued service. In addition, any portion of the option that vests will not be exercisable until Mr. Plovanic relocates his primary residence to within 35 miles of the Company’s headquarters (at the time of the relocation), provided that such relocation must occur no later than January 2, 2020. The option will automatically expire if Mr. Plovanic does not satisfy this requirement prior to or on January 2, 2020.

In addition, on January 2, 2018, Mr. Rasdal was granted a stock option covering 300,000 shares of our common stock with an exercise price of $7.15 per share. Mr. Rasdal subsequently rescinded the stock option, without any consideration, and forfeited any rights and interests in such stock option. In accordance with SEC rules, the grant date fair value of Mr. Rasdal’s rescinded stock option is set forth in the Summary Compensation Table above in the column titled “Option Awards.”
The following table sets forth the number of restricted shares granted to our Named Executive Officers in 2018. Mr. Rasdal was not awarded any restricted shares.

Name	Grant Date	Number of Restricted Stock Awards (#)	Grant Date Fair Value ($)
Kelly Huang, Ph.D.	5/15/2018	65,000(2)	$183,950(1)
William Plovanic	5/15/2018	45,000(2)	$127,350(1)

(1)	Reflects the grant-date fair value of the restricted stock awards.

(2)	The restricted stock award will vest in full on January 2, 2020, subject to the executive’s continued service.

Other Elements of Compensation
We provide customary employee benefits to our full- and part-time employees, including our Named Executive Officers, including medical and dental benefits, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance. In addition, eligible employees, including our Named Executive Officers, may participate in our tax-qualified employee stock purchase plan and purchase shares of our common stock on favorable terms with payroll deductions.
We also maintain a 401(k) retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Code for our employees, including our Named Executive Officers, who satisfy certain eligibility requirements. Under our 401(k) plan, all eligible plan participants may contribute between 1% and 100% of eligible compensation, on a pre-tax basis, into their accounts. We have not made a matching contribution under the plan on behalf of employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents, for each of the Named Executive Officers, information regarding outstanding equity awards held as of December 31, 2018. All stock options granted prior to our initial public offering in September 2016 are, to the extent unvested, early exercisable for shares of unvested restricted common stock and were granted under our 2008 Plan. Stock options granted after our initial public offering are generally not early exercisable and were granted under our 2016 Plan. Mr. Rasdal's January 2018 option granted was rescinded during 2018 and thus was not outstanding at December 31, 2018.

	Option Awards						Stock Awards
Name	Grant date	Vesting commencement date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)
Andrew Rasdal	8/14/2012	6/14/2012	88,943	—	$1.83	8/14/2022	—	—
	2/12/2015	1/1/2015	142,921(1)(2)(3)	—	$0.76	2/12/2025	—	—
	5/11/2016	5/11/2016	146,551(1)(3)(4)	—	$1.77	5/11/2026	—	—
	11/9/2016	11/9/2016	156,250	143,750(4)(5)	$8.74	11/9/2026	—	—
Kelly Huang, Ph.D.	9/6/2017	9/6/2017	84,133	185,097(2)(5)	$9.31	9/6/2027	—	—
	1/2/2018	9/6/2017	18,887	61,113(5)(6)	$7.15	1/2/2028	—	—
	5/15/2018	—	—	—	—	—	65,000(5)(7)	$134,550(8)
William Plovanic	3/24/2016	3/7/2016	—	—	—	—	49,210(3)(9)	$101,865(8)
	5/11/2016	5/11/2016	—	—	—	—	11,725(3)(4)	$24,271(8)
	11/9/2016	3/7/2016	37,812	17,188(4)(5)	$8.74	11/9/2026	—	—
	1/2/2018	1/2/2018	—	100,000(5)(10)	$7.15	1/2/2028	—	—
	5/15/2018	—	—	—	—	—	45,000(5)(7)	$93,150(8)

(1)
In the event that Mr. Rasdal is terminated by us without cause or resigns for good reason, not in connection with a change in control, then 100% of any unvested shares subject to the award will automatically vest, subject to Mr. Rasdal executing and not rescinding a general release of claims.

(2)
25% of the shares underlying the award will vest on the first anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments for the following 36 months, subject to continued employment. The options held by Messrs. Rasdal and Plovanic were granted prior to our initial public offering and therefore are early exercisable in full (regardless of vesting). In addition, any portion of the option that vested prior to the date on which Dr. Huang relocated his primary residence in accordance with certain relocation obligations would not have been exercisable until such obligations were satisfied. Dr. Huang has satisfied the relocation obligations.

(3)
Represents awards granted prior to our initial public offering. All unvested shares subject to the award will vest and will become exercisable, as applicable, in the event that we engage in a change of control transaction (as defined in the applicable option agreement).

(4)
Shares vest in equal monthly installments over 48 months from the vesting commencement date. The May 2016 option held by Mr. Rasdal was granted prior to our initial public offering and therefore is early exercisable in full, with the unvested options early exercisable into unvested restricted shares.

(5)
In the event that the holder is terminated by us without cause or resigns for good reason (a) as to Mr. Rasdal, not in connection with a change in control or (b) as to Dr. Huang, Mr. Rasdal and Mr. Plovanic, at any time during the three months prior to a change in control or during the period beginning on the closing of a change in control and ending on the first anniversary of such closing, then 100% of any unvested shares subject to the award will automatically vest, subject to such holder executing and not rescinding a general release of claims.

(6)
1/6th of the shares underlying the award vest on the first anniversary of the vesting commencement date, and as to 1/48th of the shares underlying the award on each monthly anniversary of the grant date thereafter, subject to continued service. In addition, any portion of the option that vested prior to the date on which Dr. Huang relocated his primary residence in accordance with certain relocation obligations would not have been exercisable until such obligations were satisfied. Dr. Huang has satisfied the relocation obligations.

(7)	100% of the shares will vest on January 2, 2020, subject to continued service.

(8)
The market value of shares of restricted stock that have not vested is calculated by multiplying the fair market value of a share of our common stock on December 31, 2018 ($2.07) by the number of unvested shares of restricted stock outstanding under the award.

(9)	25% of the shares underlying the award will vest on the first anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments for the following 36 months.

(10)
1/48th of the shares underlying the award will vest on each monthly anniversary of the grant date, subject to continued service. In addition, any portion of the award that vests will not be exercisable until Mr. Plovanic relocates his primary residence to within 35 miles of the Company’s headquarters (at the time of the relocation). The award will automatically expire if Mr. Plovanic does not satisfy this requirement prior to or on the second anniversary of the grant date.

EMPLOYMENT AGREEMENTS

Offer Letter with Andy Rasdal
In June 2008, we entered into an offer letter agreement with Mr. Rasdal, which included certain provisions related to his compensation. The offer letter provides for at-will employment and includes an annual base salary, a discretionary annual incentive bonus opportunity and standard employee benefit plan participation. As further described below, any severance benefits included in the offer letter agreement has been superseded by the retention agreement entered into between the Named Executive Officers and the Company.

Offer Letter with William Plovanic
In March 2016, we entered into an offer letter agreement with Mr. Plovanic related to our hiring him as our Chief Financial Officer, which included certain provisions related to his compensation.
The offer letter agreement provides for an annual base salary and eligibility to participate in the Company’s annual cash bonus plan. Mr. Plovanic also received a signing bonus in the amount of $100,000.
Pursuant to Mr. Plovanic’s offer letter, he was granted a stock option to purchase 157,469 shares of Common Stock, adjusted to reflect the 2.9-to-1 reverse stock split effected in September 2016. The option will vest as to 25% of the shares on the first anniversary of the date of entering into the offer letter agreement, and on a monthly basis over a period of 36 months thereafter, in each case subject to Mr. Plovanic’s continued employment. The option is early-exercisable and subject to certain accelerated vesting in the event Mr. Plovanic is terminated by the Company without “cause” or Mr. Plovanic resigns for “good reason” at any time during the one-year period after a “change in control”, each, as described in the offer letter.
The offer letter agreement also provides for participation in our existing medical benefits program for employees. Mr. Plovanic’s employment is at-will.
Offer Letter with Kelly Huang, Ph.D.
In September 2017, we entered into an offer letter agreement with Dr. Huang related to our hiring him as our Chief Operating Officer, which included certain provisions related to his compensation.
The offer letter agreement provides for an annual base salary and eligibility to participate in the Company’s annual cash bonus plan, determined based on the achievement of applicable Company and/or individual performance goals. Dr. Huang also received a signing bonus in the amount of $75,000. Dr. Huang would have been required to repay this signing bonus in full if he did not satisfy certain relocation obligations, which he satisfied in 2018.  Under his offer letter, in 2018 the Company also reimbursed Dr. Huang for reasonable expenses for one round-trip coach class airfare ticket between Austin, Texas and San Diego, California for each month of the first year of his employment.
Pursuant to Dr. Huang’s offer letter, he was granted a stock option to purchase 269,230 shares of common stock. The option will vest as to 25% of the shares on the first anniversary of the date of entering into the offer letter agreement, and on a monthly basis over a period of 36 months thereafter, in each case subject to Dr. Huang’s continued employment. If any portion of the stock option that vested prior to the date on which Dr. Huang relocated his primary residence to the San Diego area, such portion would not have been exercisable until such relocation date. As mentioned above, Dr. Huang has satisfied this relocation requirement.

The offer letter agreement also provides for participation in our existing medical benefits program for employees. Dr. Huang’s employment is at-will.

SEVERANCE AND CHANGE IN CONTROL BENEFITS

Option Agreements
Pursuant to the terms of the applicable option agreements, the February 2015 and May 2016 stock options, which were granted prior to our initial public offering, held by Messrs. Rasdal and Plovanic will vest in full upon a “change of control transaction” (as defined therein); no other options held by our Named Executive Officers, and no options granted after our initial public officering, are subject to “single-trigger” vesting. Additionally, we have entered into retention agreements with each of the Named Executive Officers that provide for certain payments and benefits upon termination of employment or a change of control of our company. The severance benefits provided in these retention agreements superseded any severance benefits provided in the Named Executive Officers’ offer letters.
Mr. Rasdal's severance benefits
The retention agreement that we entered into with Mr. Rasdal provides for the following benefits upon a qualifying termination, which means a termination by us without cause or a termination by the executive for good reason, outside of a change in control in exchange for a customary release of claims:

(i)	a lump sum severance payment of 12 months of base salary;

(ii)	100% acceleration of any then-unvested equity awards, including awards that would vest only upon satisfaction of performance criteria; and

(iii)	payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for up to 12 months.
If Mr. Rasdal is subject to a qualifying termination within the three months preceding a change in control (as defined in Mr. Rasdal’s retention agreement) (but after a legally binding and definitive agreement for a potential change of control has been executed) or within the 12 months following a change in control, the retention agreement provides the following benefits in exchange for a customary release of claims:

(i)	a lump sum severance payment of 12 months of base salary;

(ii)	a lump sum payment equal to the pro rata portion of Mr. Rasdal’s then-current target bonus opportunity;

(iii)	100% acceleration of any then-unvested equity awards that were granted after our initial public offering; and

(iv)	payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for up to 12 months.
Further, if a successor or acquiring entity does not assume, convert, replace or substitute Mr. Rasdal’s equity awards in a change of control, the vesting of those unvested awards will accelerate in full. Additionally, if Mr. Rasdal ceases to provide services to us due to his death or disability and such separation occurs within 12 months following a change in control or within three months preceding a change in control, Mr. Rasdal’s then-outstanding and unvested equity awards, including awards that would otherwise vest only upon satisfaction of performance criteria, will accelerate and become vested and exercisable as to 100% of the then-unvested shares. Mr. Rasdal’s retention agreement will be in effect for three years, with automatic three-year renewals unless notice of non-renewal is given by us to Mr. Rasdal three months prior to expiration.
As used in Mr. Rasdal’s retention agreement, “cause” means: (i) conviction for, or guilty plea to, a felony involving moral turpitude; (ii) an uncured willful refusal to comply with our lawful and reasonable instructions, or to otherwise perform duties as we lawfully and reasonably determine; (iii) any willful act of dishonesty intended to result in material gain or personal enrichment at the expense of us or any of our customers, partners, affiliates or employees; or (iv) any willful act of gross misconduct that is injurious to us.
“Good reason” means, without consent, and subject to certain exceptions, (i) a reduction in then-current base salary (except for a reduction that is part of a proportional reduction of the base salaries of all executives), bonus opportunity or commissions opportunity; (ii) our offices being moved such that the usual commuting distance is increased by more than 10 miles; (iii) a material and adverse change to duties or responsibilities; (iv) a change to title and/or role after which Mr. Rasdal is not both the Chief Executive Officer of the top-level acquiring entity whose stock is publicly traded and a voting member of its board of directors; (v) Mr. Rasdal is not, so long as he is Chief Executive Officer, a voting member of our board of directors; or (vi) we provide notice that the retention agreement will not be renewed.
Dr. Huang's and Mr. Plovanic's severance benefits
The retention agreements that we entered into with Dr. Huang and Mr. Plovanic provide for the following benefits upon a qualifying termination, which means a termination by us without cause or a termination by the executive for good reason, outside of a change in control in exchange for a customary release of claims:
(i) a lump sum severance payment of twelve months; and
(ii) payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for up to twelve months.
If either of Dr. Huang or Mr. Plovanic is subject to a qualifying termination within the three months preceding a change in control (as defined in the applicable retention agreement) (but after a legally binding and definitive agreement for a potential change of control has been executed) or within the 12 months following a change in control, the retention agreements provide the following benefits to such individual in exchange for a customary release of claims:
(i) a lump sum severance payment of 12 months of base salary;
(ii) a lump sum payment equal to the pro rata portion such individual’s then-current target bonus opportunity;
(iii) 100% acceleration of any then-unvested equity awards that were granted after our initial public offering; and
(iv) payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for up to 12 months.
Dr. Huang’s retention agreement further provided that if he did not satisfy certain relocation obligations, then the Company may terminate his employment and such termination will not constitute a severance-qualifying event for purposes of his retention agreement unless it is in connection with a change in control. Dr. Huang has satisfied these relocation requirements.
Further, if a successor or acquiring entity does not assume, convert, replace or substitute the executive’s equity awards in a change of control, the vesting of those unvested awards will accelerate in full. Each retention agreement is in effect for three years, with automatic three-year renewals unless notice is given by us to the Named Executive Officer three months prior to expiration.
As used in the retention agreements, “cause” means: (i) conviction for, or guilty plea to, a felony involving moral turpitude; (ii) an uncured willful refusal to comply with our lawful and reasonable instructions, or to otherwise perform duties as we lawfully and reasonably determine; (iii) any willful act of dishonesty intended to result in material gain or personal enrichment at the expense of us or any of our customers, partners, affiliates or employees; or (iv) any willful act of gross misconduct that is injurious to us.
“Good reason” means, without consent, and subject to certain exceptions, (i) a reduction in then-current base salary (except for a reduction that is part of a proportional reduction of the base salaries of all executives), bonus opportunity or commissions opportunity; (ii) our offices being moved such that the usual commuting distance is increased by more than 10 miles; and (iii) a material and adverse change to title, duties or responsibilities.

DIRECTOR COMPENSATION

Our director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. Directors who are also employees of our Company do not receive compensation for their service on our Board of Directors.
In April 2017, the Board of Directors adopted a revised non-employee director compensation program (the “Director Compensation Program”).
Under the Director Compensation Program, non-employee directors receive a cash retainer for service on the Board of Directors and for service on each committee of which the director is a member. The Chairperson of the Board and of each committee received a higher retainer for such service. Cash retainers are payable quarterly in arrears. The fees paid to non-employee directors for service on the Board of Directors under the Director Compensation Program is as follows:

Cash Compensation
Board of Directors annual retainer	$35,000
Incremental annual retainer for the Chairman	$25,000
Committee Chair annual retainers
Audit	$17,500
Compensation	$12,500
Nominating and Corporate Governance	$7,500
Committee member annual retainers
Audit	$7,500
Compensation	$5,000
Nominating and Corporate Governance	$5,000

In addition, under this program, each of our non-employee directors is eligible to receive an annual stock option grant to purchase a number of shares of common stock with a value of $200,000 (determined using the Black-Scholes option value based on stock price on the date of grant), vesting in full on the earlier of the one-year anniversary of the grant date and the date of the annual meeting following the date of grant, subject to the director’s continued service. On April 17, 2018, our non-employee directors elected to reduce the value of their 2018 annual stock option grants under this program to an annual grant to purchase a number of shares of common stock with a value of $100,000, as opposed to $200,000 (determined using the Black-Scholes option value based on stock price), in an effort to ensure that the Company will have a sufficient number of shares available for issuance under its equity compensation plans to grant equity awards in connection with new employee hires, promotions and the Company’s annual equity award program to continuing employees in 2018. Additionally, new non-employee directors are eligible to receive a stock option to purchase a number of shares of common stock with a value of $300,000 (determined using the Black-Scholes option value based on stock price on the date of grant), vesting in equal monthly installments over three years, subject to the director’s continued service.
Under the terms of the 2016 Plan, the maximum aggregate number of shares subject to all equity awards granted to any non-employee director in a calendar year may not exceed 220,000 shares. Under the terms of the option grants made to our non-employee directors, upon a change in control all unvested shares subject to the stock options will vest in full.
In 2018, in accordance with the terms of the Director Compensation Program, all of our non-employee directors received their annual stock option grant, with a grant date value of $100,000 shares, on June 13, 2018, the date of our annual meeting, covering 81,774 shares of our common stock.
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

The following table sets forth information regarding the compensation of our non-employee directors earned for services rendered during the year ended December 31, 2018:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	Total ($)
Kim Kamdar, Ph.D.	$70,000	$99,944	$169,944
Raymond Dittamore	$55,000	$99,944	$154,944
Douglas Fisher, M.D.	$40,000	$99,944	$139,944
Les Howe	$57,500	$99,944	$157,444
David Moatazedi	$47,500	$99,944	$147,444
Jonah Shacknai (4)	$22,500	$99,944	$122,444
Sharon Stevenson, DVM Ph.D.	$42,500	$99,944	$142,444

(1)
Mr. Rasdal, our Chief Executive Officer in 2018, is not included in this table as he was an employee of the Company in 2018 and did not receive compensation for his services as a director. All compensation paid to Mr. Rasdal for the services he provided to us in 2018 is reflected in the Summary Compensation Table. Effective January 1, 2019, Mr. Rasdal serves as our Executive Chairman of the Board and will be paid as employee and will not receive additional compensation for his services as director.

(2)	Reflects cash retainer fees earned by our non-employee directors in 2018.

(3)
Amounts represent the aggregate grant date fair value of option awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. The assumptions used in the valuation of these awards are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 22, 2019. As of December 31, 2018, the following outstanding option awards were held by members of our Board: Dr. Kamdar, 185,828 shares, Mr. Dittamore, 185,828 shares, Dr. Fisher, 185,828 shares, Mr. Howe, 159,966 shares, Mr. Moatazedi, 178,316 shares, and Dr. Stevenson, 185,828 shares. None of our non-employee directors hold any stock awards.

(4)	Mr. Shacknai resigned effective July 10, 2018. Mr. Shacknei forfeited his 2018 option grant in connection with his resignation.

In March 2019, the Board of Directors adopted a revised non-employee director compensation program (the “revised Director Compensation Program”). Our revised Director Compensation Program is largely identical to the one we adopted in 2017, except the annual equity awards will be in the form of restricted stock units, rather than stock options, and the value of such awards will be $100,000, rather than $200,000. Additionally, the annual restricted stock unit grants under our revised Director Compensation Program will vest in full on the earlier of the one-year anniversary of the grant date and the date of the annual meeting following the date of grant, and will be granted pursuant to a form of award agreement providing for a deferral of payment such that the shares subject to the award will be settled on the earliest of: (i) the three-year anniversary of the grant date; (ii) a “change of control event” for purposes of Section 409A of the Internal Revenue Code; and (iii) a “separation from service” within the meaning of Section 409A of the Internal Revenue Code.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2018.
As of December 31, 2018, we had three equity compensation plans in place under which shares of our common stock were authorized for issuance detailed as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)(1)	(c)
Equity compensation plans approved by security holders.............................................	3,360,048 (2)	$5.83 (2)	1,566,144 (3)
Equity compensation plans not approved by security holders.............................................	—	—	—
Total...................................................................	3,360,048	$5.83	1,566,144

(1)	Represents the weighted-average exercise price of outstanding options.

(2)
Includes 2,578,279 shares of common stock that were subject to awards as of December 31, 2018 under the 2016 Plan and 781,769 shares of common stock that were subject to awards as of December 31, 2018 under the 2008 Plan.

(3)
Includes 1,089,885 shares of common stock available for issuance under the 2016 Plan and 476,259 shares of common stock available for issuance under our Employee Stock Purchase Plan. With respect to our Employee Stock Purchase Plan, this number includes 160,000 shares of common stock, which is the maximum number of shares of common stock subject to purchase during the purchase period covering December 31, 2018. With respect to our 2016 Plan, this number includes future awards and shares remaining available for issuance under the 2008 Plan which became available for issuance under the 2016 Plan upon its termination in 2016. This amount does not include any additional shares that may become available for future issuance under the 2016 Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2019 and continuing through 2026 by the number of shares equal to 4% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. Additionally, this amount does not include any additional shares that may become available for future issuance under our Employee Stock Purchase Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2019 and continuing through 2026 by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. Our Employee Stock Purchase Plan was suspended to future purchases, effective May 1, 2019.

Security Ownership of Certain Beneficial Owners and Management
The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock at April 18, 2019 for:

•	each of our directors;

•	each of our Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, who beneficially owned more than 5% of our outstanding common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Applicable percentage ownership is based on 24,000,751 shares of common stock outstanding as of April 18, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other rights held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 18, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Shares of common stock held by our executive officers includes restricted stock awards, as the restricted shares are entitled to be voted. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Obalon Therapeutics, Inc., 5421 Avenida Encinas, Suite F, Carlsbad, California 92008.

	Beneficial Ownership
Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders
Entities affiliated with Domain Partners(1)..........................................................................	5,683,899	23.7%
InterWest Partners X, L.P.(2)................................................................................................	3,552,239	14.8%
Tamarack Advisers, L.P.(3)..................................................................................................	2,100,000	8.7%
Named Executive Officers and Directors
Andrew Rasdal(4)................................................................................................................	1,139,113	4.6%
Kelly Huang, Ph.D.(5)..........................................................................................................	151,195	*
William Plovanic(6).............................................................................................................	348,147	1.4%
Dittamore Community Property Trust Dated August 31, 2016(7).......................................	204,016	*
Douglas Fisher, MD(8).........................................................................................................	172,952	*
Les Howe(9).........................................................................................................................	204,016	*
Kim Kamdar, Ph.D.(10).......................................................................................................	241,297	1.0%
David Moatazedi(11)............................................................................................................	168,813	*
Sharon Stevenson, DVM Ph.D.(12).....................................................................................	1,087,892	4.5%
All executive officers and directors as a group (15 persons)(13).........................................	4,839,448	18.5%
___________

*	Represents beneficial ownership of less than one percent.

(1)
Based solely on a Schedule 13D filed with the SEC on August 23, 2018 by Domain Partners VII, L.P., or Domain Partners, and DP VII Associates, L.P., or DP Associates. Represents (a) 5,634,329 shares of common stock held by Domain Partners and (b) 49,570 shares held by DP Associates. One Palmer Square Associates VII, L.L.C., or One Palmer Square, is the general partner of each of Domain Partners and DP Associates. James C. Blair, Brian H. Dovey, Jesse I. Treu, Nicole Vitullo and Brian K. Halak are the managing members of One Palmer Square, and share voting and investment power over the shares, and disclaims beneficial ownership of all securities other than those he or she owns directly, if any, or by virtue of his or her indirect pro rata interest as a managing member of OPSA VII. Kim Kamdar, a member of our board of directors, is a member of One Palmer Square and does not have any voting or dispositive power over these shares. The address of the filing persons is c/o Domain Associates LLC., One Palmer Square, Princeton, New Jersey 08542.

(2)
Based solely on a Schedule 13G filed with the SEC on February 14, 2019 in part by InterWest Partners X, L.P., or IWP X, and InterWest Management Partners X, LLC, or IMP X. As of December 31, 2018, represents shares of common stock held by IWP X. IMP X is the general partner of IWP X. Gilbert H. Kliman and Arnold L. Oronsky are the managing directors of IMP X, and Keval Desai and Khalad A. Nasr are venture members of IMP X, and all of these individuals share voting and investment power over the shares. Douglas Fisher, a member of our board of directors, is an Executive in Residence at InterWest Venture Management Co., an affiliate of IWP X, and a member of IMP X but does not have voting or investment power over these shares. The address of the filing persons is 2710 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(3)
Based solely on a Schedule 13G filed with the SEC on February 15, 2019 by Tamarack Advisers, L.P. ("Tamarack ALP"), Tamarack Capital GP, LLC and Justin Ferayorni. Represents shares of common stock held by Tamarack ALP. Tamarack Capital GP, LLC is deemed to be the beneficial owner of these shares as general partner and majority owner of Tamarack ALP. Mr. Ferayorni is deemed to be the beneficial owner of these shares as managing member and majority owner of Tamarack Capital GP, LLC and Tamarack ALP. The address of the filing reporting persons is 5050 Avenida Encinas, Suite 360, Carlsbad, CA.

(4)
Represents (i) 566,948 shares of common stock held by The Rasdal Family Trust dated December 10, 1996, of which Mr. Rasdal and his spouse serve as co-trustees, and (ii) 572,165 shares underlying options to purchase common stock held by Mr. Rasdal that are exercisable within 60 days of April 18, 2019, of which 33,585 shares are unvested but early exercisable and would be subject to a right of repurchase in our favor upon Mr. Rasdal’s cessation of service prior to vesting.

(5)
Consists of (i) 65,000 restricted stock awards that are subject to vesting, (ii) 54,945 shares of common stock held by Dr. Huang, and (iii) 31,250 shares underlying options to purchase common stock held by Dr. Huang that are exercisable within 60 days of April 18, 2019.

(6)
Consists of (i) 218,044 shares of common stock held by William J. Plovanic Revocable Trust Dated February 29, 2008, of which Mr. Plovanic serves as trustee, of which 45,055 shares are subject to a right of repurchase in our favor upon Mr. Plovanic’s cessation of service prior to vesting, (ii) 55,103 shares underlying options to purchase common stock held by Mr. Plovanic that are exercisable within 60 days of April 18, 2019, (iv) 45,000 restricted stock awards that are subject to vesting and (v) 30,000 shares of common stock purchased through Mr. Plovanic and Mr. Plovanic’s wife’s IRA. Mr. Plovanic has sole voting and investment power over the shares directly owned by William J. Plovanic Revocable Trust dated February 29, 2008.

(7)
Consists of (i) 176,544 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019, of which 4,850 shares are unvested but early exercisable and would be subject to a right of repurchase in our favor upon Mr. Dittamore’s cessation of service prior to vesting and (ii) 27,472 shares of common stock held by Mr. Dittamore. Mr. Dittamore has sole voting and investment power over the shares directly owned by Dittamore Community Property Trust dated August 31, 2016.

(8)	Represents 172,952 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019.

(9)
Represents (i) 53,334 shares of common stock held, of which 5,389 shares are subject to a right of repurchase in our favor upon Mr. Howe’s cessation of service prior to vesting, and (ii) 150,682 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019.

(10)
Represents (i) 54,945 shares of common stock held by Dr. Kamdar, and (ii) 172,952 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019 and (iii) 13,400 shares of common stock held jointly with Dr. Kamdar's mother, as to which Dr. Kamdar has sole voting and investment power.

(11)	Consists of (i) 163,319 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019 and (ii) 5,494 shares of common stock held by Mr. Moatazedi.

(12)
Consists of (i) 172,952 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019, (ii) 27,472 shares of common stock held by Dr. Stevenson; and (iii) 546,233 shares held by Okapi Ventures, L.P., and 341,235 shares held by OV, Okapi Ventures II, L.P., or OVII. Okapi Venture Partners, LLC and Okapi Venture Partners II, LLC are the general partners of OV and OVII, respectively, and Sharon Stevenson, a member of our Board, and B. Marc Averitt, are the managing directors of Okapi Venture Partners, LLC and Okapi Venture Partners II, LLC, and share voting and investment power over these shares. Dr. Stevenson has sole voting and investment power over her shares.

(13)
Represents (i) 2,426,872 shares of common stock, of which 50,444 shares are subject to a right of repurchase in our favor upon the respective director’s or officer’s cessation of service prior to vesting, (ii) 2,170,263 shares underlying options to purchase common stock that are exercisable within 60 days of April 18, 2019, of which 62,144 shares are unvested but early exercisable and would be subject to a right of repurchase in our favor upon the respective director’s or officer’s cessation of service prior to vesting and (iii) 242,313 restricted stock awards that are subject to vesting.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
Director Independence

Our Board has determined that all of our directors, other than Andrew Rasdal and Kelly Huang, Ph.D., qualify as “independent” in accordance with the listing requirements of The NASDAQ Global Select Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Mr. Rasdal is not independent because he previously served as the President and Chief Executive Officer, and continues to serve as Executive Chairman of our Board. Dr. Huang is not independent because he is the President and Chief Executive Officer of the Company. There are no family relationships among any of our directors or executive officers.

Certain Relationships and Related Party Transactions
The following is a summary of transactions or agreements entered into or existing since January 1, 2018 to which we have been or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this proxy statement captioned “Executive and Director Compensation.”

PIPE Offering
On August 22, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investors named therein. Pursuant to the Purchase Agreement, the Company agreed to sell an aggregate of 5,494,506 shares of its common stock for aggregate gross proceeds of approximately $10.0 million (the “Offering”). The purchase price for each share was $1.82. The Offering closed on August 23, 2018. On August 22, 2018, the Company also entered into a Registration Rights Agreement with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within 30 days after the closing of the Offering for purposes of registering the resale of the shares sold in the Offering. The Company also agreed to use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 60 calendar days after the closing of the Offering (90 days in the event the registration statement is reviewed by the SEC). The Company further agreed, among other things, to indemnify the selling holders under the registration statement from certain losses, claims, damages and liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions) incident to the performance of, or compliance with, the Company’s obligations under the Registration Rights Agreement. The Offering is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act.
Investors in the offering included the following related persons:

Name	Relationship to Company
Domain Partners VII, L.P.	Beneficial Owner of 5% or more
InterWest Partners X, LP	Beneficial Owner of 5% or more
Tamarack Global Healthcare Fund QP, LP	Affiliate of Beneficial Owner of 5% or more
Tamarack Global Healthcare Fund, LP	Beneficial Owner of 5% or more
Kim Kamdar, Ph.D.	Director
Sharon Stevenson	Director
Les Howe	Director
Dittamore Community Property Trust Dated August 31, 2016	Affiliate of Director
David Moatazedi	Director
Rasdal Family Trust DTD 12/10/1996	Affiliate of Director
Mark Brister	Chief Technology Officer
Kelly Huang	President, CEO, and Director
William J. Plovanic Revocable Trust Dated 02/29/2008	Affiliate of CFO
Nooshin Hussainy	Vice President of Finance
Robert H. Mondore, Jr.	Vice President of Operations
Neil Drake	Vice President of Research and Development
Amy VandenBerg	Chief Clinical and Regulatory Officer
Robin Fisher	Immediate Family Member of Director

Transactions with Bader
We are a party to a distribution agreement, originally entered into in June 2013, with Bader Sultan & Bros. Co. W.L.L., or Bader, a healthcare products distributor based in Sufat, Kuwait and a stockholder of the Company. Pursuant to the distribution agreement, as amended on July 26, 2016, we appointed Bader as the exclusive distributor of our products in the Middle East. Sales to Bader for the year ended December 31, 2018 totaled $4.4 million. The current agreement with Bader expires on December 31, 2019 and does not include the Obalon Navigation System. We are not automatically renewing the contract and, if we continued operations with Bader, we would have to negotiate a new agreement. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East. Bader was a 5% beneficial owner of our common stock during 2018, but no longer is a 5% beneficial owner.

Fourth Amended and Restated Investors' Rights Agreement
On April 29, 2016, we entered into an investors’ rights agreement with certain holders of our common stock and holders of our convertible preferred stock, including entities with which certain of our directors are affiliated, including InterWest Partners X, L.P., Domain Partners VII, L.P., DP VII Associates, L.P., Okapi Ventures, L.P. and Okapi Ventures II, L.P. These stockholders are entitled to rights with respect to the registration of their shares following our initial public offering under the Securities Act. These rights include demand registration rights, Form S-3 registration rights and piggyback registration rights. In any registration made pursuant to such investors’ rights agreement, all fees and expenses of underwritten registrations, including reasonable fees and disbursements of one counsel to the selling stockholders, will be borne by us and all selling expenses, including estimated underwriting discounts and selling commissions, will be borne by the holders of the shares being registered. The registration rights will terminate, as to each holder of registrable securities, on the date when such holder can sell all of its registrable securities in a single transaction pursuant to Rule 144 of the Securities Act.

Indemnification Agreements
In connection with our initial public offering, we entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify our directors, officers and key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or any of our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors, officers and key employees for the defense of any action for which indemnification is required or permitted. The indemnification agreements, our Charter and our Bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law.

Review, Approval or Ratification of Transactions with Related Parties
Our Board has adopted a written related-person transactions policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family or affiliates of the foregoing persons, are not permitted to enter into a material related-person transaction with us without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our audit committee (or the committee composed solely of independent directors, if applicable) for review, consideration and approval. In approving or rejecting any such proposal, our audit committee (or the committee composed solely of independent directors, if applicable) will consider the relevant facts and circumstances available and deemed relevant to the audit committee (or the committee composed solely of independent directors, if applicable), including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

ITEM 14.     Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Other Matters
The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	Fiscal Year Ended December 31,
Fee Category	2018	2017
Audit Fees	$534,575	$580,860
Audit-Related Fee	—	—
Tax Fees	—	—
All Other Fees	1,780	1,780
Total Fees	$536,355	$582,640
For 2018, $341,780 of the total fees were billed as of December 31, 2018. For 2017, $150,000 of the total fees were billed as of December 31, 2017.
Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q, the issuance of consents for 2018 and 2017, and comfort letters in connection with registration statements.
For 2018 and 2017, All Other Fees represent fees for a subscription to KPMG's accounting research tool.

Audit Committee Pre-Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm, including all audit services, audit-related services, tax services, and all other services. The Audit Committee pre-approves the engagement of the independent registered accounting firm and the provision of audit services and audit-related services on an annual basis and pre-approves the particular tax and all other services on a case-by-case basis and does not delegate approval to management. All of the services of KPMG LLP for 2018 and 2017 described above were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: April 29, 2019	by:	/s/ Kelly Huang
President and Chief Executive Officer

Date: April 29, 2019	by:	/s/ William Plovanic
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated December 27, 2018, between Obalon Therapeutics, Inc. and Canaccord Genuity LLC	8-K	001-37897	12/27/2018	1.1
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/16	3.2
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-37897	6/14/2018	3.1
3.4	Restated Bylaws	S-1	333-213551	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	333-213551	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	333-213551	9/9/16	4.2
4.3	Form of Warrant to Purchase Series C Preferred Stock	S-1	333-213551	9/9/16	4.3
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	333-213551	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	333-213551	9/9/16	4.5
4.6	Securities Purchase Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	333-227160	8/31/2018	4.3
4.7	Registration Rights Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	333-227160	8/31/2018	4.4
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	333-213551	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	333-213551	9/9/16	10.2
10.3‡	2016 Equity Incentive Plan and form of award agreements thereunder	S-1	333-213551	9/26/16	10.3
10.4‡	First Amendment to 2016 Equity Incentive Plan	10-K	001-37897	2/22/2019	10.4
10.5‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	333-213551	9/26/2016	10.4
10.6‡	Amendment to Obalon Therapeutics, Inc. 2016 Employee Stock Purchase Plan	8-K	001-37897	5/4/2018	10.1
10.7‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	333-213551	9/26/16	10.11
10.8‡	Obalon Therapeutics, Inc. Director Compensation Program	10-Q	001-37897	8/2/2017	10.2
10.9‡	Form of CEO Retention Agreement	10-Q	001-37897	11/10/16	10.6
10.10‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	001-37897	11/10/16	10.7
10.11‡	Form of Non-Employee Director Option Agreement.	10-K	001-37897	2/23/2017	10.8
10.12‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	333-213551	9/26/16	10.5

10.13‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	333-213551	9/26/16	10.6
10.14‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	333-213551	9/26/16	10.7
10.15‡	Offer Letter dated January 26, 2016 between the Company and William Plovanic	10-Q	001-37897	5/10/2017	10.1
10.16‡	Offer Letter dated August 14, 2017 between the Company and Kelly Huang	10-K	001-37897	3/5/2018	10.14
10.17‡	Form of Executive Retention Agreement (Non-CEO) (April 2018)	10-Q	001-37897	5/10/2018	10.1
10.18	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	333-213551	9/9/16	10.8
10.19	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	001-37897	2/23/2017	10.13
10.20	Fourth Amendment to Lease dated May 31, 2018 between Gildred Development Company, DBA Ocean Point and Obalon Therapeutics, Inc.	8-K	001-37897	6/5/2018	10.1
10.21*	Distribution Agreement dated June 26, 2013 between the Registrant and Bader Sultan & Bros. Co. W.L.L., as amended	S-1	333-213551	9/9/16	10.9
10.22	Loan and Security Agreement dated June 14, 2013 between the Registrant and Pacific Western Bank (as successor in interest to Square 1 Bank), as amended	S-1	333-213551	9/9/16	10.10
10.23	Third Amendment to Loan and Security Agreement, dated December 21, 2016, between the Registrant and Pacific Western Bank	10-K	001-37897	2/23/2017	10.16
10.24	Fourth Amendment to Loan and Security Agreement, dated June 9, 2017, between the Company and Pacific Western Bank	10-Q	001-37897	8/2/2017	10.1
10.25	Fifth Amendment to Loan and Security Agreement, dated July 9, 2018, by and between the Company and Pacific Western Bank.	10-Q	001-37897	8/2/2018	10.1
10.26	Purchase Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	001-37897	12/27/2018	10.1
10.27	Registration Rights Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	001-37897	12/27/2018	10.2
10.28‡	Form of Restricted Stock Unit Award pursuant to the 2016 Equity Incentive Plan	10-K	001-37897	2/22/2019	10.28
21.1	Subsidiaries of the Registrant.	10-K	001-37897	2/22/2019	21.1
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-37897	2/22/2019	23.1
24.1	Power of Attorney. Reference is made to the signature page hereto.	10-K	001-37897	2/22/2019	24.1
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37897	2/22/2019	31.1

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-37897	2/22/2019	31.2
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	10-K	001-37897	2/22/2019	32.1
101.INS	XBRL Instance Document.	10-K	001-37897	2/22/2019	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-37897	2/22/2019	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-37897	2/22/2019	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-37897	2/22/2019	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	001-37897	2/22/2019	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-37897	2/22/2019	101.PRE

*	Registrant has omitted and filed separately with the SEC portions of the exhibit pursuant to confidential treatment request under Rule 406 promulgated under the Securities Act.

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.