Form 10-Q
period 2019-03-31
OBALON THERAPEUTICS INC
filed 2019-05-10
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	OBLN	The NASDAQ Stock Market LLC (NASDAQ Global Market)
Total shares of common stock outstanding as of the close of business on May 3, 2019 was 24,000,751.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$24,684	$21,187
Short-term investments	—	2,548
Accounts receivable, net of allowance of $773 and $665, respectively	1,829	870
Inventory	1,860	1,580
Other current assets	1,539	2,462
Total current assets	29,912	28,647
Property and equipment, net	1,222	1,739
Lease right-of-use assets	1,234	—
Total assets	$32,368	$30,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,044	$1,159
Accrued compensation	986	3,805
Deferred revenue	370	352
Other current liabilities	2,214	1,985
Current portion of lease liabilities	465	—
Current portion of long-term loan	19,952	9,930
Total current liabilities	25,031	17,231
Lease liabilities long-term	819	—
Other long-term liabilities	—	48
Total long-term liabilities	819	48
Total liabilities	25,850	17,279
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 24,249,478 and 23,513,292 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	24	23
Additional paid-in capital	163,538	161,838
Accumulated deficit	(157,044)	(148,754)
Total stockholders’ equity	6,518	13,107
Total liabilities and stockholders’ equity	$32,368	$30,386

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Revenue	$1,775	$1,346
Cost of revenue	1,232	769
Gross profit	543	577
Operating expenses:
Research and development	2,439	2,639
Selling, general and administrative	6,204	10,006
Total operating expenses	8,643	12,645
Loss from operations	(8,100)	(12,068)
Interest expense, net	(190)	(37)
Other expense, net	—	(21)
Net loss	(8,290)	(12,126)
Other comprehensive income	—	6
Net loss and comprehensive loss	$(8,290)	$(12,120)
Net loss per share, basic and diluted	$(0.36)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	23,112,582	16,986,656

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
(unaudited)	Shares	Amount
Balance at December 31, 2018	23,513,292	$23	$161,838	$(148,754)	$13,107
Stock-based compensation	—	—	1,105	—	1,105
Issuance of common stock for cash upon exercise of stock options	1,181	—	1	—	1
Vesting of early exercised stock options	—	—	14	—	14
Issuance of common stock, net of issuance costs	755,505	1	580	—	581
Cancellation of restricted stock awards	(20,500)	—	—	—	—
Net loss	—	—	—	(8,290)	(8,290)
Balance at March 31, 2019	24,249,478	$24	$163,538	$(157,044)	$6,518

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
(unaudited)	Shares	Amount
Balance at December 31, 2017	17,500,604	$18	$146,474	$(5)	$(111,374)	$35,113
Stock-based compensation	—	—	1,389	—	—	1,389
Issuance of common stock for cash upon exercise of stock options	20,678	—	28	—	—	28
Vesting of early exercised stock options	—	—	14	—	—	14
Issuance of restricted stock awards, net of cancellations	75,000	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	6	—	6
Net loss	—	—	—	—	(12,126)	(12,126)
Balance at March 31, 2018	17,596,282	$18	$147,905	$1	$(123,500)	$24,424

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Operating activities:
Net loss	$(8,290)	$(12,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	129
Stock-based compensation	1,105	1,389
Loss on disposal of fixed assets	—	107
Amortization of right-of-use asset	92	—
(Accretion) amortization of investment (discount) premium, net	(2)	(5)
Amortization of debt discount	22	11
Change in operating assets and liabilities:
Accounts receivable, net	(959)	1,670
Inventory	102	(449)
Other current assets	923	527
Accounts payable	(137)	1,074
Accrued compensation	(2,819)	(2,663)
Deferred revenue	18	(173)
Lease liabilities, net	(42)	—
Other current and long-term liabilities	195	(93)
Net cash used in operating activities	(9,642)	(10,602)
Investing activities:
Maturities of short-term investments	2,550	23,302
Purchases of property and equipment	(19)	(358)
Net cash provided by investing activities	2,531	22,944
Financing activities:
Proceeds from long-term loan	10,000	—
Proceeds from issuance of common stock, net of issuance costs	607	—
Proceeds from sale of common stock upon exercise of stock options	1	28
Net cash provided by financing activities	10,608	28
Net increase in cash and cash equivalents	3,497	12,370
Cash and cash equivalents at beginning of period	21,187	21,108
Cash and cash equivalents at end of period	$24,684	$33,478
Supplemental cash flow information:
Interest paid	$205	$149
Unpaid issuance costs	$26	$—
Property and equipment in accounts payable	$4	$46
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
Liquidity
As of March 31, 2019, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $1.8 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of March 31, 2019, its accumulated deficit was $157.0 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO), and a subsequent private placement, and, to a lesser extent, debt financing arrangements. As of March 31, 2019, the Company had cash and cash equivalents of $24.7 million, which included $20.0 million in debt outstanding with Pacific Western Bank (as successor-in-interest to Square 1 Bank). The terms of the loan and security agreement with Pacific Western Bank require the Company to maintain a cash balance in its accounts with the lender in an amount equal to or greater than the outstanding indebtedness, which effectively means the Company only has access to $4.7 million of its cash and cash equivalents as of March 31, 2019. As a result, there is substantial doubt about the Company's ability to continue as a going concern and if the Company is not able to raise capital within the second quarter of 2019, the Company will not be able to support ongoing operations.
The Company will need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses.
The Company plans to use proceeds from the Equity Distribution Agreement and the Lincoln Park Purchase Agreement to the extent available to fund operations and will also seek other sources of funding. Adequate funding, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company's business, results of operations or financial condition. See Note 8 for further detail regarding the 2018 equity financing transactions.
The Company’s ability to continue as a going concern, and correspondingly to execute on its business plan and strategy, is dependent upon the Company’s ability to accomplish one or more of the following: renegotiate the terms of its loan and security agreement with Pacific Western Bank to reduce the existing cash collateral covenant; raise additional capital in the very near term to fund its ongoing operations or engage in a strategic alternative. If the Company is unable to accomplish one or more of these alternatives before its cash and cash equivalents fall below $20.0 million it could default under the loan and security agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable.

2. Summary of Significant Accounting Policies

Except for the operating lease policy described below, there were no significant changes to the accounting policies during the three months ended March 31, 2019, from the significant accounting policies described in Note 2 of the “Notes to Consolidated

Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
Leases
Effective January 1, 2019, the Company adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company determines the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment and term. The Company applied the new guidance to its existing facility lease at the time of adoption and recognized a ROU asset and lease liability of $1.2 million and $1.3 million, respectively, as of March 31, 2019.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the statements of operations.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2019 and its condensed consolidated results of operations for the three months ended March 31, 2019 and 2018, statements of stockholders' equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
Fair Value Measurements
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of the term loan approximates its fair value as the interest rate and other terms are that which are currently available to the Company.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Three Months Ended March 31,
	2019	2018
Single largest customer:*
Revenue	33.1%	63.1%
Second largest customer:
Revenue	14.7%	1.7%

	March 31, 2019	December 31, 2018
Single largest customer:*
Accounts receivable	32.2%	—%
Second largest customer:
Accounts receivable	17.0%	2.1%

*The Company's largest customer for the three months ended March 31, 2019 and 2018 was its Middle East distributor. There were no other international sales aside from sales to this distributor for the three months ended March 31, 2019 and 2018.
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

In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. This ASU provides companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements. The Company elected the optional method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption, if needed, and did not restate prior periods. The Company elected certain practical expedients permitted under the transition guidance. As part of the adoption, the Company recorded a ROU asset and liability upon adoption of the guidance pertaining to its long-term real estate lease for its corporate facilities. No cumulative-effect adjustment was needed.
Recently Issued Accounting Pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$24,684	$24,684	$—	$—
Total assets	$24,684	$24,684	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$21,187	$21,187
Short-term investments:
U.S. Treasury bonds	2,548	2,548	—	—
Total assets	$23,735	$23,735	—	—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2019 and December 31, 2018.

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

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(8,290)	(12,126)
Weighted-average common shares outstanding, basic and diluted	23,112,582	16,986,656
Net loss per share, basic and diluted	$(0.36)	$(0.71)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2019	2018
Stock options to purchase common stock	182,184	596,209
Total	182,184	596,209

5. Balance Sheet Details

Inventory consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,595	$1,090
Work in process	67	288
Finished goods	198	202
Total	$1,860	$1,580

Other current assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	1,539	2,329
Interest receivable	—	12
Other assets	—	121
Total	$1,539	$2,462

Property and equipment, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer hardware	$410	$410
Computer software	274	274
Leasehold improvements	405	405
Furniture and fixtures	179	178
Scientific equipment	1,975	1,921
Construction in progress, or CIP	103	530
	3,346	3,718
Less: accumulated depreciation	(2,124)	(1,979)
Total	$1,222	$1,739

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.
Other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued legal and professional fees	$542	$624
Accrued customer incentives	485	467
Accrued sales and other taxes	139	132
Accrued marketing expenses	241	—
Other accrued expenses	807	762
Total	$2,214	$1,985

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Pacific Western Bank (successor-in-interest to Square 1 Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.

In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, the Company drew down on the remaining $10.0 million tranche. As of March 31, 2019, the Company had $20.0 million in outstanding borrowings under the Loan Agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in July 2022. As the prime rate was 5.5% as of March 31, 2019, the interest rate on the debt was 7.0% as of March 31, 2019. The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. The Loan Agreement may be prepaid in full at any time with no additional cost.
The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreement held with Pacific Western Bank are amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. In addition, the Company is required to deposit into such accounts a portion or all of the net proceeds from its next equity offering, which the Company satisfied in connection with the completion of the private placement in August 2018. These, and other covenants under the Loan Agreement, may make it difficult to operate the Company's business. As of March 31, 2019, the Company was in compliance with all covenants under the loan and security agreement. If the Company is unable to raise additional capital and the cash balance in its accounts with its lender falls below the amount of outstanding debt, the Company would be in default. If any event of default is triggered and the Company does not obtain a waiver from the lender, the lender can, among other things, accelerate the entire outstanding amount of the debt, which could significantly deplete its cash resources, cause it to raise additional capital at unfavorable terms, require it to sell portions of the business or result in the Company seeking bankruptcy protection to protect stakeholder value. As a result, there is substantial doubt about the Company's ability to continue as a going concern and if the Company is not able to raise capital within the second quarter of 2019, the Company will not be able to support ongoing operations. Due to the Company's current cash flow position, the substantial doubt about its ability to continue as a going concern, and the requirement under the Loan Agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the Loan Agreement, the Company reclassified the long-term portion of the term loan to current. If any event of default occurs, or in order to avoid an event of default, the Company may be required to file for bankruptcy. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

March 31, 2019
Face value	$20,000
Less: unamortized debt issuance costs	(48)
Total term loan	$19,952
Less: current portion of long-term loan	(19,952)
Total long-term loan, excluding current portion	$—

As of March 31, 2019, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2019	$2,778
December 31, 2020	6,666
December 31, 2021	6,666
December 31, 2022	3,890
Total future principal payments due under the Loan Agreement	$20,000

7. Stock-Based Compensation

Equity Incentive Plan
As of March 31, 2019, 1,296,667 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.

The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$39	$10
Research and development	219	243
Selling, general and administrative	847	1,136
Total	$1,105	$1,389

Unrecognized stock-based compensation expense at March 31, 2019 was approximately $5.7 million, which is expected to be recognized over a weighted-average term of 2.1 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2019 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	3,360,048	$5.83
Options granted	819,615	2.28
Options exercised	(1,181)	0.87
Options canceled	(16,952)	5.14
Outstanding at March 31, 2019	4,161,530	$5.14	7.5	$209
Vested and expected to vest at March 31, 2019	3,868,235	$5.20	7.5	$209
Vested and exercisable at March 31, 2019	1,807,538	$6.02	6.6	$206

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2019:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2018	611,942	$5.89
Awards granted	—	—
Awards released	(47,500)	7.15
Awards canceled	(20,500)	6.37
Outstanding at March 31, 2019	543,942	$5.76

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2019:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	—	$—
Awards granted	86,957	2.30
Awards released	—	—
Awards canceled	—	—
Outstanding at March 31, 2019	86,957	$2.30	$125
Vested and expected to vest at March 31, 2019	79,174	$2.30	$114

8. Stockholder's Equity

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

The Company incurred $0.2 million of legal, accounting and other professional fees related to the Equity Distribution Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of March 31, 2019 and will be charged against paid-in capital upon future proceeds from the sale of common stock under the Equity Distribution Agreement. As of March 31, 2019, the Company sold 5,505 shares under the Equity Distribution Agreement for aggregate gross proceeds of an immaterial amount.

Lincoln Park Purchase Agreement

On December 27, 2018, the Company entered into the Lincoln Park Purchase Agreement and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park, pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of the Company's common stock, over the 36-month period commencing in February 2019.

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

The Company incurred $0.7 million of commitment shares issued, legal, accounting, registration and other professional fees related to the Lincoln Park Purchase Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of March 31, 2019 and will be charged against paid-in capital upon future proceeds from the sale of common stock under the Lincoln Park Purchase Agreement. As of March 31, 2019, the Company has sold 750,000 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $1.3 million.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of March 31, 2019:

Stock options issued and outstanding	4,161,530
Authorized for future option and ongoing vesting of award grants	1,296,667
Authorized for future issuance under ESPP	745,234
Total	6,203,431

9. Income Taxes
For the three months ended March 31, 2019 and 2018, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
Operating Lease
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2022. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three months ended March 31, 2019 was immaterial.

The Company determines if an arrangement is a lease at inception. The exercise of lease renewal options is at the Company’s sole discretion and were not included in the calculation of the Company’s lease liability as the Company is not able to determine without uncertainty if the renewal option will be exercised. The depreciable life of assets and leasehold improvements are limited to the expected term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any variable lease payments, residual value guarantees or any restrictive covenants.

The Company’s ROU asset represents the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease or the ASC 842 adoption date, whichever is later, based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments, or 7.0%, as of the adoption date. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date or adoption date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Future minimum annual lease payments under such leases are as follows as of March 31, 2019 (in thousands):

Undiscounted lease payments:
Remainder of 2019	$349
2020	475
2021	489
2022	116
Total undiscounted lease payments	1,429
Less: imputed interest	(145)
Lease liability	1,284
Less: current portion of lease liability	(465)
Lease liability, less current portion	$819

As of March 31, 2019, the Company’s remaining lease term is 3.0 years. Rent expense totaled $0.1 million for both the three months ended March 31, 2019 and 2018. The Company paid $0.1 million of cash payments related to its operating lease agreement for the three months ended March 31, 2019.

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

Pursuant to our supplier agreement entered into in December 2018, we are obligated to purchase certain minimum quantities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can reduce the forecasted minimum quantities and are required to incur a holding fee for items manufactured by the supplier. This represents the one year minimum commitment of approximately $1.5 million as of March 31, 2019.

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of March 31, 2019, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against the Company and certain of its executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. The Company believes the complaint is without merit, and on December 4, 2018, the Company moved to dismiss the amended complaint. The court has scheduled a hearing for May 30, 2019 on the motion to dismiss.

11. Subsequent Events

Restructuring Charges
On April 2, 2019, the Company notified approximately 49 employees whose employment will be terminated, or approximately 50% of its workforce, with the intent to refocus activities, streamline operations and make more efficient use of cash. As a result of the workforce reduction, the Company recorded a restructuring charge in April 2019 for termination benefits of $0.5 million. As of the filing of the Form 10-Q, $0.4 million of this charge has been paid, resulting in a remaining accrual of $0.1 million. Additionally, as a result of the workforce reduction, the Company will recognize a reversal of stock compensation expense of approximately $0.7 to $0.9 million in April of 2019.
The Company expects to substantially complete the organizational restructuring by the end of the second quarter of 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, timing and results of preclinical and clinical development activities, selection of specific financial and strategic alternatives, and potential regulatory approval and commercialization of products and product candidates. In some cases, forward looking-statements may be identified by terminology such as “believe,” “may,” “will,” “should,” “predict,” “goal,” “strategy,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions and variations thereof. These words are intended to identify forward-looking statements.
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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
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

We commenced commercialization of our prior generation Obalon balloon system in January 2017. The prior generation Obalon Balloon System consisted of a swallowable capsule that contains a balloon attached to a microcatheter, a hand-held inflation system referred to as EzFill and a pre-filled can of our proprietary mix of gas. Subsequent to our initial commercial launch, we obtained FDA approval for our Obalon Touch Inflation Dispenser and our Obalon Navigation System. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon. It utilizes low energy electromagnetic field, rather than x-ray radiation, to track the Obalon balloon during placement and displays a dynamic real-time tracking of the balloon on a computer screen. Obalon Touch Inflation System is our next generation inflation system that will be used in conjunction with balloons place using the Obalon Navigation System. Together, the Obalon Navigation System and Obalon Touch Inflation Dispenser are intended to make balloon placement more reliable, safer, easier and less expensive. We commenced initial commercial shipments on the Obalon Navigation System and Obalon Touch Inflation Dispenser in the first quarter of 2019. We use the term Obalon Balloon System to refer to both our prior generation Obalon balloon system, and the latest generation that uses the Obalon Touch Inflation Dispenser and the Obalon Navigation System.

In January 2017, we commenced U.S. commercialization of our Obalon Balloon System through a direct sales force and in April 2019 we restructured the company, including eliminating our field sales and clinical organizations, and shifted to a more centralized customer support model. We are selling the Obalon Balloon System on a self-pay, non-reimbursed basis into existing physician specialty areas with weight loss practices, such as bariatric surgeons and gastroenterologists. In addition, we are selling to plastic surgeons, due to their client base and experience managing self-pay practices. Physicians can market our product as a highly differentiated, non-surgical weight loss procedure. We are also selling to retail medical groups that have experience with cash-pay surgical and non-surgical products and procedures. Based on our product design and commercial data, we believe the Obalon Balloon System provides potentially attractive economics for patients and physicians. We expect to continue to focus our sales and marketing efforts primarily on selling our product in the United States.
Historically, we also sold a prior generation Obalon balloon system through a distributor in the Middle East. However, we completed final shipments to this distributor in the first quarter of 2019 and we do not expect any additional international revenue in 2019 given our primary focus on the United States. In 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually we will only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. If we cannot transition physicians who currently use the prior generation Obalon balloon system with x-ray technology to the Obalon Navigation System or if we cannot satisfy customer expectations with a more centralized sales and clinical support model, we may experience a decline in sales.

Intragastric balloons represent a relatively new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon Balloon System as an important, growing and sustainable treatment for weight loss.

We also intend to continue to drive patient awareness and interest in part through multiple efforts that may vary over time and may include digital, offline and social marketing. We estimate that there were more than 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018. We also estimate that visits to our website were 1.7 million in 2018 and searches of our website for physicians capable of placing our Obalon Balloon System were over 580,000 in 2018. We also generated over 71,000 patient leads to our physician partners in the United States during 2018. During the three months ended March 31, 2019, we estimate there were approximately 8.7 million views of our digital advertisements, more than 3.1 million views of our digital videos, over 200,000 visits to our website, over 18,000 searches of our website for physicians capable of placing our Obalon Balloon System and generated approximately 16,000 patient leads to our physician partners in the United States.
We generated total revenue of $1.8 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, our net loss was $8.3 million and $12.1 million, respectively. We have not been profitable since inception, and as of March 31, 2019, our accumulated deficit was $157.0 million. From inception through March 31, 2019, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and a subsequent private placement in August 2018, and, to a lesser extent, debt financing arrangements.
As of March 31, 2019, we had cash and cash equivalents of $24.7 million, which included $20.0 million in debt outstanding with Pacific Western Bank (as successor-in-interest to Square 1 Bank). The terms of the loan and security agreement with Pacific Western Bank require us to maintain a cash balance in our accounts with the lender in an amount equal to or greater than the outstanding indebtedness, which effectively means we only have access to $4.7 million of our cash and cash equivalents as of March 31, 2019. Therefore, substantial doubt exists as to our ability to continue as a going concern and if we are not able to raise capital within the second quarter of 2019, we will not be able to support ongoing operations.
In an effort to address these liquidity concerns, on April 2, 2019, we commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of our workforce, that their employment would be terminated. This restructuring included the elimination of our field sales force and a transition to a new selling model focused on more centralized customer support and marketing programs directed at driving higher levels of engagement. Our intent with this restructuring was to refocus activities, streamline operations and make more efficient use of remaining cash as we attempt to continue to develop the market. We are in the early stages of this restructuring and cannot predict whether it will be an effective means of selling the Obalon Balloon System. To the extent we are able to raise additional capital, we may also explore pilot programs that can be more efficiently scaled if successful, including: the establishment of our own Obalon Balloon Retail Center; a new program rewarding top-performing accounts for increasing focus on and investment in Obalon; and initiatives for use by other medical weight loss specialties.
Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: renegotiate the terms of our loan and security agreement with Pacific Western Bank to reduce the existing cash collateral covenant; raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. On April 11, 2019, we engaged Cowen & Company, LLC as a financial advisor to assist us in exploring financial and strategic opportunities to enhance stockholder value. If we are unable to accomplish one or more of these alternatives before our cash and cash equivalents fall below $20.0 million we could default under the loan and security agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. As a result, our primary goal, along with the product-related business plans and objectives described in this Form 10-Q, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For the three months ended March 31, 2019 and 2018, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States and our Middle East distributor.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon Balloon System in the United States, which we anticipate to be our primary market. In April 2019, we restructured operations and eliminated the field sales force, and transitioned to a centralized customer support model. However, to date we have experienced limited penetration of the U.S. market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the intragastric balloon market (which is currently small and immature), acceptance of our current Obalon Balloon System and its future iterations by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends. The amount of and timing of revenue recognition may also be impacted by the customer incentive programs we decide to offer.
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
We expense R&D costs as incurred. We expect R&D expenses as a percentage of total revenue to vary over time depending on the level of revenue, the timing of our new product development efforts, as well as our clinical development, clinical trial, FDA required post approval studies and other related activities.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We expect SG&A expenses to decrease starting in the second quarter of 2019 due to overall headcount reductions executed in the April 2019 restructuring, but could increase in absolute dollars in subsequent quarters. SG&A expenses are expected to vary as a percentage of total revenue for the foreseeable future.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$1,775	$1,346
Cost of revenue	1,232	769
Gross profit	543	577
Operating expenses:
Research and development	2,439	2,639
Selling, general and administrative	6,204	10,006
Total operating expenses	8,643	12,645
Loss from operations	(8,100)	(12,068)
Interest expense, net	(190)	(37)
Other expense, net	—	(21)
Net loss	(8,290)	(12,126)
Other comprehensive income	—	6
Net loss and comprehensive loss	$(8,290)	$(12,120)
Comparison of three months ended March 31, 2019 and 2018
Revenue.    Revenue increased $0.5 million to $1.8 million during the three months ended March 31, 2019, compared to $1.3 million during the three months ended March 31, 2018. The revenue increase was due primarily to an increase of $0.7 million in U.S. sales, partially offset by a decrease of $0.3 million in sales to our Middle East distributor. While the total number of balloon units sold decreased period over period, an increase in revenue resulted from higher balloon units sold in the United States, which resulted in a higher average world-wide selling price. In addition, revenue from the sales of the Obalon Navigation System Console and Obalon Touch Inflation Dispenser further contributed to the increase in revenue for the first quarter of 2019.
Cost of revenue and gross profit.    Cost of revenue increased $0.4 million to $1.2 million during the three months ended March 31, 2019, compared to $0.8 million during the three months ended March 31, 2018. This was primarily attributable to an increase in overhead costs associated with manufacturing and an increase in costs of materials associated with higher balloon volume sold and the Obalon Navigation System Consoles sold. Gross profit decreased $0.1 million to $0.5 million during the three months ended March 31, 2019, compared with the three months ended March 31, 2018. Gross profit as a percentage of revenue decreased to 31% during the three months ended March 31, 2019, compared to 43% during the three months ended March 31, 2018. This was primarily attributable to the lower gross margin associated with the commercial launch of the Obalon Navigation System and Obalon Touch Inflation Dispenser in the first quarter of 2019.
Research and development expenses.    R&D expenses decreased $0.2 million to $2.4 million during the three months ended March 31, 2019, compared to $2.6 million during the three months ended March 31, 2018. This decrease was due primarily to decreases in payroll related expenses of $0.3 million and supplies expense of $0.1 million. The prior year period included costs associated with the development for the Obalon Navigation System and Obalon Touch Inflation System. The decrease was partially offset by an increase in clinical trial expense of $0.3 million.
Selling, general and administrative expenses.    SG&A expenses decreased $3.8 million to $6.2 million during the three months ended March 31, 2019, compared to $10.0 million during the three months ended March 31, 2018. The change from the prior period was primarily driven by a decrease of $1.4 million in payroll related expenses, travel expenses and stock-based compensation due to a reduction in headcount, and a decrease of $0.8 million in legal, accounting and other charges related to the investigation by our audit committee of whistleblower allegations made in early 2018, which were found to be without merit. In addition, spending on marketing and advertising programs decreased by $1.3 million as well as sales commissions of $0.2 million.
Interest expense, net.    Interest expense, net increased $0.2 million to $0.2 million during the three months ended March 31, 2019, compared to an immaterial amount during the three months ended March 31, 2018. This increase was attributable to the $10.0 million draw down on the second tranche under our loan and security agreement with Pacific Western Bank for a total outstanding amount of $20.0 million in the first quarter of 2019, coupled with increase in the prime rate during the three months ended March 31, 2019 compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had cash and cash equivalents of $24.7 million and an accumulated deficit of $157.0 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and a subsequent private placement in August 2018, and, to a lesser extent, the incurrence of debt. As of March 31, 2019, we had $20.0 million in debt outstanding with Pacific Western Bank (as successor-in-interest to Square 1 Bank). The terms of the loan and security agreement with Pacific Western Bank require us to maintain a cash balance in our accounts with the lender in an amount equal to or greater than the outstanding indebtedness, which means we only had access to $4.7 million of our cash and cash equivalents as of March 31, 2019. Therefore, substantial doubt exists as to our ability to continue as a going concern and if we are not able to raise capital within the second quarter of 2019, we will not be able to support ongoing operations.
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
We will pay Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by us and indemnification obligations of us and Canaccord as well as certain termination rights for both us and Canaccord. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of our common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of March 31, 2019, the Company sold 5,505 shares under the Equity Distribution Agreement for aggregate gross proceeds of an immaterial amount.
Lincoln Park Purchase Agreement
On December 27, 2018, we entered into a Purchase Agreement and Registration Rights Agreement, with Lincoln Park Capital Fund LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of our common stock, over the 36-month period commencing on effectiveness of the registration statement related to the shares.
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
Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, we cannot sell shares to Lincoln Park on any day in which the closing price of our common stock is below $0.50 per share. Our closing price has been below $0.50 per share for 11 of the last 30 trading days. Additionally, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding (which is approximately 4,654,694 shares based on 23,285,112 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $2.244, which was the average closing price of our common stock for the five trading days ending on the trading day immediately preceding the date, plus an incremental amount of $0.1157 for the commitment shares we issued to Lincoln Park. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.
We issued to Lincoln Park 228,180 shares of common stock as commitment shares in consideration for entering into the purchase agreement. As of March 31, 2019, the Company has sold 750,000 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $1.3 million.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, we executed the fifth amendment to the loan and security agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, we drew down on the remaining $10.0 million tranche. As of March 31, 2019, we had $20.0 million in outstanding borrowings under the loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in July 2022. As the prime rate was 5.5% as of March 31, 2019, the interest rate on the debt was 7.0% as of March 31, 2019.
The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. These, and other covenants under the agreement, may make it difficult to operate our business. As of March 31, 2019, we were in compliance with all covenants under the loan and security agreement. If we are unable to raise additional capital and the cash balance in our accounts with the lender falls below the amount of outstanding debt, we would be in default. If an event of default is triggered, including this minimum cash balance covenant, and we do not obtain a waiver, the lender can, among other things, accelerate the entire outstanding amount of the debt and exercise its remedies on certain of our assets as secured party, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us seeking bankruptcy protection to protect stakeholder value. Due to our current cash flow position, the substantial doubt about our ability to continue as a going concern, and the requirement under the loan and security to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the term loan, we reclassified the long-term portion of the term loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.
We are also required to deposit into such accounts a portion or all of the net proceeds from our next equity offering, which we satisfied in connection with the completion of the private placement in August 2018. If the cash in our accounts maintained with the bank falls below the total amount of outstanding debt under the loan and security agreement, we would be in default under the terms of the loan and security agreement, and the lender would have the ability to call the outstanding debt.
We expect to incur substantial expenditures in the next twelve months to continue developing the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. In particular, we expect our costs and expenses could increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a centralized customer support strategy and potentially the establishment of an Obalon

Balloon Retail Center strategy, and other efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to continue to incur substantial costs as a result of operating as a public company. We believe there is substantial doubt about our ability to continue as a going concern and if we are not able to raise capital within the second quarter of 2019, we will not be able to support ongoing operations. The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.
In an effort to address our current liquidity concerns, on April 2, 2019, we commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of our workforce, that their employment would be terminated. This restructuring included the elimination of our field sales force and a transition to a new selling model focused on more centralized customer support and marketing programs directed at driving higher levels of engagement. Our intent with this restructuring was to refocus activities, streamline operations and make more efficient use of remaining cash as we attempt to continue to develop the market. We are in the early stages of this restructuring and cannot predict whether it will be an effective means of selling the Obalon Balloon System. To the extent we are able to raise additional capital, we may also explore pilot programs that can be more efficiently scaled if successful, including: the establishment of our own Obalon Balloon Retail Center; a new program rewarding top-performing accounts for increasing focus on and investment in Obalon; and initiatives for use by other medical weight loss specialties.
Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: renegotiate the terms of our loan and security agreement with Pacific Western Bank to reduce the existing cash collateral covenant; raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. On April 11, 2019, we engaged Cowen & Company, LLC as a financial advisor to assist us in exploring financial and strategic opportunities to enhance stockholder value. If we are unable to accomplish one or more of these alternatives before our cash and cash equivalents fall below $20.0 million we could default under the loan and security agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. As a result, our primary goal, along with the product-related business plans and objectives described in this Form 10-Q, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	(9,642)	(10,602)
Investing activities	2,531	22,944
Financing activities	10,608	28
Net increase in cash and cash equivalents	3,497	12,370
Net cash used in operating activities
During the three months ended March 31, 2019, net cash used in operating activities was $9.6 million, consisting primarily of a net loss of $8.3 million, an increase in net operating assets of $2.7 million primarily related to a decrease in accrued compensation and an increase in accounts receivable, partially offset by a decrease in other current assets. These items were partially offset by non-cash charges of $1.4 million, consisting primarily of stock-based compensation expense and depreciation expense.

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
Net cash provided by investing activities
During the three months ended March 31, 2019, net cash provided by investing activities was $2.5 million, consisting primarily of maturities of short-term investments.
During the three months ended March 31, 2018, net cash used in investing activities was $22.9 million, consisting primarily of maturities of short-term investments.
Net cash provided by financing activities
During the three months ended March 31, 2019, net cash provided by financing activities was $10.6 million, consisting primarily of proceeds from the draw down on the second tranche under our loan and security agreement with Pacific Western Bank of $10.0 million as well as proceeds from issuance of common stock, net of issuance costs of $0.6 million.
Cash provided by financing activities was immaterial for the three months ended March 31, 2018.

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
Aside from newly implemented accounting policies relating to the implementation of ASC 842, as discussed in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Leases,” and "Recently Adopted Accounting Pronouncements," there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” and the recent adoption of the lease accounting guidance found in ASC 842, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. We believe the complaint is without merit, and on December 4, 2018, we moved to dismiss the amended complaint. The court has scheduled a hearing for May 30, 2019 on the motion to dismiss.

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
RISKS RELATED TO OUR BUSINESS
The report of our independent registered public accounting firm contains an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to invest in a centralized customer support model, marketing programs, the expansion of our manufacturing facilities and as we continue to spend on research and development, including conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon Balloon System as well as our additional products under development. Additionally, we will continue to incur general and administrative costs as a result of supporting growth and operating as a public company. The audit report of our independent registered public accounting firm covering the December 31, 2018 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and liquidity position raises substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits. We currently need to raise additional cash from outside sources to fund our ongoing operations.
If we are unable to secure additional financing on favorable terms, or at all, to meet our current capital needs, we could be forced to sell portions of our business or seek bankruptcy protection to protect stakeholder value.
If we are not able to raise capital within the second quarter of 2019, we will not be able to support ongoing operations. We are actively seeking additional debt or equity financing in order to maintain our current operating plan. However, adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to take actions that could materially and adversely affect our business, including further reductions in our operations (including our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations and could result in us seeking bankruptcy protection. Moreover, if we are unable to raise additional capital and the cash balance in our accounts with Pacific Western Bank falls below the amount of outstanding debt with Pacific Western Bank, we would be in default under our loan and security agreement, which could result in acceleration of all outstanding amounts. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause third parties including suppliers, customers, and employees to terminate their respective relationship with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.
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
We have implemented alternative financing arrangements that include an "at-the-market" offering program and a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which

Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period commencing after the satisfaction of certain conditions, including that the SEC has declared effective the registration statement related to the shares. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. Per terms of the agreement, we are not able to sell shares to Lincoln Park under the existing agreement if the closing price of our stock is below $0.50 per share. During the last 30 trading days, the closing price of our common stock has been below $0.50 per share on 11 days. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding (which is approximately 4,654,694 shares based on 23,285,112 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $2.244, which was the average closing price of our common stock for the five trading days ending on the trading day immediately preceding the date, plus an incremental amount of $0.1157 for the commitment shares we issued to Lincoln Park. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.
We have engaged a financial advisor to explore financial and strategic alternatives, which could include dilutive financings, strategic partnerships, sale of the company or bankruptcy.
We engaged a financial advisor to identify and evaluate possible financial and strategic alternatives and their implications for the Company. No assurance can be given as to whether any particular recommended financial or strategic alternative will be undertaken, and if so, upon what terms or conditions. We may not have enough available cash to purse a strategic restructuring, refinancing, or other transaction, and may have to file for bankruptcy. Bankruptcy, whether Chapter 11 or Chapter 7, could result in significant decrease in value for all stakeholders. In addition, if we file for bankruptcy, it may cause disruption in supply from critical vendors required to continue operations, negatively impact sales orders and collections from customers and negatively impact employee relations.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of March 31, 2019, we had $20.0 million in principal and interest outstanding under our loan and security agreement (the "Loan Agreement") with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and no additional amounts available for future borrowings. Under the loan and security agreement, we are required to make interest-only monthly payments on the outstanding debt through July 2019, followed by 36 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. The loan and security agreement also requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. These, and other covenants under the agreement, may make it difficult to operate our business. As of March 31, 2019, we were in compliance with all covenants under the loan and security agreement. If we are unable to raise additional capital and the cash balance in our accounts with the lender falls below the amount of outstanding debt, we would be in default. If an event of default is triggered, including this minimum cash balance covenant, and we do not obtain a waiver, the lender can, among other things, accelerate the entire outstanding amount of the debt and exercise its remedies on certain of our assets as secured party, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us seeking bankruptcy protection to protect stakeholder value. As a result, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise capital within the second quarter of 2019, we will not be able to support ongoing operations. Due to our current cash flow position, the substantial doubt about our ability to continue as a going concern, and the requirement under the loan and security agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the term loan, we reclassified the long-term portion of the term loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. Before launching our prior generation Obalon Balloon System in the United States in January 2017, we sold an earlier generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $8.3 million and $12.1 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $157.0 million and had cash and cash equivalents of $24.7 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System, sell our Obalon Balloon System in international markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the year ended March 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise capital within the second quarter of 2019, we will not be able to support ongoing operations.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost associated with our new centralized customer support model, marketing support, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. We sell the Obalon Navigation System Console at a price that approximates to our cost and will negatively impact future gross profit dollars and gross margin percentage. Furthermore, we have limited experience manufacturing the Obalon Navigation Balloon, and as a result expect lower gross profits. We will also continue to expend substantial amounts on research and development of new products, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant legal, accounting, insurance, compliance and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and prior to January 2017 our business activities were focused on the development and regulatory approval of our Obalon Balloon System and building the commercial infrastructure to sell our product in the United States. We commenced commercial launch of our prior generation Obalon balloon system in the United States in January 2017 and commenced commercial shipments of our Obalon Navigation System and Obalon Touch Inflation Dispenser in the United States in the first quarter of 2019. All of our revenue to date is, and we expect for the foreseeable future will be, attributable to sales of our Obalon Balloon System including its component parts and accessories. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. We expect that sales in the United States will account for a majority of our revenue for the foreseeable future. Our limited operating and commercialization experience in what we expect will be our primary market make it difficult to evaluate our current business and predict our future prospects. In 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. Use of the Obalon Navigation System requires the physician to make a capital purchase of the Navigation console. We cannot assure you that our current physician customers will be willing to make that purchase, and if we cannot transition physicians who currently use the prior generation Obalon balloon system to the Obalon Navigation System, we may experience a decline in sales. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

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
Our execution of the revised centralized customer support model may not be successful.
Beginning in April 2019, we restructured our workforce. This restructuring included the elimination of our field sales force and a transition to a new selling model focused on more centralized customer support and marketing programs directed at driving higher levels of engagement. Our intent with this restructuring was to refocus activities, streamline operations and make more efficient use of remaining cash as we attempt to continue to develop the market. There is no assurance that our execution of the plan will be successful or that physicians will be willing to accept the decreased amount of direct field support. Should physicians reject a centralized customer support model we may experience a negative impact on our results of operations, including a decrease in future sales to existing customer, fewer new accounts, an increase in our rate of product returns and a decrease in our ability to collect our outstanding accounts receivable.
Physicians and patients may be slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments may further slow physician and patient adoption. If any of these events were to occur, our business and prospects would be negatively affected.

Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only one other intragastric balloon available for sale in the United States, which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon Balloon System. In April 2019, as part of a restructuring, we eliminated our direct field sales force and transitioned to a centralized customer support model. We expect to continue investing in the various activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon Balloon System in September 2016, we have engaged in an active marketing campaign to raise awareness of our Obalon Balloon System and its benefits among physicians and patients, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
Physicians play a significant role in determining the course of a patient’s weight management or obesity treatments and as a result, the type of treatment that will be recommended or provided to a patient. We are targeting our sales efforts towards bariatric surgeons, gastroenterologists, and plastic surgeons, because they are either the physicians treating obese and overweight patients, have experience with endoscopic procedures and/or have experience with cash pay medical treatments. If we experience physician disruption due to our shift to a centralized customer support model or our exploration of financial and strategic options, we may experience a decrease in sales.
Also, the initial point of contact for many patients who are obese and overweight may be general practitioners, bariatricians, endocrinologists, obstetricians and gynecologists, each of whom commonly manage and regularly see patients that are obese or overweight. If these physicians are not made aware of our Obalon Balloon System, they may not refer patients to bariatric surgeons, gastroenterologists or plastic surgeons for treatment using our product, and those patients may instead not seek treatment at all or be treated with pharmaceuticals or an alternative device or surgical procedure.
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
Our ability to sell our Obalon Balloon System depends heavily on the willingness of physicians to adopt our system and recommend it to their patients. Physicians may not adopt our Obalon Balloon System unless they are able to determine long-term ability of Obalon to continue operations, and based on experience, long-term clinical data, recommendations from other physicians and published peer-reviewed journal articles, that it provides a safe and effective treatment alternative for obesity. Even if we are able to raise awareness among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our Obalon Balloon System for recommendation to patients for a variety of reasons, including:

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

•	lack of confidence in Obalon continuation of operations or ability to effectively shift to a centralized support model;

•	perceived liability risk generally associated with the use of new products and procedures;

•	lack or perceived lack of sufficient clinical evidence supporting clinical benefits;

•	reluctance to change to or use new products;

•	perceptions that our products are unproven or experimental;

•	time and skill commitment that may be required to gain familiarity with a new system; and

•	difficulty convincing physicians of the economic benefit of our product to their practice.
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
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we commenced commercial shipments of our Obalon Navigation System in the first quarter of 2019. We anticipate the United States to be our primary market focus going forward. Training our applicable employees in use of our Obalon Balloon System and Obalon Navigation System to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train employees. Our business may be harmed if there is excessive turnover in our employees that support our physician customers, or our efforts to train and retain our employees do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced personnel. If we are unable to hire, develop and retain talented personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
In addition, factors that may inhibit our efforts to commercialize our Obalon Balloon System, Obalon Navigation System and any other products that may receive FDA approval include:

•	the inability of our employees to perform their duties and conduct business in a manner that is compliant with our internal policies and procedures and FDA law and regulations;

•	the inability of our employees to obtain access to or persuade adequate numbers of physicians to recommend any current and future products;

•	the lack of complementary products to be offered by our personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with our centralized customer support model, including the marketing organization;

•	efforts by our competitors to commercialize products or procedures that address a similar patient population; and

•	the existence of negative publicity about us or our products.
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
In addition, we believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving acceptance of our product and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve brand awareness that is critical for broad customer adoption of our Obalon Balloon System.
The effectiveness and safety of our Obalon Balloon System depends critically on our ability, and our international distributor's ability, to educate and train physicians on its safe and proper use. If we or our international distributor are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.
In addition to educating physicians on the clinical benefits of our Obalon Balloon System, we and our international distributor must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we or our international distributor are unable to provide an adequate training program, product misuse can occur and lead to serious injury requiring reporting to the FDA. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon Balloon System, they may and have misused and ineffectively used our products for the treatment of patients. As a result, patients have experienced adverse events and have not been able to enjoy the benefits of our system or achieve the weight loss outcomes they expected, leading to dissatisfaction and could lead to market rejection of our products. Physicians may not follow our suggested practices when treating patients with our products. A physician's failure to follow our suggested practices or other misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.

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
Our quality assurance testing programs may not be adequate to detect all defects, which may result in patient adverse events, interfere with customer satisfaction, reduce sales opportunities, harm our marketplace reputation, increase warranty repairs and/

or harm our revenue and results of operations. Our inability to remedy a product defect could result in a product recall, temporary or permanent withdrawal of a product from a market, product liability suits, damage to our reputation or our brand, inventory replacement costs or product reengineering expenses, any of which could have a material impact on our business, results of operations and financial condition.
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
Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We transitioned to production of the current generation of the Obalon Balloon System in November 2016. As a result, we have limited experience in manufacturing the current Obalon Balloon System in commercial quantities, and we will need to adjust our manufacturing capabilities in order to satisfy expected demand for our Obalon Balloon System. In addition, our current generation international Obalon balloon, which we began shipping in 2017, utilizes a different catheter and dispenser configuration from our U.S. product, which we have limited experience manufacturing in commercial quantities. We have very limited experience with commercial manufacturing of our next generation Obalon Navigation System console, Obalon Navigation balloon kit and Obalon Touch Inflation Dispenser. We may find that we are unable to successfully manufacture these new products in sufficient quantities and expect manufacturing of the Obalon Navigation Balloon kit to be at a much higher per unit cost initially. We may need to adjust our manufacturing capabilities in order to satisfy expected demand for our Obalon Navigation balloon. In addition, the Obalon Navigation balloon with the Obalon Touch Inflation Dispenser utilizes a different catheter and dispenser configuration from our current U.S. product, which we have limited experience manufacturing in commercial quantities. We have and may continue to encounter production delays or shortfalls caused by many factors, including the following:

•	the recent reduction in workforce could negatively impact our ability to meet an increase in demand;

•	the timing and process needed to assimilate the changes necessary to enable our production processes to accommodate anticipated demand;

•	shortages that we may experience in any of the key components or sub-assemblies that we obtain from third-party suppliers;

•	production delays or stoppages caused by receiving components or supplies which do not meet our quality specifications;

•	delays that we may experience in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;

•	delays that we may experience in seeking FDA review and approval of PMA supplements required for certain changes in manufacturing facilities, methods or quality control procedures;

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
We currently manufacture our Obalon Balloon System and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. We also rely on additional single source suppliers for components of our Obalon Navigation balloons and console. These components are critical to our current and future products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers. Any concern regarding our current financial position or delay in our payments to suppliers could negatively impact suppliers' perception of Obalon and result in delayed or canceled delivery of components, which could result in production challenges. Suppliers could also modify payment terms, including upfront cash payments. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders, service and maintain equipment with customers. For example, given that our Obalon Balloon System is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.
In addition, our reliance on third-party suppliers for current and future products subjects us to a number of risks that could impact our ability to manufacture our products, service and maintain equipment with customers and harm our business, including:

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	damage to suppliers' facilities could interrupt supply;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	change in payment terms, requiring upfront payment;

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;

•	inability to ensure the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delays in delivery by our suppliers due to changes in demand from us or their other customers;

•	our suppliers could attempt to manufacture products for our competitors using our intellectual property; and

•	decisions by suppliers to exit the medical device business or discontinue supplying us.
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
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. Sales to Bader represented 33.1% and 63.1% of our total revenue for the three months ended March 31, 2019 and 2018, respectively. In the first quarter of 2019, we completed final shipments of the current generation product to Bader, and going forward we intend to focus our selling efforts on the United States. As a result, we do not anticipate additional international revenue in 2019. The significant reduction in revenue from Bader in 2019 will have a significant impact on our financial performance. The current agreement with Bader expires on December 31, 2019 and does not include the Obalon Navigation System. We are not automatically renewing the contract and, if we continued operations with Bader, we would have to negotiate a new agreement. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East.
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

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the Lap-Band from Apollo Endosurgery, Inc. and currently sells that device worldwide). In addition, we are aware of at least two FDA approved liquid-filled balloon devices for treating overweight people, including both the ReShape Duo Balloon and the ORBERA Balloon, both of which are now owned by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences’ Maestro device, which is intended to create weight loss by vagal nerve stimulation and Aspire Bariatrics' ApireAssist device. Gelesis is a hydrogel technology that is intended to expand in the stomach by absorbing water to create the feeling of satiety and recently gained FDA PMA approval in the U.S. BAROnova recently gained FDA PMA approval in the U.S. for a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.

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
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. On January 2, 2019, Andrew Rasdal transitioned to the employee role of Executive Chair of the Board of Directors from Chief Executive Officer and Kelly Huang, Ph.D., transitioned to the role of President and Chief Executive Officer. We do not currently maintain key personnel life insurance policies on any of our employees.
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
In 2018 we accepted the resignation of our Vice President of Sales and Vice President of Marketing. In the fourth quarter of 2018, we hired a new Vice President of Marketing. In April 2019, we announced an organizational restructuring, which eliminated our direct field sales force and reduced our headquarters staff, which included the loss of our Vice President of Quality Assurance. Replacing these individuals, and other executive officers and key employees that may depart, has been difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices. Retention of key employees may be impacted by the recent decreases in our stock price, which results in smaller current values of employee retention grants.
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
We have a relatively short operating history as a commercial company and a limited history as a commercial company selling in the United States. We recently restructured the organization and reduced the overall headcount by approximately 50%. Long term, we intend to grow our business and may experience periods of rapid growth and expansion. Navigating the contraction and expansion of our business to support future growth imposes significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to design and implement efficient, scalable processes. In addition, both contraction and rapid growth will place a strain on our administrative personnel, information technology systems, manufacturing operations, and other operational infrastructure. We must successfully expand our employee base to achieve broad market penetration and geographical coverage within the United States. We must also successfully increase manufacturing output to meet expected customer demand while still producing product that meets or exceeds our quality specifications. We have, and may continue to experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our business cycle in a cost-effective manner could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.
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
We are currently selling our product primarily to physicians and institutions in the United States. In connection with each sale, we typically provide credit to customers on a short-term basis with payment typically due within 30 days of invoicing. In the past we have experienced and may continue to experience the need to write off accounts receivable due to the inability to collect outstanding customer balances. The restructuring announced in April 2019 which included the elimination of the field sales force could have a negative impact on our customers' perception and negatively impact our ability to collect amounts due from customers. The inability to collect accounts receivable has and may continue to have a negative impact on our results of operations.
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
Fluctuations in insurance cost and availability could adversely affect our profitability or our risk management profile.
We hold a number of insurance policies, including product liability insurance, directors' and officers' liability insurance, business interruption insurance, property insurance and workers' compensation insurance. The cost of maintaining product liability insurance on implantable medical devices has increased substantially over the past few years and could continue to increase, due to general market trends, as part of an evaluation of our specific loss history and other factors. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Similarly, if we exhaust our current insurance coverage for any given policy period, we would be required to operate our business without indemnity from commercial insurance providers for any claims made that are attributable to that policy period.
Our ability to utilize our net operating loss carryovers may be limited.
At December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of approximately $122.2 million and $87.9 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $34.0 million in net operating losses generated in 2018. Federal net operating losses generated in 2018 carryover indefinitely and may be generally used to offset up to 80% of future taxable income. We also had federal and California research and development tax credit carryforwards totaling $3.0 million and $2.4 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
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
In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at up to 15 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. FDA is currently reviewing this notification/request and has the right to approve/disapprove the request based upon overall study progress. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business. As part of our PMA-S approval of the Obalon Navigation System, we agreed with the FDA to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for over 3,600 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We anticipate patient enrollment to begin in 2019. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data, when post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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
Material modifications to our Obalon Balloon System and Obalon Navigation System may require new premarket approvals and may require us to recall or cease marketing our Obalon Balloon System until approvals are obtained.
Once a medical device is approved, a manufacturer must notify the FDA of any modifications to the device. Any modification to a device that has received FDA approval that affects its safety or effectiveness requires approval from the FDA pursuant to a PMA supplement. An applicant may make a change in a device approved through a PMA without submitting a PMA supplement if the change does not affect the safety and effectiveness of the device and the change is reported to FDA in a post-approval periodic report required as a condition of approval. We may not be able to obtain additional premarket approvals for new products or obtain approval of PMA supplements for modifications to, or additional indications for, our Obalon Balloon System in a timely fashion, or at all. Delays in obtaining required future approvals would harm our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. If we make additional modifications in the future that we believe do not or will not require additional approvals and the FDA disagrees and requires new approvals for the modifications, we may be required to recall and to stop selling or marketing our Obalon Balloon System as modified, which could harm our operating results and require us to redesign our Obalon Balloon System and Obalon Navigation System. In these circumstances, we may be subject to significant enforcement actions.
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
As a part of our PMA approval, we agreed with the FDA to conduct a post-approval study at up to 15 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post-approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. FDA is currently reviewing this notification/request and has the right to approve/disapprove the request based upon overall study progress. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business. As part of our PMA-S approval of the Obalon Navigation System, we agreed with the FDA to conduct a post-approval study of up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System as it relates to acute balloon placement including deployment. We anticipate patient enrollment to begin in 2019. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies, obtaining results different than our pivotal trial results or failure to comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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
As of March 31, 2019, we held 19 issued U.S. patents and had 23 pending U.S. patent applications, as well as 31 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 52 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2036, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of March 31, 2019, we held two registered U.S. trademarks and 37 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and 9 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum closing bid price per share of $1.00. As of the date hereof, the closing bid price of our common stock is below $1.00 per share and has been since April 3, 2019. If we were to fail to meet the minimum closing bid price requirement of $1.00 for 30 consecutive business days, which will occur on May 15, 2019 unless our price increases, we will become subject to delisting. Although Nasdaq may provide us with a compliance period in which to regain compliance with the minimum closing bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by Nasdaq. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from the Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
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
As of March 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately half of our outstanding capital stock. As a result, this group of stockholders will have the ability to control us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are subject to securities class action litigation.

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. We believe the complaint is without merit, and on December 4, 2018, we moved to dismiss the amended complaint. The court has scheduled a hearing for May 30, 2019 on the motion to dismiss.
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
None.

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

OBALON THERAPEUTICS, INC.

Date: May 10, 2019	by:	/s/ Kelly Huang, Ph.D.
Kelly Huang, Ph.D.
President & Chief Executive Officer

Date: May 10, 2019	by:	/s/ William Plovanic
William Plovanic
Chief Financial Officer