Form 10-Q
period 2019-06-30
OBALON THERAPEUTICS INC
filed 2019-07-24
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Total shares of common stock outstanding as of the close of business on July 19, 2019 was 35,582,614.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,513	$21,187
Short-term investments	—	2,548
Accounts receivable, net of allowance of $900 and $665, respectively	447	870
Inventory	2,107	1,580
Other current assets	954	2,462
Total current assets	17,021	28,647
Property and equipment, net	1,038	1,739
Lease right-of-use assets	1,140	—
Total assets	$19,199	$30,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,082	$1,159
Accrued compensation	1,093	3,805
Deferred revenue	320	352
Other current liabilities	2,127	1,985
Current portion of lease liabilities	468	—
Current portion of long-term loan	5,000	9,930
Total current liabilities	10,090	17,231
Lease liabilities long-term	722	—
Other long-term liabilities	—	48
Total long-term liabilities	722	48
Total liabilities	10,812	17,279
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 35,582,614 and 23,513,292 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	36	23
Additional paid-in capital	172,162	161,838
Accumulated deficit	(163,811)	(148,754)
Total stockholders’ equity	8,387	13,107
Total liabilities and stockholders’ equity	$19,199	$30,386

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue	$386	$2,732	$2,161	$4,078
Cost of revenue	679	1,732	1,911	2,501
Gross (deficit) profit	(293)	1,000	250	1,577
Operating expenses:
Research and development	1,788	3,352	4,227	5,991
Selling, general and administrative	4,332	7,250	10,536	17,256
Total operating expenses	6,120	10,602	14,763	23,247
Loss from operations	(6,413)	(9,602)	(14,513)	(21,670)
Interest expense, net	(295)	(57)	(485)	(94)
Other expense, net	(59)	(94)	(59)	(115)
Net loss	(6,767)	(9,753)	(15,057)	(21,879)
Other comprehensive income	—	—	—	6
Net loss and comprehensive loss	$(6,767)	$(9,753)	$(15,057)	$(21,873)
Net loss per share, basic and diluted	$(0.25)	$(0.57)	$(0.60)	$(1.29)
Weighted-average common shares outstanding, basic and diluted	26,877,568	17,039,876	25,005,475	17,013,529

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
	(unaudited)
Balance at December 31, 2018	23,513,292	$23	$161,838	$(148,754)	$13,107
Stock-based compensation	—	—	1,105	—	1,105
Issuance of common stock for cash upon exercise of stock options	1,181	—	1	—	1
Vesting of early exercised stock options	—	—	14	—	14
Issuance of common stock, net of issuance costs	755,505	1	580	—	581
Cancellation of restricted stock awards	(20,500)	—	—	—	—
Net loss	—	—	—	(8,290)	(8,290)
Balance at March 31, 2019	24,249,478	24	163,538	(157,044)	6,518
Stock-based compensation	—	—	536	—	536
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	—
Vesting of early exercised stock options	—	—	15	—	15
Issuance of common stock, net of issuance costs	11,581,863	12	8,073	—	8,085
Cancellation of restricted stock awards	(248,727)	—	—	—	—
Net loss	—	—	—	(6,767)	(6,767)
Balance at June 30, 2019	35,582,614	$36	$172,162	$(163,811)	$8,387

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
	(unaudited)
Balance at December 31, 2017	17,500,604	$18	$146,474	$(5)	$(111,374)	$35,113
Stock-based compensation	—	—	1,389	—	—	1,389
Issuance of common stock for cash upon exercise of stock options	20,678	—	28	—	—	28
Vesting of early exercised stock options	—	—	14	—	—	14
Issuance of restricted stock awards, net of cancellations	75,000	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	6	—	6
Net loss	—	—	—	—	(12,126)	(12,126)
Balance at March 31, 2018	17,596,282	18	147,905	1	(123,500)	24,424
Stock-based compensation	—	—	1,214	—	—	1,214
Issuance of common stock for cash upon exercise of stock options	2,225	—	3	—	—	3
Vesting of early exercised stock options	—	—	15	—	—	15
Issuance of common stock under ESPP	45,255	—	148	—	—	148
Issuance of restricted stock awards, net of cancellations	214,942	—	—	—	—	—
Net loss	—	—	—	—	(9,753)	(9,753)
Balance at June 30, 2018	17,858,704	$18	$149,285	$1	$(133,253)	$16,051

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Operating activities:
Net loss	$(15,057)	$(21,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	256	276
Stock-based compensation	1,641	2,603
Loss on disposal of fixed assets	95	107
Amortization of right-of-use asset	186	—
Accretion of investment discount, net	(2)	(7)
Amortization of debt discount	70	22
Change in operating assets and liabilities:
Accounts receivable, net	423	1,174
Inventory	(157)	(424)
Other current assets	1,760	857
Accounts payable	(191)	275
Accrued compensation	(2,712)	(2,362)
Deferred revenue	(32)	(208)
Lease liabilities, net	(136)	—
Other current and long-term liabilities	(142)	842
Net cash used in operating activities	(13,998)	(18,724)
Investing activities:
Purchases of short-term investments	—	(995)
Maturities of short-term investments	2,550	23,301
Purchases of property and equipment	(20)	(657)
Net cash provided by investing activities	2,530	21,649
Financing activities:
Proceeds from long-term loan	10,000	—
Payment on long-term loan	(15,000)	—
Proceeds from issuance of common stock, net of issuance costs	8,793	—
Proceeds from stock issued under employee stock purchase plan	—	148
Proceeds from sale of common stock upon exercise of stock options	1	31
Net cash provided by financing activities	3,794	179
Net (decrease) increase in cash and cash equivalents	(7,674)	3,104
Cash and cash equivalents at beginning of period	21,187	21,108
Cash and cash equivalents at end of period	$13,513	$24,212
Supplemental cash flow information:
Interest paid	$563	$307
Unpaid issuance costs	$377	$—
Property and equipment in accounts payable	$—	$106
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
Liquidity
As of June 30, 2019, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $0.4 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. However, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of June 30, 2019, its accumulated deficit was $163.8 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO), and a subsequent private placement, and, to a lesser extent, debt financing arrangements. During the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). As of June 30, 2019, the Company had cash and cash equivalents of $13.5 million, which included $5.0 million in debt outstanding with Pacific Western Bank. The terms of the loan and security agreement with Pacific Western Bank require the Company to maintain a cash balance in its accounts with the lender in an amount equal to or greater than the outstanding indebtedness, which effectively means the Company only has access to $8.5 million of its cash and cash equivalents as of June 30, 2019. As a result, there is substantial doubt about the Company's ability to continue as a going concern and if the Company is not able to continue to raise sufficient capital, the Company will not be able to support ongoing operations.
The Company will need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. In an effort to address these liquidity concerns, on April 2, 2019, the Company commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of the Company's workforce, that their employment would be terminated. This restructuring included the elimination of its field sales force and a transition to more centralized customer support and marketing programs directed a driving higher levels of engagement by its existing physician customers. Going forward, rather than focusing on selling to physicians, the Company intends to focus its commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail centers.
The Company plans to use proceeds from the Equity Distribution Agreement (defined below) and the Lincoln Park Purchase Agreement (defined below), to the extent available, to fund operations and will also seek other sources of funding. Adequate funding, may not be available to the Company on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company's business, results of operations or financial condition. See Note 8 for further detail regarding the equity financing transactions.
The Company’s ability to continue as a going concern, and correspondingly to execute on its business plan and strategy, is dependent upon the Company’s ability to accomplish one or more of the following: renegotiate the terms of its loan and security agreement with Pacific Western Bank to reduce the existing cash collateral covenant; raise additional capital in the near term to fund its ongoing operations or engage in a strategic alternative. If the Company is unable to accomplish one or more of these alternatives before its cash and cash equivalents fall below $5.0 million it could default under the loan and security agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable.

2. Summary of Significant Accounting Policies

Except for the operating lease policy described below, there were no significant changes to the accounting policies during the six months ended June 30, 2019, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
Leases
Effective January 1, 2019, the Company adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company determines the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment and term. The Company applied the new guidance to its existing facility lease at the time of adoption and recognized a ROU asset and lease liability of $1.2 million and $1.3 million, respectively, during the first quarter of 2019.

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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2019 and its condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018, statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of revenue and accounts receivable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A
Revenue	0.0%	43.3%	27.2%	49.9%
Customer B
Revenue	50.5%	4.3%	20.6%	3.4%

	June 30, 2019	December 31, 2018
Customer A
Accounts receivable	—%	—%
Customer B
Accounts receivable	22.7%	2.1%

The Company's largest customer for the six months ended June 30, 2019 and the largest customer for the three and six months ended June 30, 2018 was its Middle East distributor. There were no other international sales aside from sales to this distributor for the six months ended June 30, 2019 and three and six months ended June 30, 2018. The Company's largest customer for the three months ended June 30, 2019 was New York Bariatric Group.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$13,513	$13,513	$—	$—
Total assets	$13,513	$13,513	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$21,187	$21,187
Short-term investments:
U.S. Treasury bonds	2,548	2,548	$—	$—
Total assets	$23,735	$23,735	$—	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2019 and December 31, 2018.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of the Company's short-term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company's short-term loan approximates the current fair value as the interest rate and other terms are that which are currently available to the Company.

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,767)	$(9,753)	$(15,057)	$(21,879)
Weighted-average common shares outstanding, basic and diluted	26,877,568	17,039,876	25,005,475	17,013,529
Net loss per share, basic and diluted	$(0.25)	$(0.57)	$(0.60)	$(1.29)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options to purchase common stock	—	383,264	112,892	492,351
Total	—	383,264	112,892	492,351

5. Balance Sheet Details

Inventory consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$1,870	$1,090
Work in process	82	288
Finished goods	155	202
Total	$2,107	$1,580

Other current assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$954	$2,329
Interest receivable	—	12
Other assets	—	121
Total	$954	$2,462

Property and equipment, net consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer hardware	$259	$410
Computer software	274	274
Leasehold improvements	405	405
Furniture and fixtures	179	178
Scientific equipment	1,992	1,921
Construction in progress, or CIP	36	530
	3,145	3,718
Less: accumulated depreciation	(2,107)	(1,979)
Total	$1,038	$1,739

Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million for both the six months ended June 30, 2019 and 2018.
Other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued legal and professional fees	$960	$624
Accrued customer incentives	362	467
Accrued sales and other taxes	119	132
Other accrued expenses	686	762
Total	$2,127	$1,985

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Pacific Western Bank (successor-in-interest to Square 1 Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.

In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, the Company drew down on the remaining $10.0 million tranche and in the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank. As of June 30, 2019, the Company had $5.0 million in outstanding borrowings under the Loan Agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in July 2022. As the prime rate was 5.5% as of June 30, 2019, the interest rate on the debt was 7.0% as of June 30, 2019. The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. The Loan Agreement may be prepaid in full at any time with no additional cost.
The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreement held with Pacific Western Bank are amortized to interest expense over the remaining term of the Loan Agreement using the effective-interest method.
The Loan Agreement also states that the Company's accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the Loan Agreement. In addition, the Company is required to deposit into such accounts a portion or all of the net proceeds from its next equity offering, which the Company satisfied in connection with the completion of the private placement in August 2018. These, and other covenants under the Loan Agreement, may make it difficult to operate the Company's business. As of June 30, 2019, the Company was in compliance with all covenants under the loan and security agreement. If the Company is unable to raise additional capital and the cash balance in its accounts with its lender falls below the amount of outstanding debt, the Company would be in default. If any event of default is triggered and the Company does not obtain a waiver from the lender, the lender can, among other things, accelerate the entire outstanding amount of the debt, which could significantly deplete its cash resources, cause it to raise additional capital at unfavorable terms, require it to sell portions of the business or result in the Company seeking bankruptcy protection to protect stakeholder value. As a result, there is substantial doubt about the Company's ability to continue as a going concern and if the Company is not able to continue to raise sufficient capital, the Company will not be able to support ongoing operations. Due to the Company's current cash flow position, the substantial doubt about its ability to continue as a going concern, and the requirement under the Loan Agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the Loan Agreement, the Company reclassified the long-term portion of the term loan to current. If any event of default occurs, or in order to avoid an event of default, the Company may be required to file for bankruptcy. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.
Total long-term loan and unamortized debt discount balances are as follows (in thousands):

June 30, 2019
Face value	$5,000
Less: unamortized debt issuance costs	—
Total term loan	$5,000
Less: current portion of long-term loan	(5,000)
Total long-term loan, excluding current portion	$—

As of June 30, 2019, there were no unamortized debt issuance costs due to the $15.0 million payment on the Company's term loan in the second quarter of 2019.

As of June 30, 2019, future principal payments due under the Loan Agreement are as follows (in thousands):

Year ended:
December 31, 2019	$694
December 31, 2020	1,667
December 31, 2021	1,667
December 31, 2022	972
Total future principal payments due under the Loan Agreement	$5,000

7. Stock-Based Compensation

Equity Incentive Plan
As of June 30, 2019, 1,557,181 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.

The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$(65)	$30	$(26)	$40
Research and development	191	309	410	552
Selling, general and administrative	410	876	1,257	2,011
Total	$536	$1,215	$1,641	$2,603

Unrecognized stock-based compensation expense at June 30, 2019 was approximately $2.4 million, which is expected to be recognized over a weighted-average term of 2.6 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2019 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	3,360,048	$5.83
Options granted	1,019,615	2.15
Options exercised	(1,181)	0.87
Options canceled	(228,739)	4.89
Outstanding at June 30, 2019	4,149,743	$4.98	6.3	$—
Vested and expected to vest at June 30, 2019	3,811,354	$5.09	6.3	$—
Vested and exercisable at June 30, 2019	2,485,077	$5.29	6.3	$—

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2019:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2018	611,942	$5.89
Awards granted	—	—
Awards released	(47,500)	7.15
Awards canceled	(269,227)	7.77
Outstanding at June 30, 2019	295,215	$3.96

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2019:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	—	$—
Awards granted	86,957	2.30
Awards released	—	—
Awards canceled	—	—
Outstanding at June 30, 2019	86,957	$2.30	$61
Vested and expected to vest at June 30, 2019	79,653	$2.30	$56

8. Stockholder's Equity

Securities Purchase Agreement

On May 23, 2019, the Company entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 5,000,000 shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.60 per share. The closing of the sale of the shares under the Securities Purchase Agreement occurred on May 28, 2019. The Company incurred $0.4 million of legal, accounting and other professional fees related to the Securities Purchase Agreement. The aggregate gross proceeds for the sale of the shares was $3.0 million.

Equity Distribution Agreement

On December 27, 2018, the Company entered into the Equity Distribution Agreement (the "Equity Distribution Agreement") with Canaccord Genuity LLC ("Canaccord"), pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $10.0 million through Canaccord, as the Company's sales agent.

The Company pays Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by the Company and indemnification obligations of the Company and Canaccord as well as certain termination rights for both the Company and Canaccord. The Company has no obligation to sell any at-the-market ("ATM") shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of the Company's common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Company's ATM program, is limited to an aggregate of one-third of its public float.

The Company incurred $0.2 million of legal, accounting and other professional fees related to the Equity Distribution Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of June 30, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Equity Distribution Agreement. As of June 30, 2019, the Company has sold 3,776,149 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.

Lincoln Park Purchase Agreement

On December 27, 2018, the Company entered into a purchase agreement (the "Lincoln Park Purchase Agreement") with the Lincoln Park Capital Fund, LLC ("Lincoln Park") and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park, pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of the Company's common stock, over the 36-month period that commenced in February 2019.

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

The Company incurred $0.8 million of commitment shares issued, legal, accounting, registration and other professional fees related to the Lincoln Park Purchase Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of June 30, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Lincoln Park Purchase Agreement. As of June 30, 2019, the Company has sold 3,561,219 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million. No future issuances are anticipated under this agreement.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of June 30, 2019:

Stock options issued and outstanding	4,149,743
Restricted stock units issued and outstanding	86,957
Authorized for future option and ongoing vesting of award grants	1,557,181
Authorized for future issuance under ESPP	745,234
Total	6,539,115

9. Income Taxes
For the three and six months June 30, 2019 and 2018, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
Operating Lease
The Company leases facilities under a noncancelable operating lease that expires on March 31, 2022. Under the terms of the facilities lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three and six months ended June 30, 2019 were immaterial.

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

Future minimum annual lease payments under such leases are as follows as of June 30, 2019 (in thousands):

Undiscounted lease payments:
Remainder of 2019	$233
2020	475
2021	488
2022	117
Total undiscounted lease payments	1,313
Less: imputed interest	(123)
Lease liability	1,190
Less: current portion of lease liability	(468)
Lease liability, less current portion	$722

As of June 30, 2019, the Company’s remaining lease term is 2.8 years. Rent expense totaled $0.1 million for both the three months ended June 30, 2019 and 2018 and $0.2 million for both the six months ended June 30, 2019 and 2018. The Company paid $0.1 million and $0.2 million of cash payments related to its operating lease agreement for the three and six months ended June 30, 2019, respectively.

The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Pursuant to our supplier agreement entered into in December 2018, we are obligated to purchase certain minimum quantities. These costs scale up as our projected manufacturing volume increases. Under the terms of the agreement, we can reduce the forecasted minimum quantities and are required to incur a holding fee for items manufactured by the supplier. This represents the one year minimum commitment of approximately $1.5 million as of June 30, 2019.

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of June 30, 2019, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against the Company and certain of its executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. The Company believes the complaint is without merit, and on December 4, 2018, the Company moved to dismiss the amended complaint. The court has scheduled a hearing for August 1, 2019 on the motion to dismiss.

11. Restructuring Charges
2019 Restructuring Activities
In the second quarter of 2019, the Company recorded restructuring charges of $1.1 million, which comprised of the following components (in thousands):

Three and Six Months Ended June 30,
2019
Employee separation costs	$1,008
Asset disposals	91
Total	$1,099
In April 2019, the Company notified approximately 49 employees whose employment will be terminated, or approximately 50% of its workforce, with the intent to refocus activities, streamline operations and make more efficient use of cash. As a result of the workforce reduction, the Company recorded a restructuring charge in April 2019 for termination benefits of $0.5 million which has been paid as of June 30, 2019. Additionally, as a result of the workforce reduction, the Company recognized a reversal of stock-based compensation expense of $0.8 million in April of 2019 and a $0.1 million restructuring charge in connection with the disposal of assets related to the terminated employees.
In May and June 2019, the Company accepted the voluntary resignations of its President and Chief Executive Officer and its Vice President of Research and Development. As part of the resignations, each former officer entered into a consulting agreement for a term of 12 months, which allows for the continuous vesting of stock awards held over the consulting term and a monthly, fixed consulting fee. No severance amounts were granted. The Company recorded a restructuring charge in June 2019 for the full consulting benefits of $0.6 million and an immaterial amount of this charge has been paid as of June 30, 2019. Additionally, the Company recognized the full stock-based compensation expense of $0.7 million.
The Company expects to substantially complete the organizational restructuring by the end of the third quarter of 2019.
Restructuring charges for the three and six months ended June 30, 2019 were included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cost of revenue	$53	$53
Research and development	370	370
Selling, general and administrative	676	676
Total	$1,099	$1,099

Activity and restructuring charge reserve balance were as follows:

Employee separation costs
Reserve balance at December 31, 2018	$—
2019:
Restructuring charges	1,105
Cash payments	(537)
Reserve balance at June 30, 2019	$568

12. Subsequent Events

Operating Lease
In July 2019, the Company entered into an office lease agreement for the purpose of launching a Obalon-branded retail center in San Diego, California. The Company will lease the facilities under a noncancelable operating lease that expires on August 5, 2021. Under the terms of the lease, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The Company estimates it will recognize a ROU asset and lease liability for the lease in the third quarter of 2019.

Reverse Stock Split
On July 23, 2019, the Company's stockholders approved an amendment to the Company's restated certificate of incorporation (the "Second Amendment") that would enable the Company's Board of Directors to effect a reverse stock split of the Company's outstanding shares of common stock in the range of 1-for-5 to 1-for-20. To effect the reverse stock split, the Board must approve the actual split ratio within the range and file the Second Amendment with the Secretary of State of the State of Delaware. Subsequent to the stockholders approval of the Second Amendment, the Company's Board of Directors approved a ratio of 1-for-10 for the reverse stock split, which will combine every 10 shares of issued and outstanding common stock into one issued and outstanding share of common stock, without changing the par value per share. As of the date of these financial statements, the Company had not yet filed the Second Amendment with the Secretary of State of the State of Delaware. The number of authorized shares of common stock will not be changed by virtue of the reverse stock split and will remain at 100.0 million shares.

Stock Options and Restricted Stock Unit Awards Granted
On July 20, 2019, the Company's Board of Directors approved stock option awards covering 575,000 shares of common stock to certain of the Company's executive officers and employees, as well as 468,750 restricted stock units to the Company's Board of Directors, in each case, effective July 23, 2019.

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
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat people with obesity. Our initial product offering is the Obalon Balloon System, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in patients with obesity. We believe the Obalon Balloon System offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients and physicians.
The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise alone. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed in six months after the first balloon is placed. We believe the Obalon Balloon System may provide patients and physicians with a cost-effective, reversible and repeatable weight loss solution that can be delivered in an outpatient setting, without altering patient anatomy or requiring surgery.
The current generation of our Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter. The following components are part of the Obalon Balloon System: (1) the Obalon Navigation System console, which is a combination of hardware and software used to track and display the location of the balloon during placement; (2) the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and (3) a disposable canister filled with our proprietary mixture of gas. Placement of a balloon typically occurs in less than 10 minutes and can be accomplished in an outpatient setting. Patients receive a total of three balloons over the course of eight to 12 weeks and all balloons are removed six months after the first balloon is placed.
We commenced U.S. commercialization of our prior generation Obalon balloon system in January 2017. In February 2019, we commercialized our Obalon Touch Inflation Dispenser and our Obalon Navigation System, which together are designed to make balloon placement more reliable, safer, easier and less expensive. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon.
Historically we have sold our products directly to physicians, who would then sell weight loss treatment packages to their patients that included our balloon therapy, dietary counseling and balloon removal on a non-reimbursed, self-pay basis. We are currently undergoing a process to fundamentally change our commercialization efforts, which commenced with the elimination of our direct sales force in connection with an overall workforce reduction in April 2019. Concurrent with our workforce reduction, we transitioned to a centralized customer support model through which we sell to existing physicians that are using our balloons or new physicians that contact us directly to acquire our system and balloons, and provide marketing and clinical support to those physicians. Marketing support may include media assets and media purchasing support, access to our call center, leads generated from our Find-A-Doc locator and leads generated from our digital and off-line marketing efforts. In addition, rather than focusing on selling directly to physicians, we intend to establish company-owned or managed Obalon-branded retail centers. Under this new model, we plan to either directly employ physicians or manage the practices where the treatments are prescribed by physicians, and we will be directly responsible for practice marketing and promotion efforts. We would provide the physician office support staff, equipment and services necessary for patients to receive the Obalon balloon therapy from licensed physicians. Our intent with this strategic shift and restructuring is to refocus activities, streamline operations, standardize both quality of care and patient pricing, and provide us greater operational and financial control of our business. We plan to launch our first Obalon branded retail center before year end in 2019. We are in the early stages of this transition and cannot predict whether it will be an effective means of selling the Obalon Balloon System. We believe this model will contribute to standardization of both quality of care and patient pricing and provide us greater operational and financial control of our business. We plan to launch our first Obalon branded retail center before year end 2019.
Intragastric balloons represent a relatively new category of treatment for weight loss in the United States and the current market is small and immature. Our strategy is to methodically build the foundation to establish the Obalon Balloon System as an important, growing and sustainable treatment for weight loss.

We also intend to continue to drive patient awareness and interest in part through multiple efforts that may vary over time and may include digital, offline and social marketing. We estimate that there were more than 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018. We also estimate that visits to our website were 1.7 million in 2018 and searches of our website for physicians capable of placing our Obalon Balloon System were over 580,000 in 2018. We also generated over 71,000 patient leads to our physician partners in the United States during 2018. During the six months ended June 30, 2019, we estimate there were approximately 9.1 million views of our digital advertisements, more than 3.2 million views of our digital videos, over 250,000 visits to our website, over 28,000 searches of our website for physicians capable of placing our Obalon Balloon System and generated approximately 19,000 patient leads to our physician partners in the United States. There was a significant reduction in spending for digital, offline and social marketing in the second quarter of 2019 due to the change in commercialization efforts.
We generated total revenue of $0.4 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $2.2 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. We have incurred significant losses in each period since our inception in 2008, with net losses of $6.8 million and $9.8 million during the three months ended June 30, 2019 and 2018, respectively, and $15.1 million and $21.9 million during the six months ended June 30, 2019 and 2018, respectively. We have not been profitable since inception, and as of June 30, 2019, our accumulated deficit was $163.8 million. From inception through June 30, 2019, we have financed our operations primarily through private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, and a subsequent private placement in August 2018, and, to a lesser extent, debt financing arrangements.
During the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). As of June 30, 2019, we had cash and cash equivalents of $13.5 million, which included $5.0 million in debt outstanding with Pacific Western Bank. The terms of the loan and security agreement with Pacific Western Bank require us to maintain a cash balance in our accounts with the lender in an amount equal to or greater than the outstanding indebtedness, which effectively means we only have access to $8.5 million of our cash and cash equivalents as of June 30, 2019. Therefore, substantial doubt exists as to our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations.

In an effort to address these liquidity concerns, on April 2, 2019, we commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of our workforce, that their employment would be terminated. This restructuring included the elimination of our field sales force and a transition to more centralized customer support and marketing programs directed a driving higher levels of engagement by our existing physician customers. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail centers.
Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the near term to fund our ongoing operations or engage in a strategic alternative. If we are unable to accomplish one or more of these alternatives before our cash and cash equivalents fall below $5.0 million we could default under the loan and security agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. As a result, our primary goal, along with the product-related business plans and objectives described in this Form 10-Q, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For the three and six months ended June 30, 2019 and 2018, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States. For the six months ended June 30, 2019, and the three and six months ended June 30, 2018, revenue also reflects sales of our Obalon Balloon System to our Middle East distributor.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We expect SG&A expenses to decrease starting in the third quarter of 2019 due to overall headcount reductions and restructuring charges executed in the second quarter of 2019, but could increase in absolute dollars in subsequent quarters. SG&A expenses are expected to vary as a percentage of total revenue for the foreseeable future.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$386	$2,732	$2,161	$4,078
Cost of revenue	679	1,732	1,911	2,501
Gross (deficit) profit	(293)	1,000	250	1,577
Operating expenses:
Research and development	1,788	3,352	4,227	5,991
Selling, general and administrative	4,332	7,250	10,536	17,256
Total operating expenses	6,120	10,602	14,763	23,247
Loss from operations	(6,413)	(9,602)	(14,513)	(21,670)
Interest expense, net	(295)	(57)	(485)	(94)
Other expense, net	(59)	(94)	(59)	(115)
Net loss	(6,767)	(9,753)	(15,057)	(21,879)
Other comprehensive income	—	—	—	6
Net loss and comprehensive loss	$(6,767)	$(9,753)	$(15,057)	$(21,873)

Comparison of three months ended June 30, 2019 and 2018
Revenue.    Revenue decreased $2.3 million to $0.4 million during the three months ended June 30, 2019, compared to $2.7 million during the three months ended June 30, 2018. The revenue decrease was due primarily to a decrease of $1.2 million in sales to our Middle East distributor and a decrease of $1.1 million in U.S. sales, due to the decrease in total balloon units sold worldwide. The decrease in U.S. sales was largely attributable to the elimination of our direct field sales force in the second quarter of 2019 and our transition to a centralized customer support model.
Cost of revenue and gross profit.    Cost of revenue decreased $1.0 million to $0.7 million during the three months ended June 30, 2019, compared to $1.7 million during the three months ended June 30, 2018. This was primarily attributable to the decrease in revenue compared to the prior year period. Gross deficit increased $1.3 million to $0.3 million during the three months ended June 30, 2019, compared to a gross profit of $1.0 million during the three months ended June 30, 2018. The increase in gross deficit was primarily attributable to the decrease in revenue compared to the prior year period, coupled with the inventory write down in connection with the discontinuance of the prior generation Obalon Balloon System and the continued fixed operational expenses, such as indirect charges and facilities.
Research and development expenses.    R&D expenses decreased $1.6 million to $1.8 million during the three months ended June 30, 2019, compared to $3.4 million during the three months ended June 30, 2018. This decrease was due primarily to decreases in clinical trial expenses of $0.6 million, payroll related expenses of $0.3 million, supplies expense of $0.3 million and stock-based compensation expense of $0.1 million. The second quarter of 2019 included one-time restructuring charges of approximately $0.4 million.
Selling, general and administrative expenses.    SG&A expenses decreased $3.0 million to $4.3 million during the three months ended June 30, 2019, compared to $7.3 million during the three months ended June 30, 2018. The change from the prior period was primarily driven by a decrease of $2.1 million in payroll related expenses, travel expenses and stock-based compensation due to a reduction in headcount, a decrease of $1.3 million in spending on marketing and advertising programs and a decrease of $0.4 million in sales commissions. The decrease was offset by an increase of $0.9 million in legal and professional consulting expenses. The second quarter of 2019 included one-time restructuring charges of approximately $0.7 million.
Interest expense, net.    Interest expense, net increased $0.2 million to $0.3 million during the three months ended June 30, 2019, compared to $0.1 million during the three months ended June 30, 2018. This increase was attributable to the $10.0 million draw down on the second tranche under our loan and security agreement with Pacific Western Bank for a total outstanding amount of $20.0 million in the first quarter of 2019, coupled with increase in the prime rate during the three months ended June 30, 2019 compared to the prior year period.
Comparison of six months ended June 30, 2019 and 2018
Revenue.    Revenue decreased $1.9 million to $2.2 million during the six months ended June 30, 2019, compared to $4.1 million during the six months ended June 30, 2018. The revenue decrease was due primarily to a decrease of $1.4 million in sales to our Middle East distributor and a decrease of $0.5 million in U.S. sales, due to a decrease in total balloon units sold worldwide.
Cost of revenue and gross profit.    Cost of revenue decreased $0.6 million to $1.9 million during the six months ended June 30, 2019, compared to $2.5 million during the six months ended June 30, 2018. This was primarily attributable to a decrease in revenue compared to the prior year period. Gross profit decreased $1.3 million to $0.3 million during the six months ended June 30, 2019, compared with the six months ended June 30, 2018. Gross profit as a percentage of revenue decreased to 12% during the six months ended June 30, 2019, compared to 39% during the six months ended June 30, 2018. This was primarily attributable to the decrease in revenue compared to the prior year period, coupled with the inventory write down in connection with the discontinuance of the prior generation Obalon Balloon System and the continued fixed operational expenses, such as indirect charges and facilities.
Research and development expenses.    R&D expenses decreased $1.8 million to $4.2 million during the six months ended June 30, 2019, compared to $6.0 million during the six months ended June 30, 2018. This decrease was due primarily to decreases in payroll related expenses of $0.6 million, supplies expense of $0.4 million, clinical trial expense of $0.4 million and stock-based compensation expense of $0.1 million. The second quarter of 2019 included one-time restructuring charges of approximately $0.4 million.

Selling, general and administrative expenses.    SG&A expenses decreased $6.8 million to $10.5 million during the six months ended June 30, 2019, compared to $17.3 million during the six months ended June 30, 2018. The change from the prior period was primarily driven by a decrease of $3.5 million in payroll related expenses, travel expenses and stock-based compensation due to a reduction in headcount, a decrease of $2.5 million in spending on marketing and advertising programs and a decrease of $0.5 million in sales commissions. The second quarter of 2019 included one-time restructuring charges of approximately $0.7 million.
Interest expense, net.    Interest expense, net increased $0.4 million to $0.5 million during the six months ended June 30, 2019, compared to $0.1 million during the six months ended June 30, 2018. This increase was attributable to the $10.0 million draw down on the second tranche under our loan and security agreement with Pacific Western Bank for a total outstanding amount of $20.0 million in the first quarter of 2019, coupled with increase in the prime rate during the six months ended June 30, 2019 compared to the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2019, we had cash and cash equivalents of $13.5 million and an accumulated deficit of $163.8 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO and in subsequent public and private placements, and, to a lesser extent, the incurrence of debt. During the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). As of June 30, 2019, we had $5.0 million in debt outstanding with Pacific Western Bank (as successor-in-interest to Square 1 Bank). The terms of the loan and security agreement with Pacific Western Bank require us to maintain a cash balance in our accounts with the lender in an amount equal to or greater than the outstanding indebtedness, which means we only had access to $8.5 million of our cash and cash equivalents as of June 30, 2019. Therefore, substantial doubt exists as to our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations.

We filed a registration statement on Form S-1 on June 21, 2019, which has not yet been declared effective as of the date of this filing. Subject to market conditions, we expect to commence the sale of securities under the Form S-1 as soon as practicable after the registration statement is declared effective. The specific terms of the offering under the registration statement, if it occurs, will be established at the time of such offering. We cannot assure you that this offering will result in our raising additional capital on terms favorable to us or at all.

Securities Purchase Agreement
On May 23, 2019, the Company entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 5,000,000 shares of the Company's common stock, par value $0.001 per share, at a purchase price of $0.60 per share. The closing of the sale of the shares under the Securities Purchase Agreement occurred on May 28, 2019. The aggregate gross proceeds for the sale of the shares was $3.0 million.
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
We will pay Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by us and indemnification obligations of us and Canaccord as well as certain termination rights for both us and Canaccord. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of our common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of June 30, 2019, the Company sold 3,776,149 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.
Lincoln Park Purchase Agreement
On December 27, 2018, we entered into a Purchase Agreement and Registration Rights Agreement, with Lincoln Park Capital Fund LLC, or Lincoln Park, pursuant to which we have the right, but not the obligation, to sell Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of our common stock, over the 36-month period that commenced in February 2019.

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
We issued to Lincoln Park 228,180 shares of common stock as commitment shares in consideration for entering into the purchase agreement. As of June 30, 2019, the Company has sold 3,561,219 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million. No future issuances are anticipated under this agreement.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, we executed the fifth amendment to the loan and security agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, we drew down on the remaining $10.0 million tranche and in the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). As of June 30, 2019, we had $5.0 million in outstanding borrowings under the loan and security agreement. The outstanding debt has a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and matures in July 2022. As the prime rate was 5.5% as of June 30, 2019, the interest rate on the debt was 7.0% as of June 30, 2019.
The Loan Amendment provides for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. Pursuant to the loan and security agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property, owned by us.
The loan and security agreement provides for restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt, and store certain inventory and equipment with third parties. In addition, the loan and security agreement requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. These, and other covenants under the agreement, may make it difficult to operate our business. As of June 30, 2019, we were in compliance with all covenants under the loan and security agreement. If we are unable to raise additional capital and the cash balance in our accounts with the lender falls below the amount of outstanding debt, we would be in default. If an event of default is triggered, including this minimum cash balance covenant, and we do not obtain a waiver, the lender can, among other things, accelerate the entire outstanding amount of the debt and exercise its remedies on certain of our assets as secured party, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us seeking bankruptcy protection to protect stakeholder value. Due to our current cash flow position, the substantial doubt about our ability to continue as a going concern, and the requirement under the loan and security to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the term loan, we reclassified the long-term portion of the term loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.
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
Additional Capital Requirements
We expect to incur substantial expenditures in the next twelve months to continue developing the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. In particular, we expect our costs and expenses could increase in the future as we continue (i) U.S. commercialization of our product, including the costs associated with a centralized customer support strategy and the establishment of an Obalon Balloon Retail Center, and other efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to continue to incur substantial costs as a result of operating as a public company. We believe there is substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations. The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.
In an effort to address these liquidity concerns, on April 2, 2019, we commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of our workforce, that their employment would be terminated. This restructuring included the elimination of our field sales force and a transition to a more centralized customer support and marketing programs directed a driving higher levels of engagement by our existing physician customers. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail centers. We are in the early stages of this transition and cannot predict whether it will be an effective means of selling the Obalon Balloon System.
Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. If we are unable to accomplish one or more of these alternatives before our cash and cash equivalents fall below $5.0 million we could default under the loan and security agreement and may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. As a result, our primary goal, along with the product-related business plans and objectives described in this Form 10-Q, is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives set forth in the immediately preceding sentence. Our ability to identify and complete such a strategic alternative is highly speculative.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(13,998)	$(18,724)
Investing activities	2,530	21,649
Financing activities	3,794	179
Net (decrease) increase in cash and cash equivalents	$(7,674)	$3,104
Net cash used in operating activities
During the six months ended June 30, 2019, net cash used in operating activities was $14.0 million, consisting primarily of a net loss of $15.1 million, an increase in net operating assets of $1.2 million primarily related to a decrease in accrued compensation, partially offset by a decrease in other current assets. These items were partially offset by non-cash charges of $2.2 million, consisting primarily of stock-based compensation expense and depreciation expense.
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
Net cash provided by investing activities
During the six months ended June 30, 2019, net cash provided by investing activities was $2.5 million, consisting primarily of maturities of short-term investments.
During the six months ended June 30, 2018, net cash used in investing activities was $21.6 million, consisting primarily of maturities of short-term investments, slightly offset by purchases of short-term investments and capital expenditures.
Net cash provided by financing activities
During the six months ended June 30, 2019, net cash provided by financing activities was $3.8 million, consisting primarily of proceeds from the draw down on the second tranche under our loan and security agreement with Pacific Western Bank of $10.0 million as well as proceeds from issuance of common stock, net of issuance costs of $8.8 million, partially offset by the payment on the loan with Pacific Western Bank of $15.0 million.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” and the recent adoption of the lease accounting guidance found in ASC 842, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. We believe the complaint is without merit, and on December 4, 2018, we moved to dismiss the amended complaint. The court has scheduled a hearing for August 1, 2019 on the motion to dismiss.

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
Execution of our new commercial strategy may not be successful and will subject us to new risks, some of which we may not yet have identified.
Historically we have sold our products directly to physicians, who then sold their patients treatment packages that include our balloon therapy, dietary counseling and removal on a non-reimbursed, self-pay basis. Beginning in April 2019, we eliminated approximately 50% of our workforce. As part of the workforce restructuring, we eliminated our field sales force and will transition to more centralized customer support and marketing programs directed at driving higher levels of engagement by our existing physician customers. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail centers.

Under this model, subject to state law and any federal requirements, we plan to either directly employ the physicians or contract for their services, and we will be directly responsible for marketing and patient acquisition. We would also provide the staff, equipment and support services necessary for patients to receive Obalon balloon therapy. Our intent with this strategic shift and restructuring is to refocus activities, streamline operations, standardize both quality of care and patient pricing, and provide us greater operational and financial control of our business. While we have historically provided marketing services intended to drive patients to physician offices, we have no prior experience marketing our products to drive patients to our own centers and we cannot assure you that this new strategic model will be successful.
Our ability to execute this strategy successfully is subject to numerous risks, including:

•	difficulty or inability to successfully recruit and retain qualified physicians and other employees for our Obalon-branded or managed retail centers;

•	difficulty or inability to build brand awareness among patients for our products and therapy, or to convert brand awareness into patient visits to our centers;

•	difficulty or inability to convince patients of the benefits of treatment with our Obalon Balloon System;

•	difficulty or inability in identifying suitable properties for our centers and obtaining leases with acceptable terms;

•	timely securing, and for an acceptable cost, all applicable federal, state and local licenses, permits and regulatory approvals;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;

•	the possibility that execution of this strategy will require greater expenditures and investments than we have planned;

•	changes in federal, state and local law and regulations that adversely affect our ability to open our centers as well as how we conduct our business;

•	changes in economic and other conditions in geographic areas where we open an Obalon-branded retail center that may impact patient demand to receive Obalon balloon therapy; and

•	unforeseen engineering or environmental problems with leased premises.
Additionally, there is no assurance that our current physician customers will be willing to accept the decreased amount of direct field support. Should physicians reject a centralized customer support model, we may experience a negative impact on our results of operations, including a decrease in future sales to existing customers, an increase in our rate of product returns and a decrease in our ability to collect our outstanding accounts receivable. Moreover, without a direct sales force, we expect a very limited amount, if any, of new accounts.
If we are unable to secure additional financing on favorable terms, or at all, to meet our current capital needs, we could be forced to sell portions of our business or seek bankruptcy protection to protect stakeholder value.
We recently initiated the transition of our commercialization efforts to focus on Obalon-branded or managed retail centers. We have not yet opened any such facilities and expect that we will need significant additional capital to execute on this strategy. We have been actively seeking additional debt or equity financing in order to support our new operating plan. However, adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to take actions that could materially and adversely affect our business, including further reductions in our operations (including our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying the opening of any planned company-owned or managed Obalon-branded retail center, delaying of our clinical trials or curtailing or ceasing operations and could result in us seeking bankruptcy protection. Moreover, if we are unable to raise additional capital and the cash balance in our accounts with Pacific Western Bank falls below the amount of outstanding debt with Pacific Western Bank, we would be in default under our loan and security agreement, which could result in acceleration of all outstanding amounts. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause third parties including suppliers, customers, and employees to terminate their respective relationship with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.
Our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	the degree of success we experience in commercializing our Obalon Balloon System with both the centralized customer support model and Obalon-branded or managed retail centers;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	costs associated with opening and operating company-owned or managed Obalon-branded retail centers;

•	the costs and expenses of our U.S. sales and marketing infrastructure, operational expenses associated with Obalon-branded or managed retail centers, and our manufacturing operations;

•	the revenue and gross profit generated by sales of our Obalon Balloon System, Obalon Navigation System, and any other products that may be approved in the United States;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon Balloon System and Obalon Navigation System and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon Balloon System and Obalon Navigation System are adopted by the physician community and patients;

•	the number and types of future generation products we develop and commercialize and their success and adoption in the marketplace;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations;

•	the extent and scope of our general and administrative expenses;

•	the legal costs associated with defending against shareholder litigation; and

•	the degree of success we experience in retaining and expanding international sales of our Obalon Balloon System.
Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of the company-owned or managed Obalon-branded retail centers, negatively impact services associated with our centralized customer support model, delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
We have implemented alternative financing arrangements including an "at-the-market" offering program and a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Pursuant to the purchase agreement with Lincoln Park, or the Lincoln Park Purchase Agreement, Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period that commenced on February 13, 2019. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. Per terms of the agreement, we are not able to sell shares to Lincoln Park under the existing agreement if the closing price of our stock is below $0.50 per share. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $2.244, which was the average closing price of our common stock for the five trading days ending on the trading day immediately preceding the date, plus an incremental amount of $0.1157 for the commitment shares we issued to Lincoln Park. As of June 30, 2019, we have sold 3,789,399 shares to Lincoln Park. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Global Market.

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
During the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). As of June 30, 2019, we had $5.0 million in principal and interest outstanding under our loan and security agreement (the "Loan Agreement") with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and no additional amounts available for future borrowings. Under the loan and security agreement, we are required to make interest-only monthly payments on the outstanding debt through July 2019, followed by 36 equal monthly installments of principal and interest, which diverts a portion of our resources from other activities. Our debt with Pacific Western Bank is collateralized by substantially all of our assets and contains customary financial and operating covenants limiting our ability to, among other things, incur additional indebtedness, change the name, location, office or executive management of our business, change our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with our affiliates, create liens, sell assets, pay any subordinated debt and store certain inventory and equipment with third parties. The loan and security agreement also requires that our accounts maintained with the bank contain an aggregate balance in an amount equal to or greater than the total amount of outstanding debt under the loan and security agreement. These, and other covenants under the agreement, may make it difficult to operate our business. As of June 30, 2019, we were in compliance with all covenants under the loan and security agreement. If we are unable to raise additional capital and the cash balance in our accounts with the lender falls below the amount of outstanding debt, we would be in default. If an event of default is triggered, including this minimum cash balance covenant, and we do not obtain a waiver, the lender can, among other things, accelerate the entire outstanding amount of the debt and exercise its remedies on certain of our assets as secured party, which could significantly deplete our cash resources, cause us to raise additional capital at unfavorable terms, require us to sell portions of our business or result in us seeking bankruptcy protection to protect stakeholder value. There is substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations. Due to our cash flow position, the substantial doubt about our ability to continue as a going concern, and the requirement under the loan and security agreement to maintain accounts with the bank at an aggregate balance in an amount equal to or greater than the total outstanding debt under the term loan, we have reclassified the long-term portion of the term loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.
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
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. Before launching our prior generation Obalon Balloon System in the United States in January 2017, we sold an earlier generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $6.8 million and $9.8 million during the three months ended June 30, 2019 and 2018, respectively, and $15.1 million and $21.9 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $163.8 million and had cash and cash equivalents of $13.5 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System, sell our Obalon Balloon System in international markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the six month period ended June 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise additional capital in a timely manner, we will not be able to support our ongoing operations.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost associated with our new centralized customer support model, cost associated with the Obalon-branded or managed retail centers, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. In the centralized customer support model, we sell the Obalon Navigation System Console to physicians at a price that approximates our cost and will negatively impact future gross profit dollars and gross margin percentage. Furthermore, we have limited experience manufacturing the Obalon Navigation Balloon, and as a result expect lower gross profits. We will also continue to invest in research and development of new product candidates, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant legal, accounting, insurance, compliance and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and prior to January 2017 our business activities were focused on the development and regulatory approval of our Obalon Balloon System and building the commercial infrastructure to sell our product in the United States. We commenced commercial launch of our prior generation Obalon balloon system in the United States in January 2017 and commenced commercial shipments of our Obalon Navigation System and Obalon Touch Inflation Dispenser in the United States in the first quarter of 2019. All of our revenue to date is attributable to sales of our Obalon Balloon System including its component parts and accessories. In the future, we expect to continue to generate sales of our products to physicians through a centralized customer support model and intend to establish a separate company-owned or managed Obalon-branded retail center model. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. We expect that sales through our centralized customer support model to physicians in the United States will account for a majority of our revenue for the foreseeable future as we establish the company-owned or managed Obalon-branded retail business. However, we recently eliminated our direct sales force and anticipate that will significantly reduce revenue until we are able to launch our Obalon-branded or managed retail centers. Our limited operating and commercialization experience in what we expect will be our primary market makes it difficult to evaluate our current business and predict our future prospects. Throughout 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. In the centralized customer support model for physicians, use of the Obalon Navigation System requires the physician to make a capital purchase of the Navigation console. We cannot assure you that our current physician customers will be willing to make that purchase, and if we cannot transition physicians who currently use the prior generation Obalon balloon system to the Obalon Navigation System, we may experience a decline in sales. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

•
patient and physician demand for our Obalon Balloon System, including the rate at which physicians recommend our Obalon Balloon System to their patients and the rate at which patients seek treatment from physicians, whether at company-owned or managed Obalon-branded retail centers or otherwise;

•	the degree of success we experience in commercializing our Obalon Balloon System with both the centralized customer support model and company-owned or managed Obalon-branded retail centers;

•	changes in the composition of our customer base caused by acquisition of private medical practices by large hospitals could extend our selling cycle;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon Balloon System, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon Balloon System;

•	willingness of physicians to purchase the capital equipment required to place balloons using the Obalon Navigation System;

•
any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued three Letters to Health Care Providers warning them about the use of liquid-filled intragastric balloons citing potential risks, including death;

•	our ability to develop, finance, obtain regulatory approval for, and successfully launch our next generation products and the success of our next generation products in the marketplace;

•	our ability to develop, obtain regulatory approval for, and successfully manage the company-owned or managed Obalon-branded retail center;

•	our ability to service and maintain equipment such as the Obalon Navigation System;

•	our ability to maintain our current or obtain further regulatory clearances, licenses or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers and single-source suppliers;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating patients who are obese or overweight that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures;

•	performance of our international distributors; and

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
Opening Obalon-branded retail centers in existing markets where we have historically sold direct to physicians may negatively affect revenue with our current physician customers.
The target area of our centers varies by location and depends on a number of factors, including population density, other available retail and medical services, area demographics and geography. As a result, the opening of an Obalon-branded retail center in or near markets in which we already have physician customers could adversely affect the revenues of those existing physician customers. Existing physician customers could also make it more difficult to build our patient base for a center in the same market. Our business strategy does not entail opening Obalon-branded retail centers that we believe will materially affect revenue at our existing physician customers, but we may selectively open centers in and around areas of existing physicians customers to effectively serve our patients. Revenue “cannibalization” between our centers and physician customers may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.
We will be subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for Obalon-branded retail centers that we intend to operate.
We do not own and we do not intend to own any of the real property where our company-owned or managed centers will operate. We expect to lease the spaces for the company-owned or managed centers we intend to open in the future. We may not be able to locate appropriate properties and obtain leases on favorable terms or at all. If a future company-owned center is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close centers in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or managed centers could materially adversely affect our business, financial condition or results of operations.
Physicians and patients may be slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments may further slow physician and patient adoption. If any of these events were to occur, our business and prospects would be negatively affected.
Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only one other intragastric balloon available for sale in the United States, which was available prior to 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate physicians and patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon Balloon System. In April 2019, as part of a restructuring, we eliminated our direct field sales force and transitioned to a centralized customer support model for our existing physician customers and also intend to establish company-owned or managed Obalon-branded retail centers. We expect to continue investing in the various activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon Balloon System in September 2016, we have engaged in various marketing campaigns to raise awareness of our Obalon Balloon System and its benefits among physicians and patients, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
Physicians play a significant role in determining the course of a patient’s weight management or obesity treatments and as a result, the type of treatment that will be recommended or provided to a patient. Though we recently eliminated our direct sales force, using our centralized customer support model, we continue to target our sales efforts towards bariatric surgeons, gastroenterologists, and plastic surgeons, because they are either the physicians treating obese and overweight patients, have experience with endoscopic procedures and/or have experience with cash pay medical treatments. If we experience physician disruption due to our shift to a centralized customer support model or our exploration of financial and strategic options, we may experience a decrease in sales. Also, the initial point of contact for many patients who are obese and overweight may be general practitioners, bariatricians, endocrinologists, obstetricians and gynecologists, each of whom commonly manage and regularly see patients that are obese and overweight. If these physicians are not made aware of our Obalon Balloon System, they may not refer patients to bariatric surgeons, gastroenterologists or plastic surgeons for treatment using our product, and those patients may instead not seek treatment at all or be treated with pharmaceuticals or an alternative device or surgical procedure.
Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients and physicians may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon Balloon System. Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA safety alert letters. While the alerts were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons, these alerts could create negative perceptions of the entire category and slow down the acceptance of the Obalon Balloon System. Medical professional associations, such as ASMBS, have or may publish positions to their memberships which may be favorable or unfavorable toward the use of intragastric balloons, or the Obalon Balloon specifically. Additionally, if patients undergoing treatment with our Obalon Balloon System perceive the weight loss inadequate or adverse events too numerous or severe as compared with the treatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon Balloon System to patients and physicians. As a result, demand for our Obalon balloon system may decline or may not increase at the pace or to the levels we expect.
If physicians do not choose to recommend the Obalon Balloon System to their patients, we may be unable to sell our products, grow our business or achieve profitability.
Our ability to sell our Obalon Balloon System depends heavily on the willingness of physicians to recommend it to their patients. Physicians may not prescribe our Obalon Balloon System unless they are able to determine long-term ability of Obalon to continue operations, and based on experience, long-term clinical data, recommendations from other physicians and published peer-reviewed journal articles, that it provides a safe and effective treatment alternative for obesity. Even if we are able to raise awareness among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our Obalon Balloon System for recommendation to patients for a variety of reasons, including:

•	lack of access or reluctance to acquire access to ancillary equipment such as endoscopy which is necessary to remove the Obalon Balloon System;

•	reluctance to invest in ancillary equipment, such as the Obalon Navigation System, which is necessary to place an Obalon balloon;

•	long-standing relationships with competitors and distributors that sell other products and their competitive response and negative selling efforts;

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
We are also aware of certain characteristics and features of our Obalon Balloon System that may prevent widespread market adoption. For example, for the Obalon Navigation System, a physician is required to purchase the capital component of the system, which is the console, to treat patients. Furthermore, our Obalon Balloon System is approved as an adjunct to a moderate intensity diet and behavior modification program. As a result, physicians will need to develop the appropriate practice management programs, which include treatment protocols, nutritional counseling and patient management, to treat patients in a manner consistent with our treatment protocol. If physicians are unable or unwilling to make the necessary financial and regulatory commitments and implement the appropriate practice management programs to successfully treat patients with the Obalon balloon, they may not adopt our balloon system.
If we fail to grow our sales and marketing capabilities and develop widespread brand awareness cost effectively, our financial performance and business may suffer.
We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we commenced commercial shipments of our Obalon Navigation System in the first quarter of 2019. We anticipate the United States to be our primary market focus going forward. We recently eliminated our direct sales force and now sell to physicians through a limited customer support model. In the centralized customer support model, marketing and clinical support is provided from our corporate office. Marketing support may include media assets and media purchasing support, access to our call center, leads generated from our Find-A-Doc locater and leads generated from our digital and off-line marketing efforts. Training our applicable employees in use of our Obalon Balloon System and Obalon Navigation System to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train employees. Our business may be harmed if there is excessive turnover in our employees that support our physician customers, or our efforts to train and retain our employees do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced personnel. If we are unable to hire, develop and retain talented personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
In addition, factors that may inhibit our efforts to commercialize our Obalon Balloon System, Obalon Navigation System and any other products that may receive FDA approval include:

•	the inability of our employees to perform their duties and conduct business in a manner that is compliant with our internal policies and procedures and FDA law and regulations;

•	the inability of our employees to obtain access to an adequate numbers of physicians to recommend any current and future products;

•	the lack of complementary products to be offered by our personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with our centralized customer support model, including the marketing organization;

•	efforts by our competitors to commercialize products or procedures that address a similar patient population; and

•	the existence of negative publicity about us or our products.
Our ability to increase our physician customer base and achieve broader market acceptance of our Obalon Balloon System will depend to a significant extent on our ability to efficiently expand our marketing programs which create physician and patient demand for our product. We have in the past and plan to in the future, dedicate significant financial and other resources to our marketing programs. Our investments in marketing have varied over time and have been significantly reduced as we transition to our new business strategies of centralized customer support and the Obalon-branded retail centers. Our business will be harmed if our marketing efforts and expenditures do not generate a sufficient increase in revenue to offset their cost.
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
The effectiveness and safety of our Obalon Balloon System depends critically on our ability, and our international distributor’s ability, to educate and train physicians on its safe and proper use. If we or our international distributor are unable to do so, we may not achieve our expected growth and may be subject to risks and liabilities.
In addition to educating physicians on the clinical benefits of our Obalon Balloon System, we and our international distributor must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we or our international distributor are unable to provide an adequate training program, product misuse can occur and lead to serious injury requiring reporting to the FDA. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon Balloon System, they may have misused and ineffectively used our products for the treatment of patients. As a result, patients have experienced adverse events and have not been able to enjoy the benefits of our system or achieve the weight loss outcomes they expected, leading to dissatisfaction and could lead to market rejection of our products. Physicians may not follow our instructions for use when treating patients with our products. A physician's failure to follow our instructions for use or other misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.
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
Patients may be unable to successfully swallow the capsule that contains the Obalon balloon, potentially creating an economic disincentive for physicians to prescribe the Obalon Balloon System. In our SMART pivotal trial, 7.6% of the combined treatment and control group patients failed to swallow a capsule with the microcatheter attached despite success swallowing a placebo that did not have a catheter attached. We are experiencing similar rates in U.S. commercial usage. There have also been instances where balloon deployment was negatively impacted due to a leak in the microcatheter caused by the patient biting the catheter during placement and requiring endoscopic removal. There may be other reasons for unsuccessful placements of which we are not yet aware. If the balloon is not successfully placed for any reason, the patient may attempt to seek a refund or monetary damages for the treatment. Alternatively, physicians and institutions that have paid us for a balloon, but have not been paid by their patient because of a treatment failure, may seek a refund or monetary damages from us. Either scenario could cause a negative financial impact for us and could also create ill will with patients and physicians.
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
Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the use of social media by us, our employees or our customers to communicate about our products or business may cause us to be found in violation of applicable requirements, including requirements of regulatory bodies such as the FDA, CMS and Federal Trade Commission. For example, adverse events, product complaints, off-label usage by physicians, unapproved marketing or other unintended messages could require an active response from us, which may not be completed in a timely manner and could result in regulatory action by a governing body. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image and goodwill.
We do not expect that physicians or patients will receive third-party reimbursement for treatment using our products. As a result, we expect that our success will depend on the ability and willingness of physicians to adopt self-pay practice management infrastructure and of patients to pay out-of-pocket for treatment with our products.
Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect that any third-party payors will cover or reimburse physicians or patients for the Obalon Balloon System. As a result, we expect that our success will depend on the ability and willingness of physicians that may not have historically operated a self-pay practice to adopt the policies and procedures needed to successfully operate such a practice. Additionally, we will need to demonstrate the ability to operate company-owned or managed Obalon-branded retail centers successfully. Our centralized customer support sales and marketing efforts in the United States are targeted at bariatric surgeons, gastroenterologists and plastic surgeons. Bariatric surgeons and gastroenterologists are accustomed to providing services that are reimbursed by third-party payors. As a result, these physicians may need to augment their administrative staff and billing procedures to address the logistics of a self-pay practice. If physicians are unable or unwilling to make such changes, adoption of our products may be slower than anticipated.

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
Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We have limited experience in manufacturing the current Obalon Balloon System, the Obalon Navigation System, and the Obalon Touch Inflation Dispenser in commercial quantities, and we will need to adjust our manufacturing capabilities in order to satisfy expected demand. We may find that we are unable to successfully manufacture these new products in sufficient quantities and expect manufacturing of the Obalon Navigation Balloon kit to be at a much higher per unit cost initially. We may need to adjust our manufacturing capabilities in order to satisfy expected demand for our Obalon Navigation balloon. In addition, the Obalon Navigation balloon with the Obalon Touch Inflation Dispenser utilizes a different catheter and dispenser configuration from our current U.S. product, which we have limited experience manufacturing in commercial quantities.
Furthermore, in June 2019 we initiated a facility reduction plan that included consolidating certain functions of manufacturing. There were certain quality system requirements we needed to satisfy in order to restart our manufacturing operations. The quality system requirements were satisfied in July 2019 and manufacturing operations resumed.
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
We currently manufacture our Obalon Balloon System and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. We also rely on additional single source suppliers for components of our Obalon Navigation balloons and console. These components are critical to our current and future products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers. Any concern regarding our current financial position or delay in our payments to suppliers, especially our key suppliers for the Obalon Navigation Console and balloon components, could negatively impact suppliers' perception of Obalon and result in delayed or canceled delivery of components, which could result in production challenges. Suppliers could also modify payment terms, including upfront cash payments. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders, service and maintain equipment with customers. For example, given that our Obalon Balloon System is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.
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
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. Sales to Bader represented 0.0% and 43.3% of our total revenue for the three months ended June 30, 2019 and 2018, respectively, and 27.2% and 49.9% for the six months ended June 30, 2019 and 2018, respectively. In the first quarter of 2019, we completed final shipments of the current generation product to Bader, and going forward we intend to focus our selling efforts on the United States. As a result, we do not anticipate additional international revenue in 2019. The significant reduction in revenue from Bader in 2019 will have a significant impact on our financial performance. The current agreement with Bader expires on December 31, 2019 and does not include the Obalon Navigation System. We are not automatically renewing the contract and, if we continued operations with Bader, we would have to negotiate a new agreement. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East.
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
The medical device industry generally, and the market for weight loss and obesity specifically, are highly competitive, subject to rapid change and significantly affected by new product introductions, results of clinical research, corporate combinations, actions by regulatory bodies, changes by public and private payers and other factors. Because of the market opportunity and the high growth potential of the non-surgical device market for weight loss and obesity, competitors and potential competitors have historically dedicated, and will continue to dedicate, significant resources to aggressively develop and commercialize their products.
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the Lap-Band from Apollo Endosurgery, Inc. and currently sells that device worldwide). In addition, we are aware of at least two FDA approved liquid-filled balloon devices for treating overweight people, including both the ReShape Duo Balloon and the ORBERA Balloon, both of which are now owned by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences’ Maestro device, which is intended to create weight loss by vagal nerve stimulation and Aspire Bariatrics' ApireAssist device. Gelesis developed a hydrogel technology that is intended to expand in the stomach by absorbing water to create the feeling of satiety. Its Plenity device was recently cleared by FDA. BAROnova recently gained FDA PMA approval in the U.S. for its transpyloric shuttle, a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.
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
We manufacture and assemble our Obalon Balloon System in our single manufacturing facility in Carlsbad, California. Our products consist of components sourced from a variety of contract manufacturers and suppliers, with final assembly completed at our facility. We recently begun, and have very limited experience, with commercial manufacturing of our next generation Obalon Navigation System console, Obalon Touch Inflation Dispenser and Obalon Navigation balloon, which could result in supply shortages or interruptions. The Obalon Navigation System console is entirely manufactured by a single source supplier and shipped to our single manufacturing facility in Carlsbad, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, hurricane, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products, particularly as the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems would require FDA review and approval of a PMA supplement. In June 2019 we initiated a facility reduction plan which included consolidating certain functions of manufacturing. There were certain quality system requirements we needed to satisfy in order to restart our manufacturing operations. The quality system requirements were satisfied in July 2019 and manufacturing operations resumed.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. We do not currently have a Chief Executive Officer. On January 2, 2019, Andrew Rasdal transitioned to the employee role of Executive Chair of the Board of Directors from Chief Executive Officer and Kelly Huang, Ph.D., transitioned to the role of President and Chief Executive Officer. On May 20, 2019, Dr. Huang resigned from his roles as President and Chief Executive Officer, and William Plovanic, our Chief Financial Officer, was appointed to fill the role of President. We do not currently maintain key personnel life insurance policies on any of our employees.
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
In 2018 we accepted the resignation of our Vice President of Sales and Vice President of Marketing. In the fourth quarter of 2018, we hired a new Vice President of Marketing. In April 2019, we announced an organizational restructuring, which eliminated our direct field sales force and reduced our headquarters staff, which included the loss of our Vice President of Quality Assurance, and in June 2019, our Vice President of Research and Development accepted a voluntary separation package. There may be further reductions in senior management as we streamline operations and focus on the centralized customer support model for physician customers and establishing the company-owned or managed Obalon-branded retail centers. Replacing these individuals, and other executive officers and key employees that may depart, has been difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices. Retention of key employees may be impacted by the recent decreases in our stock price, which results in smaller current values of employee retention grants.
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
We have a relatively short operating history as a commercial company and a limited history as a commercial company selling in the United States. We recently restructured the organization and reduced the overall headcount by approximately 65% since December 31, 2018. Our growth plan includes development of a business model to develop and operate company-owned or managed Obalon-branded retail centers. We have no experience in operating company-owned or managed retail centers and we have not opened any retail centers since our restructuring. We will need to develop a retail center management system, administrative staff, financial and management controls and information systems to support our Obalon branded retail center strategy. Navigating the contraction and expansion of our business to support future growth imposes significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to design and implement efficient, scalable processes. In addition, both contraction and rapid growth will place a strain on our administrative personnel, information technology systems, manufacturing operations, and other operational infrastructure. We must successfully expand our employee base to achieve broad market penetration and geographical coverage within the United States. We must also successfully increase manufacturing output to meet expected customer demand while still producing product that meets or exceeds our quality specifications. We have, and may continue to experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our business cycle in a cost-effective manner could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.
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
Our Obalon Balloon System and the Obalon Navigation System may in the future be subject to product recalls that could harm our reputation and business.
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

Depending on the corrective action we take to redress a device product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals, clearances, or other marketing authorizations for the device before we may market or distribute the corrected device. Seeking such authorizations may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, Form 483s, product seizure, injunctions, administrative penalties, or civil or criminal fines.
Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary recalls or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our stock price.
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
We also may be subject to claims against us due to actions of others. We rely on physicians in connection with the placement and subsequent removal of our Obalon balloon at the end of the six-month treatment period. If these physicians are not properly trained, are negligent, or willfully decide not to follow the physicians' direction for use, the capabilities of our products may be diminished or the patient may suffer critical injury. We may face negative consequences from misconduct of physicians despite our best effort to remediate situations arising from negligence of the physicians and may also face negative consequences from nonconformity of patient therapy. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and raw materials. This risk exists even if a device or product is cleared or approved for commercial sale by the FDA or other foreign regulators and manufactured in facilities registered with and regulated by the FDA or an applicable foreign regulatory authority.
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
Our company-owned or managed Obalon-branded retail centers may subject us to professional liability claims if one or more of our affiliated physicians causes harm to patients, and we may be unable to obtain or maintain adequate insurance against these claims.
We intend to establish company owned or managed Obalon-branded retail centers that will provide medical services to the public, which will expose us to the risk of professional liability and other claims. In recent years, physicians have become subject to an increasing number of lawsuits alleging malpractice and related legal claims. Some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could be asserted against us and/or our affiliated physicians. Any litigation, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we will not be making patient care or treatment decisions at the owned or managed retail centers, it could be asserted that we should be held liable for the malpractice of a physician using our products at a company-owned or managed Obalon-branded retail center. In addition, we could incur reputational harm or negative publicity in relation to a material malpractice or care-related injury. Malpractice lawsuits and claims can also lead to increased scrutiny by regulatory authorities and other third parties. Some plaintiffs have asserted allegations of corporate practice of medicine or prohibited fee splitting in connection with malpractice claims. There can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. Professional liability insurance, moreover, can be expensive and varies from state to state and there can be no assurance that professional liability insurance will be available to us or our affiliated physicians at costs acceptable to us or at all.
If patients using our products experience adverse events or other undesirable side effects, regulatory authorities could withdraw or modify our commercial approvals, which would adversely affect our reputation and commercial prospects and/or result in other significant negative consequences.
Undesirable side effects caused by our Obalon Balloon System could cause us, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials, and could result in more restrictive labeling than originally required, cause the FDA or other regulatory authorities to subsequently withdraw or modify our PMA or other commercial approvals, or result in the delay or denial of regulatory approval by other notified bodies. For example, in the 1980s and early 1990s, the FDA required additional post-market safety and efficacy data collection and analysis on an earlier version of an intragastric balloon after patients suffered severe side effects and complications with the device, which ultimately resulted in the withdrawal of the PMA approval.
Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. While the Safety Alerts were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons, these adverse events could result in the FDA taking action against the entire intragastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
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
If we experience any of these events, our business, results of operations and financial condition may be materially harmed.
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
We are currently selling our product primarily to physicians and institutions in the United States. In connection with each sale, we typically provide credit to customers on a short-term basis with payment typically due within 30 days of invoicing. In the past we have experienced and may continue to experience the need to write off accounts receivable due to the inability to collect outstanding customer balances. The restructuring announced in April 2019, which included the elimination of the field sales force and the June 2019 offer of voluntary separation packages to certain employees, could have a negative impact on our customers' perception and negatively impact our ability to collect amounts due from customers. The inability to collect accounts receivable has and may continue to have a negative impact on our results of operations.
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
RISKS RELATED TO REGULATORY MATTERS
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
We rely on our U.S. physician customers and international distributors for timely reporting of any adverse events or product malfunctions that occur, which may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Notification by our U.S. physician customers and our international distributor on a timely basis or at all of such events could result in product liability or regulatory enforcement actions, both of which could harm our business.
In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. The FDA has approved this request. We have subsequently notified the FDA that we have restarted enrollment. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for over 3,600 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We anticipate patient enrollment to begin in 2019. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data, when post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business.
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
Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. The letters were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons. However, these adverse events associated with liquid-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category, which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances and approvals, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions, including Warning Letters, and we may be required to revise our promotional claims and make other corrections or restitutions.
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
The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, untitled letters, Form 483s, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	customer notifications or repair, replacement or refunds;

•	refusing our requests for 510(k) clearance or PMA approvals or foreign regulatory approvals of new products, new intended uses or modifications to existing products;

•	withdrawals of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;

•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and

•	criminal prosecution.
Any of these sanctions could also result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, results of operations and financial condition.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FFDCA. Among other things, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals include plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. The FDA also announced that it intends to finalize guidance to establish a premarket review pathway for “manufacturers of certain well-understood device types” as an alternative to the 510(k) clearance pathway and that such premarket review pathway would allow manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. These proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could increase the costs of compliance, or otherwise create competition that may negatively affect our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
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
We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA numerous times, the most recent of which occurred in November 2017, which resulted in no observations. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, we can provide no assurance that we will continue to remain in compliance with the QSR. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, and Form 483s;

•	fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for clearance or approval of new products or modified products;

•	withdrawing clearances or approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.
Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility we may be unable to produce our Obalon Balloon System, which would materially harm our business.
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
Further, the FDA and European regulatory authorities strictly regulate the indications for use and associated promotional safety and effectiveness claims, including comparative and superiority claims vis a vis competitors’ products, that may be made about products, such as the Obalon Balloon System. In particular, a medical device may not be promoted for uses or indications that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For example, we will not be able to promote or make claims for the Obalon Balloon System for the treatment of patients outside of the BMI ranges specifically approved by the FDA or other regulatory authorities. In the United States, we received FDA approval of the Obalon balloon system for temporary use to facilitate weight loss in adults with obesity (BMI of 30 to 40) who have failed to lose weight through diet and exercise. The Obalon Balloon System is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. Our pivotal trial inclusion and exclusion criteria included patients with a BMI of 30 to 40; thus, our approved labeling is limited to the same BMI range. We also will not be able to make comparative or superiority claims for the Obalon Balloon System versus other products without scientific data supporting or establishing those claims, including possibly data from head-to-head clinical trials if appropriate. Our CE mark label includes patients with a BMI of 27 or greater. As a part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post-approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. The FDA has approved this request. We have since notified the FDA that we have resumed enrollment. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study of up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System as it relates to acute balloon placement including deployment. We anticipate patient enrollment to begin in 2019. The FDA has not approved this protocol such that this study can be initiated. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies, obtaining results different than our pivotal trial results or failure to comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.
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
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or cleared or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
If we fail to comply with healthcare regulations and fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
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
Applicable and potentially applicable U.S. federal and state healthcare laws and regulations and their foreign equivalents, include, but are not limited to, the following:

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

•
Corporate Practice of Medicine. Some states have enacted laws and regulations limiting the extent to which physicians and certain other healthcare professionals may be employed by non-physicians or general business corporations. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. The scope and provisions of corporate practice of medicines laws and regulations vary among the states. Violations may result in civil or criminal penalties.

•
Other Healthcare Fraud Laws. HIPAA includes criminal health care fraud provisions and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•
Transparency Laws. There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and entities. For example, the Physician Payment Sunshine Act, imposes annual reporting requirements on certain manufacturers of drugs, medical devices, biologics and medical supplies with respect to payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as with respect to certain ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information regarding all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on medical device manufacturers’ marketing practices, require reporting of marketing and pricing information, and require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities under certain circumstances.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. In addition, the dynamic healthcare regulatory compliance environment and the need to build and maintain robust systems to comply with different reporting and other legal requirements in multiple jurisdictions, increase the possibility that a healthcare company may fail to comply fully with one or more of these laws or regulations. It is possible that governmental and enforcement authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. If our operations are found to be in violation of any of the healthcare regulatory laws to which the business is subject, or any other laws that apply to the business, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional compliance and reporting requirements, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
In addition, the clearance or approval and commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
If our retail arrangements with physicians or customers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.
The practice of medicine is highly regulated, and our operation of retail centers, arrangements with physicians and interactions with retail customers in the near future will be subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Regulatory oversight includes, but is not limited to, the corporate practice of medicine, fee-splitting, regulation and registration of medical practices, clinics and facilities and management companies by state and local licensing boards or other agencies, licensure and scope of practice limitation for physicians and other healthcare professionals, advertising and consumer protection laws. Certain states have laws, rules and regulations which require that medical practices be owned by licensed physicians and that business entities which are not owned by licensed physicians refrain from providing, or holding themselves out as providers of, medical care. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. The specific restrictions with respect to enforcement of the corporate practice of medicine and fee-splitting laws varies from state to state. Such laws may make it difficult for us to establish or expand our operations into a state, as interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of medicine or fee-splitting in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action.
If we or our affiliated physicians fail to comply with licensing and accreditation requirements applicable to our business, various governmental agencies may impose fines or preclude us from operating in certain states.
Federal, state, and local laws and policies impose various registration, accreditation, permit and/or licensing requirements on healthcare facilities and subject healthcare facilities to regulations ranging from the adequacy of medical care, to compliance with building codes and environmental protection laws. Additionally, physicians at our retail centers, once operational, will also be subject to various state and federal regulations, including utilization of diagnostic tests and regarding prescribing medication and controlled substances. Delays or failures to obtain or maintain any required registrations, accreditations, permits and other licenses could adversely impact our ability to establish and operate our retail centers.
Moreover, each state defines the scope of practice of physicians and other healthcare professionals through legislation and through their respective boards of medicine and we will need to comply with laws related to the physician supervision of services and scope of practice requirements. Activities that qualify as professional misconduct under state law may subject our personnel to sanctions, or may even result in loss of their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physicians and retail centers to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare and other laws and regulations that evolve rapidly.
We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including personal health information, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
In order to provide our services and solutions, we routinely receive, process, transmit and store personally identifiable information, or PII, including personal health information, of individuals, as well as other financial, confidential and proprietary information belonging to our patients and third parties from which we obtain information. The receipt, maintenance, protection, use, transmission, disclosure and disposal of this information is regulated at the federal and state levels and we also have obligations with respect to this information pursuant to our contractual requirements with customers. These laws, rules and requirements are subject to frequent change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations.
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
Numerous other federal and state laws may apply that restrict the use and protect the privacy and security of PII, including health information. These include state medical privacy laws, state social security number protection laws, state breach notification laws, and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies.
Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third party service providers, could have a material adverse effect on our reputation and business, including, among other consequences, mandatory disclosure to the media, loss of existing or new patients, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, any of which could have a material adverse effect on our business, results of operations, and financial condition.
Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act, which will go into effect January 1, 2020, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, including health data, along with increased patient demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.
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
As of June 30, 2019, we held 21 issued U.S. patents and had 25 pending U.S. patent applications, as well as 31 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 55 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2036, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of June 30, 2019, we held two registered U.S. trademarks and 35 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and 6 pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect the Obalon Balloon System or any other products;

•	any of our pending patent applications will issue as patents;

•	we will be able to successfully commercialize our Obalon Balloon System before our relevant patents expire;

•	we were the first to make the inventions shown in each of our patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe our patents;

•	any of our patents will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or products that are separately patentable; or

•	that our commercial activities or products will not infringe the patents of others.
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
We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. For example, each of our patents and patent applications names one or more inventors having past or present affiliations with other institutions, and any of these institutions may assert an ownership claim. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
From time to time, third parties, including our competitors as well as other industry participants and/or non-practicing entities, may allege that the Obalon Balloon System or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, during 2017, we settled intellectual property infringement claims made by two separate third parties. We believed the claims in both instances were meritless but settled the matters for a nominal cash payment and aggregate stock issuances of 175,000 shares, in exchange for which we received a general release of all claims. Additionally, we have received and may from time to time in the ordinary course of business continue to receive, letters from third parties advising us of third-party patents that may relate to our business. The letters typically do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe the patent rights of such third parties. If we decide not to seek a license or do not otherwise obtain a license to such third-party patents, there can be no assurance that we will not become subject to infringement claims or will not be forced to initiate legal proceedings in order to dispose of such actual or potential infringement claims or to seek to invalidate the claims of such third-party patents.
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and can have an uncertain outcome. Any claim relating to intellectual property infringement that is successfully asserted against us may require us to pay substantial damages, including treble damages and attorney fees if we are found to be willfully infringing another party’s patents, for past use of the asserted intellectual property and royalties and other consideration going forward if we determine it necessary or are required to take a license. In addition, if any such claim were successfully asserted against us and we could not obtain such a license, an injunction may force us to stop or delay developing, manufacturing, selling or otherwise commercializing the Obalon Balloon System or our other products.
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
The U.S. Patent and Trademark Office, or US PTO, and various international, foreign governmental and foreign regional patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the US PTO and foreign patent agencies over the lifetime of the patent. There are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.
We may be involved in legal proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming, and unsuccessful.
Competitors may infringe our patents, trademarks or other intellectual property rights. Our ability to enforce our intellectual property rights depends on our ability to identify infringement. It may be difficult to identify infringers who do not advertise the components of their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product.
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
If we initiated legal proceedings against a third party to enforce one of our patents, the defendant could counterclaim that the patent is invalid and/or unenforceable. Even if legal proceedings were not initiated, if we threatened a third party with a patent infringement lawsuit, the third party preemptively may sue us in a declaratory judgment action and seek to have our patent declared invalid or not infringed. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our products or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products. Such a loss of patent protection would have a material adverse impact on our business. An adverse result in any legal proceeding could put one or more of our patents at risk of being invalidated, found unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing.
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
The United States has enacted and is implementing the America Invents Act of 2011, a wide-ranging patent reform legislation. Further, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the US PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents or future patents.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The public trading price for our common stock is affected by a number of factors, including:

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;

•	quarterly variations in our or our competitors’ results of operations, particularly in light of the current transition in our commercialization efforts;

•	the results of our clinical trials;

•	unanticipated or serious safety concerns related to the use of any of our products or competitive liquid-filled intragastric balloon products;

•	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;

•	regulatory or legal developments in the United States and other countries;

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our business;

•	changes in the structure of healthcare payment systems;

•	our commencement of, or involvement in, litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	negative publicity, such as whistleblower complaints, about us or our products;

•	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation;

•	ability to meet and maintain NASDAQ minimum listing requirements; and

•	developments in our industry.
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
If we fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
On May 15, 2019, we received a written notification from Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, which reported our stockholders’ equity as $6,518,000, which is below the minimum of $10,000,000 in stockholders’ equity required for continued listing. In accordance with such notice, we submitted our plan to regain compliance with the minimum stockholders’ equity requirement to Nasdaq on June 28, 2019. On July 10, 2019, the Staff notified us that it has determined to grant us an extension until November 11, 2019 to regain compliance. Under the terms of the extension, we must regain compliance with the minimum stockholders’ equity requirement no later than November 11, 2019, provide to the Staff a publicly available report that evidences such compliance and otherwise comply with conditions included in the extension notice. If we fail to evidence compliance upon filing such a periodic report with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy the terms of the extension, the Staff will provide written notification to us that our securities will be delisted. At that time, we may appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that, if we do appeal Nasdaq’s determination to the hearing panel, that such appeal would be successful. If unsuccessful, our shares will be delisted. Alternatively, we may apply to transfer from the Nasdaq Global Market to the Nasdaq Capital Market if we satisfy all of the Nasdaq Capital Market’s listing requirements.
On May 16, 2019, the Company received a second written notification from Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that we are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under the Nasdaq Listing Rules, we have a period of 180 calendar days from the date of this second notice, or until November 12, 2019, to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days. In an effort to satisfy this requirement, we included, and our stockholders approved, a proposal in the proxy statement relating to our 2019 annual meeting of stockholders that will allow our board of directors to implement a reverse stock split at a ratio within the range of 1-for-5 to 1-for-20. If we nonetheless do not regain compliance before November 12, 2019, we may be eligible for a second 180 calendar day period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the minimum closing bid price requirement, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period or Nasdaq staff concludes that we will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to us that our common stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance that Nasdaq would grant our request for continued listing. In the event that our common stock is delisted from the Nasdaq Global Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.
If securities or industry analysts do not publish research or reports about our business, publish negative reports about our business, or publish financial projections that we are unable to achieve, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors, and their projections of our financial results. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares, change their opinion of our shares, change their financial projections, publish negative information about us or if we are unable to achieve their financial projections for us, our share price would likely decline. Several analysts that previously provided coverage of us have ceased to do so or have failed to regularly publish reports on us. If one or more of the remaining analysts cease coverage of our company or fails to regularly publish reports on us, our visibility in the financial markets could decline even further, which could cause our share price or trading volume to decline. In addition, analysts may publish negative opinions concerning our company, business strategy or accounting policies, which could negatively impact our share price.
Future sales and issuances of our common stock or other securities may result in significant dilution and could cause the price of our common stock to decline.
We will need additional capital in the future to continue our planned operations. Our alternative financing arrangements include an “at-the-market” offering program and the Lincoln Park Purchase Agreement. Upon execution of the Lincoln Park Purchase Agreement, we issued 228,180 commitment shares to Lincoln Park as a fee for its commitment to purchase shares of our common stock. The remaining shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period that commenced in February 2019. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. To raise capital, we may utilize our alternative financing arrangements, sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, the anticipation of such sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
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
We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock.
We are an emerging growth company, and intend to take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
As of June 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 33% of our outstanding capital stock. This group of stockholders will likely have the ability to effectively control us through this ownership position. These stockholders may be able to significantly influence the outcome of any matter requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are subject to securities class action litigation.
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. We believe the complaint is without merit, and on December 4, 2018, we moved to dismiss the amended complaint. The court has scheduled a hearing for August 1, 2019 on the motion to dismiss.
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
Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our restated certificate of incorporation or our restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine. Notwithstanding the foregoing, this provision will not apply to any claims arising under the Securities Act or the Exchange Act, or any claim in which exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our restated certificate of incorporation. This choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
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
None.

Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation	S-1/A	333-213551	9/26/2016
3.2	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-37897	6/14/2018
3.3	Amended and Restated Bylaws	S-1/A	333-213551	9/26/2016
10.1	Consulting Agreement dated May 20, 2019 between the Company and Kelly Huang.				X
10.2	Offer Letter dated May 26, 2019 between the Company and Robert MacDonald.				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

OBALON THERAPEUTICS, INC.

Date: July 24, 2019	by:	/s/ William Plovanic
William Plovanic
President & Chief Financial Officer