Form 10-Q
period 2019-09-30
OBALON THERAPEUTICS INC
filed 2019-11-08
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Total shares of common stock outstanding as of the close of business on November 6, 2019 was 7,694,576.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,380	$21,187
Short-term investments	—	2,548
Accounts receivable, net of allowance of $508 and $665, respectively	238	870
Inventory	2,048	1,580
Other current assets	683	2,462
Total current assets	22,349	28,647
Property and equipment, net	1,117	1,739
Lease right-of-use assets	1,191	—
Total assets	$24,657	$30,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$732	$1,159
Accrued compensation	724	3,805
Deferred revenue	283	352
Other current liabilities	1,609	1,985
Current portion of lease liabilities	557	—
Current portion of long-term loan	—	9,930
Total current liabilities	3,905	17,231
Lease liabilities long-term	687	—
Other long-term liabilities	—	48
Total long-term liabilities	687	48
Total liabilities	4,592	17,279
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 7,724,100 and 2,351,333 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	8	2
Additional paid-in capital	187,574	161,859
Accumulated deficit	(167,517)	(148,754)
Total stockholders’ equity	20,065	13,107
Total liabilities and stockholders’ equity	$24,657	$30,386

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue	$333	$2,987	$2,494	$7,065
Cost of revenue	412	1,418	2,323	3,919
Gross (deficit) profit	(79)	1,569	171	3,146
Operating expenses:
Research and development	1,174	2,368	5,401	8,359
Selling, general and administrative	2,489	5,836	13,025	23,092
Total operating expenses	3,663	8,204	18,426	31,451
Loss from operations	(3,742)	(6,635)	(18,255)	(28,305)
Interest income (expense), net	37	(70)	(448)	(164)
Other expense, net	(1)	(40)	(60)	(155)
Net loss	(3,706)	(6,745)	(18,763)	(28,624)
Other comprehensive income (loss)	—	(3)	—	3
Net loss and comprehensive loss	$(3,706)	$(6,748)	$(18,763)	$(28,621)
Net loss per share, basic and diluted	$(0.61)	$(3.47)	$(5.07)	$(16.05)
Weighted-average common shares outstanding, basic and diluted	6,061,248	1,945,864	3,700,538	1,783,793

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
	(Unaudited)
Balance at December 31, 2018	2,351,333	$2	$161,859	$(148,754)	$13,107
Stock-based compensation	—	—	1,105	—	1,105
Issuance of common stock for cash upon exercise of stock options	119	—	1	—	1
Vesting of early exercised stock options	—	—	14	—	14
Issuance of common stock, net of issuance costs	75,551	1	580	—	581
Cancellation of restricted stock awards	(2,051)	—	—	—	—
Net loss	—	—	—	(8,290)	(8,290)
Balance at March 31, 2019	2,424,952	3	163,559	(157,044)	6,518
Stock-based compensation	—	—	536	—	536
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	—
Vesting of early exercised stock options	—	—	15	—	15
Issuance of common stock, net of issuance costs	1,158,187	1	8,073	—	8,074
Cancellation of restricted stock awards	(24,859)	—	—	—	—
Net loss	—	—	—	(6,767)	(6,767)
Balance at June 30, 2019	3,558,280	$4	$172,183	$(163,811)	$8,376
Stock-based compensation	—	—	659		659
Costs associated with issuance of common stock	—	—	(7)	—	(7)
Vesting of early exercised stock options	—	—	14	—	14
Issuance of common stock and warrants, net of issuance costs	2,427,500	2	14,716		14,718
Exercise of warrants for the purchase of common stock	1,735,000	2			2
Issuance of round up common stock for reverse stock split	3,320	—	9		9
Net loss	—	—	—	(3,706)	(3,706)
Balance at September 30, 2019	7,724,100	$8	$187,574	$(167,517)	$20,065

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
	(unaudited)
Balance at December 31, 2017	1,750,061	$2	$146,490	$(5)	$(111,374)	$35,113
Stock-based compensation	—	—	1,389	—	—	1,389
Issuance of common stock for cash upon exercise of stock options	2,068	—	28	—	—	28
Vesting of early exercised stock options	—	—	14	—	—	14
Issuance of restricted stock awards, net of cancellations	7,500	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	6	—	6
Net loss	—	—	—	—	(12,126)	(12,126)
Balance at March 31, 2018	1,759,629	2	147,921	1	(123,500)	24,424
Stock-based compensation	—	—	1,214	—	—	1,214
Issuance of common stock for cash upon exercise of stock options	223	—	3	—	—	3
Vesting of early exercised stock options	—	—	15	—	—	15
Issuance of common stock under ESPP	4,526	—	148	—	—	148
Issuance of restricted stock awards, net of cancellations	21,495	—	—	—	—	—
Net loss	—	—	—	—	(9,753)	(9,753)
Balance at June 30, 2018	1,785,873	$2	$149,301	$1	$(133,253)	$16,051
Stock-based compensation		—	1,007	—	—	1,007
Issuance of common stock for cash upon exercise of stock options	310	—	7	—	—	7
Vesting of early exercised stock options	—	—	14	—	—	14
Issuance of common stock, net of issuance costs	549,451	5	9,817	—	—	9,822
Cancellation of restricted stock awards	(7,600)	—	—	—	—	0
Unrealized gain on short-term investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(6,745)	(6,745)
Balance at September 30, 2018	2,328,034	$7	$160,146	$(2)	$(139,998)	$20,153

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Operating activities:
Net loss	$(18,763)	$(28,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	361	428
Stock-based compensation	2,300	3,610
Loss on disposal of fixed assets	128	107
Amortization of right-of-use asset	301	—
Accretion of investment discount, net	(2)	(20)
Amortization of debt discount	70	29
Change in operating assets and liabilities:
Accounts receivable, net	632	1,448
Inventory	(117)	(537)
Other current assets	1,604	805
Accounts payable	(724)	135
Accrued compensation	(3,097)	(1,823)
Deferred revenue	(69)	(209)
Lease liabilities, net	(248)	—
Other current and long-term liabilities	(363)	634
Net cash used in operating activities	(17,987)	(24,017)
Investing activities:
Purchases of short-term investments	—	(9,103)
Maturities of short-term investments	2,550	24,302
Purchases of property and equipment	(44)	(867)
Net cash provided by investing activities	2,506	14,332
Financing activities:
Proceeds from long-term loan	10,000	—
Payment on long-term loan	(20,000)	—
Proceeds from issuance of common stock and warrants, net of paid issuance costs	15,014	—
Proceeds from issuance of common stock, net of issuance costs	8,659	9,973
Proceeds from stock issued under employee stock purchase plan	—	148
Proceeds from sale of common stock upon exercise of stock options	1	38
Fees paid in connection with loan amendment	—	(30)
Net cash provided by financing activities	13,674	10,129
Net (decrease) increase in cash and cash equivalents	(1,807)	444
Cash and cash equivalents at beginning of period	21,187	21,108
Cash and cash equivalents at end of period	$19,380	$21,552
Supplemental cash flow information:
Interest paid	$700	$473
Unpaid issuance costs	$295	$160
Property and equipment in accounts payable	$—	$106

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the Company's accounts and accounts of its wholly-owned subsidiaries. The Company also consolidates variable interest entities (“VIE”) for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entities” for further details. All intercompany transactions and balances have been eliminated in consolidation.
The Company’s principal operations are located in Carlsbad, California, and it operates in one business segment.

Reverse Stock Split
On July 24, 2019, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-ten reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect this reverse stock split for all periods presented. The number of authorized shares of common stock will not be changed by virtue of the reverse stock split and will remain at 100.0 million shares.
Liquidity
As of September 30, 2019, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $0.3 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $7.1 million for the nine months ended September 30, 2019 and 2018, respectively. However, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of September 30, 2019, its accumulated deficit was $167.5 million. Since inception, the Company has financed its operations primarily through private placements of preferred securities, the sale of common stock through its initial public offering (IPO), and a subsequent public and private placements, and, to a lesser extent, debt financing arrangements.

In August 2019, the Company issued and sold an aggregate of (i) 2,427,500 shares of its common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock, (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock, for net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of September 30, 2019, the Company had cash and cash equivalents of $19.4 million. Additionally, during the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and during the third quarter of 2019, the Company paid down the remaining $5.0 million of principal balance due under the loan and security agreement with Pacific Western Bank, thereby removing the risks and restrictions of carrying long-term debt. See Note 8 for further detail regarding the equity financing transactions.
In an effort to address the Company's liquidity concerns, and pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses, on April 2, 2019, the Company commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of the Company's workforce, that their employment would be terminated. This restructuring included the elimination of the Company's field sales force and a transition to more centralized customer support and marketing program strategy. Going forward, rather than focusing on selling to physicians, the Company intends to focus its commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail treatment centers.
The consolidated financial statements as of and for the nine months ended September 30, 2019 have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on the Company's cash balances and recurring losses since inception, there is substantial doubt about its ability to continue as a going concern and if the Company is not able to continue to raise sufficient capital, it will not be able to support ongoing operations.
2. Summary of Significant Accounting Policies

Except for the operating lease policy described below, there were no significant changes to the accounting policies during the nine months ended September 30, 2019, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
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
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, the Company applies a qualitative approach that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. The Company continuously assesses whether it is the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2019 and its condensed consolidated results of operations for the three and nine months ended

September 30, 2019 and 2018, statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of revenue and accounts receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2019	2018	2019	2018
Customer A	—%	39.4%	23.6%	45.4%
Customer B	25.1%	0.5%	4.3%	0.8%
Customer C	22.4%	4.7%	21.4%	3.9%
Customer D	11.4%	—%	2.0%	0.2%

Accounts Receivable	September 30, 2019	December 31, 2018
Customer B	21.2%	0.9%
Customer D	10.8%	1.5%

The Company's largest customer for the nine months ended September 30, 2019 and the largest customer for the three and nine months ended September 30, 2018 was its Middle East distributor. There were no other international sales aside for the nine months ended September 30, 2019, aside from sales to this distributor during the three months ended March 31, 2019.
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
Recently Issued Accounting Pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance will be effective for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating this guidance to determine the impact, if any, it may have on its condensed consolidated financial statements.

3. Fair Value Measurements
Instruments Recorded at Fair Value on a Recurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$19,380	$19,380	$—	$—
Total assets	$19,380	$19,380	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$21,187	$21,187
Short-term investments:
U.S. Treasury bonds	2,548	2,548	$—	$—
Total assets	$23,735	$23,735	$—	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2019 and December 31, 2018.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of the Company's short-term loan as of December 31, 2018 is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company's short-term loan approximates the current fair value as the interest rate and other terms are that which are currently available to the Company.

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,706)	$(6,745)	$(18,763)	$(28,624)
Weighted-average common shares outstanding, basic and diluted	6,061,248	1,945,864	3,700,538	1,783,793
Net loss per share, basic and diluted	$(0.61)	$(3.47)	$(5.07)	$(16.05)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options to purchase common stock	8	25,968	5,328	42,473
Total	8	25,968	5,328	42,473

5. Balance Sheet Details

Inventory consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,885	$1,090
Work in process	78	288
Finished goods	85	202
Total	$2,048	$1,580

Other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$656	$2,329
Interest receivable	—	12
Other assets	27	121
Total	683	$2,462

Property and equipment, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer hardware	$259	$410
Computer software	291	274
Leasehold improvements	422	405
Furniture and fixtures	179	178
Scientific equipment	1,993	1,921
Construction in progress, or CIP	180	530
	3,324	3,718
Less: accumulated depreciation	(2,207)	(1,979)
Total	$1,117	$1,739

Depreciation expense was $0.1 million for each of the three months ended September 30, 2019 and 2018, respectively, and $0.4 million for both the nine months ended September 30, 2019 and 2018.
Other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued legal and professional fees	$637	$624
Accrued customer incentives	178	467
Accrued sales and other taxes	118	132
Other accrued expenses	676	762
Total	$1,609	$1,985

6. Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Pacific Western Bank (successor-in-interest to Square 1 Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.

In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, the Company drew down on the remaining $10.0 million tranche. During the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the Loan Agreement. During the third quarter of 2019, the Company paid down the remaining $5.0 million of principal balance due under the term loan, thereby removing the risks and restrictions of carrying long-term debt. As of September 30, 2019, the Company had no outstanding borrowings under the Loan Agreement.

The debt that was repaid in the third quarter of 2019 had a variable annual interest rate equal to the greater of the prime rate plus 1.5% per annum, or 5%, and would have matured in July 2022. While the debt was outstanding in 2019, the prime rate was 5.5%, resulting in an interest rate on the debt of 7.0% at the time that the Company paid down the remaining debt. The Loan Amendment provided for an interest-only period through July 9, 2019 followed by 36 equal monthly installments of principal and interest with the first principal payment due on August 9, 2019. Under the terms of the Loan Agreement, the Company could prepay the debt in full at any time with no additional cost, which occurred in August 2019.
Upon repayment of the outstanding debt in full, the Loan Agreement was terminated and the Company is no longer subject to the covenants and restrictions set forth in the Loan Agreement.

The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreement held with Pacific Western Bank were amortized to interest expense during the third quarter of 2019. As of September 30, 2019, there were no unamortized debt issuance costs due to the $15.0 million and $5.0 million payments on the Company's term loan in the second and third quarters of 2019, respectively.

7. Stock-Based Compensation

Equity Incentive Plan
As of September 30, 2019, 78,771 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.

The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$5	$28	$(21)	$68
Research and development	158	307	568	859
Selling, general and administrative	496	672	1,753	2,683
Total	$659	$1,007	$2,300	$3,610

Unrecognized stock-based compensation expense at September 30, 2019 was approximately $2.2 million, which is expected to be recognized over a weighted-average term of 2.25 years.

Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2019 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	336,008	$58.29
Options granted	159,765	17.16
Options exercised	(118)	8.72
Options canceled	(50,621)	45.45
Outstanding at September 30, 2019	445,034	$45.00	6.55	$—
Vested and expected to vest at September 30, 2019	409,978	$46.33	6.52	$—
Vested and exercisable at September 30, 2019	254,911	$52.52	6.29	$—

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2019:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2018	61,198	$58.85
Awards granted	—	—
Awards released	(4,750)	71.50
Awards canceled	(26,924)	77.70
Outstanding at September 30, 2019	29,524	$39.64

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2019:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	—	$—
Awards granted	55,574	11.70
Awards released	—	—
Awards canceled	—	—
Outstanding at September 30, 2019	55,574	$11.70	$108
Vested and expected to vest at September 30, 2019	49,114	$11.87	$95

8. Stockholder's Equity

Public Offering and related warrants

On August 1, 2019, the Company entered into an underwriting agreement with A/G.P./Alliance Global Partners, as underwriter, in connection with a public offering of the Company's securities, pursuant to which the Company issued and sold (i) 2,427,500 shares of common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock (“Pre-funded Warrants”), (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) (“Purchase Warrants”) and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock (“Representative Warrant”). The offering was made pursuant to a registration statement on Form S-1. The offering closed on August 6, 2019 resulting in net proceeds of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The shares of common stock and accompanying Purchase Warrants were sold at a public offering price of $4.00 per share, the Pre-funded Warrants and accompanying Purchase Warrants were sold at a public offering of $3.999. The Purchase Warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the Representative Warrant has an exercise price of $5.00, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The Representative Warrant is exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrants have been exercised as of September 30, 2019. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

Securities Purchase Agreement

On May 23, 2019, the Company entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 500,000 shares of the Company's common stock, par value $0.001 per share, at a purchase price of $6.00 per share. The closing of the sale of the shares under the Securities Purchase Agreement occurred on May 28, 2019. The Company incurred $0.4 million of legal, accounting and other professional fees related to the Securities Purchase Agreement. The aggregate gross proceeds for the sale of the shares was $3.0 million.

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

The Company incurred $0.2 million of legal, accounting and other professional fees related to the Equity Distribution Agreement. These amounts are included as deferred charges within other current assets on the Company's condensed consolidated balance sheet as of September 30, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Equity Distribution Agreement. As of September 30, 2019, the Company has sold 377,615 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.

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

Under the Lincoln Park Purchase Agreement, and excluding the impact of any adjustments resulting form the Company's reverse stock split, on any business day selected by the Company on which the closing price of its common stock is not less than $0.50 per share (subject to standard anti-dilution adjustments), the Company may direct Lincoln Park to purchase up to 50,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the common stock is not below $2.00 on the purchase date (subject to standard anti-dilution adjustments) (ii) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date (subject to standard anti-dilution adjustments) and (iii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $4.00 on the purchase date (subject to standard anti-dilution adjustments). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of the Company's common stock immediately preceding the time of sale without any fixed discount. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Lincoln Park Purchase Agreement.

Depending on the prevailing market price of our common stock, the Company may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, under the rules of the Nasdaq Capital Market, in no event may the Company issue more than 19.99% of its shares outstanding (which is approximately 465,470 shares based on 2,328,512 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless the Company obtains stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than the specified minimum amount set forth in the Lincoln Park Purchase Agreement. The Company is not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach the its obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of the Company's common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of the Company's common stock. The Company's inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on its business.

The Company incurred $0.8 million of commitment shares issued, legal, accounting, registration and other professional fees related to the Lincoln Park Purchase Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of September 30, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Lincoln Park Purchase Agreement. As of September 30, 2019, the Company has sold

356,122 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million. No future issuances are anticipated under this agreement.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of September 30, 2019:

Stock options issued and outstanding	445,034
Restricted stock units issued and outstanding	55,574
Warrants for the purchase of common stock	3,271,875
Authorized for future option and ongoing vesting of award grants	78,771
Authorized for future issuance under ESPP	74,520
Total	3,925,774

9. Income Taxes
For the three and nine months September 30, 2019 and 2018, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
Operating Leases
The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2021 and 2022. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the three and nine months ended September 30, 2019 were immaterial.

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

The Company’s ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease or the ASC 842 adoption date, whichever is later, based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments, or 7.0%, as of the adoption date. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date or adoption date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Future minimum annual lease payments under such leases are as follows as of September 30, 2019 (in thousands):

Undiscounted lease payments:
Remainder of 2019	$137
2020	569
2021	533
2022	117
Total undiscounted lease payments	1,356
Less: imputed interest	(112)
Lease liability	1,244
Less: current portion of lease liability	(557)
Lease liability, less current portion	$687

As of September 30, 2019, the Company’s remaining lease terms range from 1.9 to 2.5 years. Rent expense totaled $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company paid $0.1 million and $0.2 million of cash payments related to its operating lease agreement for the three and nine months ended September 30, 2019, respectively.

The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Pursuant to the Company's supplier agreement entered into in December 2018, the Company is obligated to purchase certain minimum quantities. These costs scale up as the Company's projected manufacturing volume increases. Under the terms of the agreement, the Company can reduce the forecasted minimum quantities and is required to incur a holding fee for items manufactured by the supplier. This represents the one year minimum commitment of approximately $1.5 million as of September 30, 2019.

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of September 30, 2019, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

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

On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. The Company believes the remaining claims in the complaint are without merit and intends to defend vigorously against them.

11. Variable Interest Entity

In conjunction with the Company’s strategic focus to open weight loss treatment centers to provide medical services to patients who wish to lose weight through the Obalon balloon system, the Company entered into a consulting agreement with a lead doctor to open the first treatment center and oversee the treatment center’s activities. The treatment center was opened in September 2019 as a professional corporation (“PC”) in the State of California and, as a result of state regulatory requirements, may not be owned by a corporation. The Company will fully fund all the activities of the treatment center and no financial contribution will be made by the lead doctor. In addition, the Company is authorized and expected to provide daily oversight of the activities of the center, with the exception of directly providing medical services.
As the PC’s equity investment at risk is not sufficient to permit the entity to finance its activities without subordinated financial support, the PC is considered a variable interest entity. Although the Company does not own any equity interest in the PC, the Company holds the controlling financial interest as the sold funding source for the entity and through the ability to provide daily oversight. Therefore, the Company was determined to be the primary beneficiary of the PC and consolidated the PC’s balances and activity within its condensed consolidated financial statements.

For the three months ended September 30, 2019, the PC recognized an immaterial amount of deferred revenue associated with prepaid services at the treatment center, which is fully presented in the condensed consolidated balance sheet of the Company at September 30, 2019.

12. Restructuring Charges
2019 Restructuring Activities
In the second quarter of 2019, the Company recorded restructuring charges of $1.1 million, which are comprised of the following components (in thousands):

Nine Months Ended September 30,
2019
Employee separation costs	$1,008
Asset disposals	91
Total	$1,099
In April 2019, the Company notified approximately 49 employees whose employment will be terminated, or approximately 50% of its workforce, with the intent to refocus activities, streamline operations and make more efficient use of cash. As a result of the workforce reduction, the Company recorded a restructuring charge in April 2019 for termination benefits of $0.5 million which has been paid as of September 30, 2019. Additionally, as a result of the workforce reduction, the Company recognized a reversal of stock-based compensation expense of $0.8 million in April of 2019 and a $0.1 million restructuring charge in connection with the disposal of assets related to the terminated employees.
In May and June 2019, the Company accepted the voluntary resignations of its President and Chief Executive Officer and its Vice President of Research and Development. As part of the resignations, each former officer entered into a consulting agreement for a term of 12 months, which allows for the continuous vesting of stock awards held over the consulting term and a monthly, fixed consulting fee. No severance amounts were granted. The Company recorded a restructuring charge in June 2019 for the full consulting benefits of $0.6 million and an immaterial amount of this charge has been paid as of September 30, 2019. Additionally, the Company recognized the full stock-based compensation expense of $0.7 million.
No further restructuring charges were recorded in the third quarter of 2019. For the nine months ended September 30, 2019, the following restructuring charges were included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

Nine Months Ended September 30,
2019
Cost of revenue	$53
Research and development	370
Selling, general and administrative	676
Total	$1,099

Activity and restructuring charge reserve balance as of September 30, 2019 were as follows:

Employee separation costs
Reserve balance at December 31, 2018	$—
2019:
Restructuring charges	1,105
Cash payments	(537)
Reserve balance at June 30, 2019	$568
Cash payments	(144)
Reserve balance at September 30, 2019	$424

13. Subsequent Event
On October 19, 2019, the Company’s Board of Directors approved the promotion of William Plovanic to Chief Executive Officer from his prior role of Chief Financial Officer.  Mr. Plovanic will retain the title of President and continue to serve as a Class II director on the Board. In addition, the Company promoted Nooshin Hussainy to Chief Financial Officer from her prior role of Vice President Finance and Controller.  Concurrent with these promotions, the Company's Board of Directors approved stock option awards covering 74,682 shares of common stock to certain of the Company's executive officers and employees.

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
The current generation of our Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Navigation System console, which is a combination of hardware and software used to track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas. Placement of a balloon typically occurs in less than 10 minutes and can be accomplished in an outpatient setting. Patients receive a total of three balloons over the course of eight to 12 weeks and all balloons are removed six months after the first balloon is placed.
The Obalon Balloon System has demonstrated progressive weight loss with durable results. In our SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the entire six-month balloon treatment period, and maintained, on average, 89.5% of the weight loss six months after balloon removal. In December 2018, we analyzed data from our commercial registry on more than 1,300 patients at 108 treatment sites. For those patients who received three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in 9.9% reduction in total body weight and a 3.5 point decrease in BMI compared to baseline values. Of note, the top quartile of those patients lost an average of 39 pounds, resulting in a 16.8% reduction in total body weight and a 6.2 point decrease in BMI compared to baseline values. Furthermore, in May 2019, additional data was presented, which included additional data analysis from our commercial registry of 1,411 total patients from 143 treatment sites in the United States. In this larger data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight. Weight loss in the first months of therapy was the largest predictor of success.
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
Historically we have sold our products directly to physicians, who would then sell weight loss treatment packages to their patients that included our balloon therapy, dietary counseling and balloon removal on a non-reimbursed, self-pay basis. Beginning in April 2019, we began to fundamentally change our commercialization efforts, and eliminated our direct sales force in connection with an overall workforce reduction in April 2019. Concurrent with our workforce reduction, we transitioned to a centralized customer support model through which we sell to existing physicians that are using our balloons or new physicians that contact us directly to acquire our system and balloons, and provide marketing and clinical support to those physicians. Marketing support may include media assets and media purchasing support and leads generated from our Find-A-Doc locator. In addition, rather than focusing on selling directly to physicians, we intend to establish company-owned or managed Obalon-branded retail treatment centers, the first of which began operations in late September 2019. Under this new model, we plan to either directly employ physicians or manage the practices where the treatments are prescribed by physicians, and we will be directly responsible for practice marketing and promotion efforts. We expect to provide the physician office support staff, equipment and services necessary for patients to receive the Obalon balloon therapy from licensed physicians. We began operating of our first Obalon-branded retail treatment center in September 2019. We are in the early stages of this transition and cannot predict whether it will be an effective means of selling the Obalon Balloon System. We believe this model will contribute to standardization of both quality of care and patient pricing and provide us greater operational and financial control of our business.
We intend to continue to drive patient awareness and interest in part through multiple efforts that may vary over time and may include digital, offline and social marketing. We estimate that there were more than 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018. We also estimate that visits to our website were 1.7 million in 2018 and searches of our website for physicians capable of placing our Obalon Balloon System were over 580,000 in 2018. We also generated over 71,000 patient leads to our physician partners in the United States during 2018. During the nine months ended September 30, 2019, we estimate there were approximately 9.3 million views of our digital advertisements, more than 3.3 million views of our digital videos, over 285,000 visits to our website, over 38,000 searches of our website for physicians capable of placing our Obalon Balloon System and generated approximately 21,000 patient leads to our physician partners in the United States. There was a significant reduction in spending for digital, offline and social marketing in the second quarter of 2019 due to the change in commercialization efforts. In the third quarter of 2019 we initiated digital marketing programs in support of the Obalon-branded retail treatment center, whixh we refer to as the Obalon Center for Weight Loss.
We generated total revenue of $0.3 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $7.1 million for the nine months ended September 30, 2019 and 2018, respectively. We have incurred significant losses in each period since our inception in 2008, with net losses of $3.7 million and $6.7 million during the three months ended September 30, 2019 and 2018, respectively, and $18.8 million and $28.6 million during the nine months ended September 30, 2019 and 2018, respectively. We have not been profitable since inception, and as of September 30, 2019, our accumulated deficit was $167.5 million. From inception through September 30, 2019, we have financed our operations primarily through private placements of our preferred stock, the sale of common stock in our IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements.
In August 2019, we issued and sold an aggregate of (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock ("Pre-funded Warrants"), (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) ("Purchase Warrants") and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock ("Representative Warrant") resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering was made pursuant to a registration statement on Form S-1. As of September 30, 2019, we had cash and cash equivalents of $19.4 million. During the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and during the third quarter of 2019, the Company paid down the remaining $5.0 million of principal balance due under the loan and security agreement with Pacific Western Bank, thereby removing the risks and restrictions of carrying long-term debt.
In an effort to address our liquidity concerns, on April 2, 2019, we commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of our workforce, that their employment would be terminated. This restructuring included the elimination of our field sales force and a transition to more centralized customer support and marketing program strategy. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail treatment centers.
Our consolidated financial statements as of and for the nine months ended September 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For the three and nine months ended September 30, 2019 and 2018, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States. For the nine months ended September 30, 2019, and the three and nine months ended September 30, 2018, revenue also reflects sales of our Obalon Balloon System to our Middle East distributor.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon Balloon System in the United States, which we anticipate to be our primary market. However, in the fourth quarter of 2019, we anticipate revenue from the discreet sale of product to an international distributor. In April 2019, we restructured operations and eliminated the field sales force, and transitioned to a centralized customer support model to support our physician customers. However, to date we have experienced limited penetration of the U.S. market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the Company-owned or managed retail treatment center model, our ability to develop the intragastric balloon market (which is currently small and immature), acceptance of our current Obalon Balloon System and its future iterations by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends. The amount of revenue and timing of revenue recognition may also be impacted by the customer incentive programs we decide to offer and the channels through which the revenue is derived.
In January 2017, we began offering a swallow guarantee program to our physician customers in the United States through which we may provide replacement balloons to physicians and institutions when patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. We defer revenue relating to this swallow guarantee program based on expected failure rate and then recognize the revenue when replacement balloons are provided. As a result of this program our financial results or gross profit may be adversely impacted.
Cost of revenue and gross margin
Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. We expect cost of revenue to increase at a higher rate with U.S. commercialization of the Obalon Navigation System due to higher costs associated with capital equipment, including the Obalon Navigation System Console and Obalon Touch Inflation Dispenser, and inefficiencies associated with manufacturing scale up for our new Obalon Navigation balloon and related components. Longer term, we expect cost of revenue to increase in absolute dollars to the extent our revenue grows but decrease as a percentage of revenue over time as the fixed portion of our overhead costs is allocated over a greater number of units produced.
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, geographic mix, product mix, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect our gross margin to increase over the long term as our production volume increases, and as we allocate the fixed portion of our manufacturing overhead costs over a larger number of units produced, thereby reducing our per unit manufacturing costs. We intend to use our design, engineering and manufacturing capabilities to further advance and improve the efficiency of our manufacturing processes, which we believe will reduce costs per unit and increase our gross margin. While we expect gross margin to increase over the long term, it will likely fluctuate from quarter to quarter as we adopt new manufacturing processes and technologies, continue to introduce new products, expand manufacturing capacity when required, discontinue obsolete products and enter international markets. We have experienced challenges in our ability to produce finished goods and we may not be able to meet commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon Balloon System including the Obalon Navigation System and Obalon Navigation balloon.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. SG&A expenses decreased in the third quarter of 2019 due to overall headcount reductions and elimination of significant one-time charges executed in the second quarter of 2019, but could increase in absolute dollars in subsequent quarters. SG&A expenses are expected to vary as a percentage of total revenue for the foreseeable future.
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$333	$2,987	$2,494	$7,065
Cost of revenue	412	1,418	2,323	3,919
Gross (deficit) profit	(79)	1,569	171	3,146
Operating expenses:
Research and development	1,174	2,368	5,401	8,359
Selling, general and administrative	2,489	5,836	13,025	23,092
Total operating expenses	3,663	8,204	18,426	31,451
Loss from operations	(3,742)	(6,635)	(18,255)	(28,305)
Interest income (expense), net	37	(70)	(448)	(164)
Other expense, net	(1)	(40)	(60)	(155)
Net loss	(3,706)	(6,745)	(18,763)	(28,624)
Other comprehensive income (loss)	—	(3)	—	3
Net loss and comprehensive loss	$(3,706)	$(6,748)	$(18,763)	$(28,621)
Comparison of three months ended September 30, 2019 and 2018
Revenue.    Revenue decreased $2.7 million to $0.3 million during the three months ended September 30, 2019, compared to $3.0 million during the three months ended September 30, 2018. The revenue decrease was primarily due to a decrease of $1.2 million in sales to our Middle East distributor and a decrease of $1.5 million in U.S. sales, due to the decrease in total balloon units sold worldwide. The decrease in U.S. sales was largely attributable to the elimination of our direct field sales force in the second quarter of 2019 and our transition to a centralized customer support model.
Cost of revenue and gross profit.    Cost of revenue decreased $1.0 million to $0.4 million during the three months ended September 30, 2019, compared to $1.4 million during the three months ended September 30, 2018. This was primarily attributable to the decrease in revenue compared to the prior year period. Gross deficit increased $1.6 million to $0.1 million during the three months ended September 30, 2019, compared to a gross profit of $1.5 million during the three months ended September 30, 2018. The increase in gross deficit was primarily attributable to the decrease in revenue compared to the prior year period, coupled with continued fixed operational expenses, such as indirect charges and facilities.

Research and development expenses.    R&D expenses decreased $1.2 million to $1.2 million during the three months ended September 30, 2019, compared to $2.4 million during the three months ended September 30, 2018. This decrease was due primarily to decreases in payroll related expenses of $0.8 million, supplies expense of $0.2 million and stock-based compensation expense of $0.2 million resulting from a reduction in headcount associated with internal restructuring activities initiated in the second quarter and completed in the third quarter of 2019.
Selling, general and administrative expenses.    SG&A expenses decreased $3.3 million to $2.5 million during the three months ended September 30, 2019, compared to $5.8 million during the three months ended September 30, 2018. The decrease from the prior period was primarily driven by a decrease of $1.8 million in payroll related expenses, travel expenses and stock-based compensation expense resulting from a reduction in headcount, a decrease of $1.2 million in spending on marketing and advertising programs and a decrease of $0.3 million in sales commissions.
Interest income (expense), net.    Interest income, net changed from $70,000 of interest expense, net during the three months ended September 30, 2018, to $37,000 of interest income, net during the three months ended September 30, 2019. The change was attributable to our repayment of $5.0 million in long term debt under our loan and security agreement with Pacific Western Bank coupled with interest income earned on $14.7 million of net proceeds from equity financing during the three months ended September 30, 2019.
Comparison of nine months ended September 30, 2019 and 2018
Revenue.    Revenue decreased $4.6 million to $2.5 million during the nine months ended September 30, 2019, compared to $7.1 million during the nine months ended September 30, 2018. The revenue decrease was primarily due to a decrease of $2.6 million in sales to our Middle East distributor and a decrease of $2.0 million in U.S. sales, due to a decrease in total balloon units sold worldwide.
Cost of revenue and gross profit.    Cost of revenue decreased $1.6 million to $2.3 million during the nine months ended September 30, 2019, compared to $3.9 million during the nine months ended September 30, 2018. This was primarily attributable to a decrease in revenue compared to the prior year period. Gross profit decreased $3.0 million to $0.2 million during the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. Gross profit as a percentage of revenue decreased to 7% during the nine months ended September 30, 2019, compared to 44% during the nine months ended September 30, 2018. This was primarily attributable to the decrease in revenue compared to the prior year period, coupled with the inventory write down in connection with the discontinuance of the prior generation Obalon Balloon System and the continued fixed operational expenses, such as indirect charges and facilities.
Research and development expenses.    R&D expenses decreased $3.0 million to $5.4 million during the nine months ended September 30, 2019, compared to $8.4 million during the nine months ended September 30, 2018. This decrease was due primarily to decreases in payroll and travel related expenses of $1.7 million, supplies expense of $0.6 million, clinical trial expense of $0.4 million and stock-based compensation expense of $0.2 million. One-time restructuring charges of approximately $0.4 million reported in the second quarter are included in R&D expenses for the nine months ended September 30, 2019.
Selling, general and administrative expenses.    SG&A expenses decreased $10.1 million to $13.0 million during the nine months ended September 30, 2019, compared to $23.1 million during the nine months ended September 30, 2018. The change from the prior period was primarily driven by a decrease of $5.3 million in payroll related expenses, travel expenses and stock-based compensation expense due to a reduction in headcount, a decrease of $3.9 million in spending on marketing and advertising programs and a decrease of $0.8 million in sales commissions. One-time restructuring charges of approximately $0.7 million reported in the second quarter are included in SG&A expenses for the nine months ended September 30, 2019.
Interest expense, net.    Interest expense, net increased $0.3 million to $0.4 million during the nine months ended September 30, 2019, compared to $0.2 million during the nine months ended September 30, 2018. This increase was attributable to the $10.0 million draw down on the second tranche under our loan and security agreement with Pacific Western Bank for a total outstanding amount of $20.0 million in the first quarter of 2019, coupled with increase in the prime rate during the nine months ended September 30, 2019 compared to the prior year period. During the second and third quarters of 2019, we repaid the outstanding debt balance, thereby reducing overall interest expense. Interest income associated with $14.7 million in equity financing in August 2019 further reduced overall interest expense for the nine months ended September 30, 2019.
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash and cash equivalents of $19.4 million and an accumulated deficit of $167.5 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO and in subsequent public and private placements, and, to a lesser extent, the incurrence of debt.
In August 2019, we issued and sold an aggregate of (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock ("Pre-funded Warrants"), (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) ("Purchase Warrants") and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock ("Representative Warrant") resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering was made pursuant to a registration statement on Form S-1. During the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). During the third quarter of 2019, we paid the remaining $5.0 million of principal balance due under the loan and security agreement with Pacific Western Bank, thereby removing the risks and restrictions of carrying long-term debt.

Notwithstanding our recent financings, our current cash level raises substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations.

Public Offering
As noted above, on August 1, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of our securities, pursuant to which we issued and sold (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of our common stock ("Pre-funded Warrants"), (iii) accompanying warrants to purchase up to 3,234,375 shares of our common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) ("Purchase Warrants") and (iv) an additional warrant to the underwriters for the purchase of 37,500 shares of our common stock ("Representative Warrant") resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The shares of common stock and accompanying Purchase Warrants were sold at a public offering price of $4.00, and the Pre-funded Warrants and accompanying Purchase Warrants were sold at a public offering price of $3.999. The Purchase Warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the Representative Warrant has an exercise price of $5.00 per share, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The Representative Warrant is exercisable in February 2020 and expire on August 6, 2014. All of the Pre-funded warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrant have been exercised as of September 30, 2019.

Securities Purchase Agreement
On May 23, 2019, we entered into a Securities Purchase Agreement with certain investors for the sale of 500,000 shares of our common stock, par value $0.001 per share, at a purchase price of $6.00 per share. The closing of the sale of the shares under the Securities Purchase Agreement occurred on May 28, 2019. The aggregate gross proceeds for the sale of the shares was $3.0 million.
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
We will pay Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by us and indemnification obligations of us and Canaccord as well as certain termination rights for both us and Canaccord. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of our common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of September 30, 2019, the Company sold 377,615 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.
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
Under purchase agreement, and excluding the impact of any adjustments resulting from the Company’s reverse stock split, on any business day selected by us on which the closing price of our common stock is not less than $0.50 per share (subject to standard anti-dilution adjustments), we may direct Lincoln Park to purchase up to 50,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the common stock is not below $2.00 on the purchase date (subject to standard anti-dilution adjustments) (ii) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date (subject to standard anti-dilution adjustments) and (iii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $4.00 on the purchase date (subject to standard anti-dilution adjustments). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of our common stock immediately preceding the time of sale without any fixed discount. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.
Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, we cannot sell shares to Lincoln Park on any day in which the closing price of our common stock is below $0.50 per share. Our closing price has been below $0.50 per share for 11 of the last 30 trading days. Additionally, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding (which is approximately 465,470 shares based on 2,328,512 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than the specified minimum amount set forth in the Lincoln Park Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.
We issued to Lincoln Park 22,818 shares of common stock as commitment shares in consideration for entering into the purchase agreement. As of September 30, 2019, the Company has sold 356,122 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, we executed the fifth amendment to the loan and security agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to be used to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche of an additional $10.0 million which could be drawn at any time prior to July 9, 2019. During the first quarter of 2019, we drew down on the remaining $10.0 million tranche and in the second quarter of 2019, we repaid $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). In the third quarter of 2019, we paid the remaining $5.0 million of principal balance due under the loan and security agreement with Pacific Western Bank, removing the risks and restrictions of carrying long-term debt.

Additional Capital Requirements
We expect to incur substantial expenditures in the next twelve months to continue developing the immature intragastric balloon market, support the U.S. commercialization of our product and to support continued research and development. In particular, we expect our costs and expenses could increase in the future as we continue (i) U.S. commercialization of our product, including our efforts to expand the number of Obalon-branded retail treatment centers, incur costs associated with a centralized customer support strategy, and other efforts to develop the immature intragastric balloon market and (ii) research and development, including conducting clinical trials of our products in development. Additionally, we expect to continue to incur substantial costs as a result of operating as a public company. We believe there is substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations. The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.
In an effort to address these liquidity concerns, on April 2, 2019, we commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of our workforce, that their employment would be terminated. This restructuring included the elimination of our field sales force and a transition to a more centralized customer support model for our existing physician customers. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail treatment centers. We are in the early stages of this transition and cannot predict whether it will be an effective means of selling the Obalon Balloon System.
Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(17,987)	$(24,017)
Investing activities	2,506	14,332
Financing activities	13,674	10,129
Net (decrease) increase in cash and cash equivalents	$(1,807)	$444
Net cash used in operating activities
During the nine months ended September 30, 2019, net cash used in operating activities was $18.0 million, consisting primarily of a net loss of $18.8 million, a decrease in net operating assets of $2.4 million primarily related to a decrease in accrued compensation, partially offset by a decrease in other current assets. These items were partially offset by non-cash charges of $3.2 million, consisting primarily of stock-based compensation expense and depreciation expense.
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
Net cash provided by investing activities
During the nine months ended September 30, 2019, net cash provided by investing activities was $2.5 million, consisting primarily of maturities of short-term investments.

During the nine months ended September 30, 2018, net cash used in investing activities was $14.3 million, consisting primarily of maturities of short-term investments, slightly offset by purchases of short-term investments and capital expenditures.
Net cash provided by financing activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $13.7 million, consisting primarily of $23.7 million in proceeds from issuance of equity securities, net of issuance costs, the draw down on the second tranche under our loan and security agreement with Pacific Western Bank of $10.0 million, partially offset by the subsequent pay down on the loan with Pacific Western Bank of $20.0 million.
During the nine months ended September 30, 2018, net cash provided by financing activities was $10.1 million, consisting primarily of proceeds from issuance of common stock, net of issuance costs of $10.0 million and proceeds from purchases of common stock pursuant to the our Employee Stock Purchase Plan.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or unconsolidated variable interest entities.

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
Aside from newly implemented accounting policies relating to the implementation of ASC 842, under the heading “Leases,” and "Recently Adopted Accounting Pronouncements," and "Variable Interest Entities", as discussed in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements, there have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” and the recent adoption of the lease accounting guidance found in ASC 842, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 22, 2019.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer has concluded that as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. We believe the remaining claims in the complaint are without merit and intend to defend vigorously against them.

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
Historically we have sold our products directly to physicians, who then sold their patients treatment packages that include our balloon therapy, dietary counseling and removal on a non-reimbursed, self-pay basis. Beginning in April 2019, we eliminated approximately 50% of our workforce. As part of the workforce restructuring, we eliminated our field sales force and transitioned to a more centralized customer support model. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on the establishment and operation of company-owned or managed Obalon-branded retail treatment centers. In the third quarter of 2019, we opened our first Obalon-branded retail treatment center in California, engaged a medical director, hired non-medical staff to support operations and initiated digital marketing programs to drive patient interest. Under this model, subject to state law and any federal requirements, we plan to either directly employ the physicians or contract for their services, and we will be directly responsible for marketing and patient acquisition. We would also provide the facilities, staff, equipment and support services necessary for patients to receive Obalon balloon therapy. Our intent with this strategic shift is to standardize both quality of care and patient pricing, and provide us greater operational and financial control of our business. While we have historically provided marketing services intended to drive patients to physician offices, we have no prior experience marketing our products to drive patients to our own centers and we cannot assure you that this new strategic model will be successful.
Our ability to execute this strategy successfully is subject to numerous risks, including:

•	difficulty or inability to successfully engage physicians to provide medical services for Obalon-owned treatment centers in states that limit the corporate practice of medicine;

•	difficulty or inability to successfully recruit and retain qualified physicians and other employees for our Obalon-branded or managed retail treatment centers;

•	difficulty or inability to build brand awareness among patients for our products and therapy, or to convert brand awareness into patient visits to our centers;

•	difficulty or inability to convince patients of the benefits of treatment with our Obalon Balloon System;

•	difficulty or inability in identifying suitable properties for our centers and obtaining leases with acceptable terms;

•	timely securing, and for an acceptable cost, all applicable federal, state and local licenses, permits and regulatory approvals;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;

•	the possibility that execution of this strategy will require greater expenditures and investments than we have planned;

•	changes in federal, state and local law and regulations that adversely affect our ability to open our centers as well as how we conduct our business;

•	changes in economic and other conditions in geographic areas where we open an Obalon-branded retail treatment center that may impact patient demand to receive Obalon balloon therapy; and

•	unforeseen engineering or environmental problems with leased premises.
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
We recently initiated the transition of our commercialization efforts to focus on Obalon-branded or managed retail treatment centers. We have opened one such facility and expect that we will need significant additional capital to execute on this strategy. We may seek additional debt or equity financing in order to support our new operating plan. However, adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to take actions that could materially and adversely affect our business, including further reductions in our operations (including our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying the opening of any planned company-owned or managed Obalon-branded retail treatment center, delaying of our clinical trials or curtailing or ceasing operations and could result in us seeking bankruptcy protection. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause third parties including suppliers, customers, and employees to terminate their respective relationship with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

Our future capital requirements will depend on many factors, including:

•	the rate at which the currently small and immature intragastric balloon market develops;

•	the degree of success we experience in commercializing our Obalon Balloon System with both the centralized customer support model and Obalon-branded or managed retail treatment centers;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	costs associated with opening and operating company-owned or managed Obalon-branded retail treatment centers;

•	the costs and expenses of our U.S. sales and marketing infrastructure, operational expenses associated with Obalon-branded or managed retail treatment centers, and our manufacturing operations;

•	the revenue and gross profit generated by sales of our Obalon Balloon System, Obalon Navigation System, and any other products that may be approved in the United States;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of developing enhancements of our Obalon Balloon System and Obalon Navigation System and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon Balloon System and Obalon Navigation System are adopted by the physician community and patients;

•	the number and types of future generation products we develop and commercialize and their success and adoption in the marketplace;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations;

•	the extent and scope of our general and administrative expenses;

•	the legal costs associated with defending against shareholder litigation; and

•	the degree of success we experience in international sales of our Obalon Balloon System.
Additional financing may not be available on a timely basis on terms acceptable to us, or at all. We may raise funds in equity or debt financings or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of the company-owned or managed Obalon-branded retail treatment centers, negatively impact services associated with our centralized customer support model, delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
We have implemented alternative financing arrangements including an "at-the-market" offering program and a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Pursuant to the purchase agreement with Lincoln Park, or the Lincoln Park Purchase Agreement, Lincoln Park has committed to purchase up to $20.0 million of our common stock from time to time over a 36-month period that commenced on February 13, 2019. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. Per terms of the agreement, we are not able to sell shares to Lincoln Park under the existing agreement if the closing price of our stock is below a specific minimum price. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply in certain limited circumstances as set out in the Lincoln

Park Purchase Agreement. As of September 30, 2019, we have sold 356,122 shares to Lincoln Park. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Global Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.
We have limited operating experience and a history of net losses, and we may not be able to achieve or sustain profitability.
We have a limited operating history and have focused primarily on research and development, clinical trials, product engineering and building our manufacturing capabilities. Before launching our prior generation Obalon Balloon System in the United States in January 2017, we sold an earlier generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $3.7 million and $6.7 million during the three months ended September 30, 2019 and 2018, respectively, and $18.8 million and $28.6 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $167.5 million and had cash and cash equivalents of $19.4 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System, sell our Obalon Balloon System in international markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the six month period ended September 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise additional capital in a timely manner, we will not be able to support our ongoing operations.
We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost associated with our new centralized customer support model, cost associated with the Obalon-branded or managed retail treatment centers, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. In the centralized customer support model, we sell the Obalon Navigation System Console to physicians at a price that approximates our cost and will negatively impact future gross profit dollars and gross margin percentage. Furthermore, we have limited experience manufacturing the Obalon Navigation Balloon, and as a result expect lower gross profits. We will also continue to invest in research and development of new product candidates, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant insurance, legal, accounting, compliance and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.
We were incorporated in 2008, and prior to January 2017 our business activities were focused on the development and regulatory approval of our Obalon Balloon System and building the commercial infrastructure to sell our product in the United States. We commenced commercial launch of our prior generation Obalon balloon system in the United States in January 2017 and commenced commercial shipments of our most recent iteration of our Obalon Balloon System, Obalon Navigation System and Obalon Touch Inflation Dispenser in the United States in the first quarter of 2019. All of our revenue to date is attributable to sales of our Obalon Balloon System including its component parts and accessories. In the future, we expect to continue to generate sales of our products to physicians through a centralized customer support model and intend to establish a separate company-owned or managed Obalon-branded retail treatment center model. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. We expect that sales through our centralized customer support model to physicians in the United States will account for a majority of our revenue for the foreseeable future as we establish the company-owned or managed Obalon-branded retail treatment center business. However, we eliminated our direct sales force early in the second quarter of 2019 and anticipate that will significantly reduce revenue until we are able to grow our Obalon-branded or managed retail treatment centers. Our limited operating and commercialization experience in what we expect will be our primary market makes it difficult to evaluate our current business and predict our future prospects. Throughout 2019, we plan to phase out our prior generation Obalon balloon system that uses x-ray technology to place balloons, and eventually only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. In the centralized customer support model for physicians, use of the Obalon Navigation System requires the physician to make a capital purchase of the Navigation console, Obalon Touch Dispenser, Obalon Navigation Balloon Kits and consumables and physicians are responsible for driving patient interest. We cannot assure you that our current physician customers will be willing to make that purchase, and if we cannot transition physicians who currently use the prior generation Obalon balloon system to the Obalon Navigation System, we may experience a decline in sales. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

•
patient and physician demand for our Obalon Balloon System, including the rate at which physicians recommend our Obalon Balloon System to their patients and the rate at which patients seek treatment from physicians, whether at company-owned or managed Obalon-branded retail treatment centers or otherwise;

•	the degree of success we experience in commercializing our Obalon Balloon System with both the centralized customer support model and company-owned or managed Obalon-branded retail treatment centers;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon Balloon System, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon Balloon System;

•	willingness of physicians to purchase the capital equipment required to place balloons using the Obalon Navigation System;

•
any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued three Letters to Health Care Providers warning them about the use of liquid-filled intragastric balloons citing potential risks, including death;

•	changes in the composition of our customer base caused by acquisition of private medical practices by large hospitals could extend our selling cycle;

•	our ability to develop, finance, obtain regulatory approval for, and successfully launch our next generation products and the success of our next generation products in the marketplace;

•	our ability to develop, obtain regulatory approval for, and successfully manage the company-owned or managed Obalon-branded retail treatment center;

•	our ability to service and maintain equipment such as the Obalon Navigation System;

•	our ability to maintain our current or obtain further regulatory clearances, licenses or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers and single-source suppliers;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating patients who are obese or overweight that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures;

•	performance of our international distributors; and

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

We are required to maintain high levels of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

As a result of the need to maintain substantial levels of inventory due to single third-party sourcing and long lead-times to develop alternate third-party sources, we carry a high level of inventory for strategic materials and products and are subject to the risk of inventory obsolescence. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory. In addition, because we are a vertically integrated manufacturer, insufficient demand for our products may subject us to the risk of high inventory carrying costs and increased inventory obsolescence.
Opening Obalon-branded retail treatment centers in existing markets where we have historically sold direct to physicians may negatively affect revenue with our current physician customers.
The target area of our centers varies by location and depends on a number of factors, including population density, other available retail and medical services, area demographics and geography. As a result, the opening of an Obalon-branded retail treatment center in or near markets in which we already have physician customers could adversely affect the revenues of those existing physician customers. Existing physician customers could also make it more difficult to build our patient base for a center in the same market. Our business strategy does not entail opening Obalon-branded retail treatment centers that we believe will materially affect revenue at our existing physician customers, but we may selectively open centers in and around areas of existing physicians customers to effectively serve our patients. Revenue “cannibalization” between our centers and physician customers may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.
We will be subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for Obalon-branded retail treatment centers that we intend to operate.
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
Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only one other intragastric balloon available for sale in the United States, which was available starting in 2015. As a result, physician and patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate patients and physicians, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon Balloon System. In April 2019, as part of a restructuring, we eliminated our direct field sales force and transitioned to a centralized customer support model for our existing physician customers and focused our efforts on establishing our first company-owned or managed Obalon-branded retail treatment center. We expect to continue investing in the various activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon Balloon System in September 2016, we have engaged in various marketing campaigns to raise awareness of our Obalon Balloon System and its benefits among physicians and patients, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.
Physicians play a significant role in determining the course of a patient’s weight management or obesity treatments and as a result, the type of treatment that will be recommended or provided to a patient. Though we recently eliminated our direct sales force, using our centralized customer support model, we continue to target our sales efforts towards bariatric surgeons and gastroenterologists, because they are either the physicians treating obese and overweight patients, have experience with endoscopic procedures and/or have experience with cash pay medical treatments. If we experience physician disruption due to our shift to a centralized customer support model, we may experience a decrease in sales. Also, the initial point of contact for many patients who are obese and overweight may be general practitioners, bariatricians, endocrinologists, obstetricians and gynecologists, each of whom commonly manage and regularly see patients that are obese and overweight. If these physicians are not made aware of our Obalon Balloon System, they may not refer patients to bariatric surgeons, gastroenterologists or Obalon-owned or managed retail treatment centers for treatment using our product, and those patients may instead not seek treatment at all or be treated with pharmaceuticals or an alternative device or surgical procedure.

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

We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we commenced commercial shipments of our Obalon Navigation System in the first quarter of 2019. We anticipate the United States to be our primary market focus going forward. We recently eliminated our direct sales force and now sell to physicians through a centralized customer support model. In the centralized customer support model, marketing and clinical support is provided from our corporate office. Marketing support may include media assets and media purchasing support and leads generated from our Find-A-Doc locater. Training our applicable employees in use of our Obalon Balloon System and Obalon Navigation System to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our policies and procedures requires significant time, expense and attention. It can take several months to recruit and fully train employees. Our business may be harmed if there is excessive turnover in our employees that support our physician customers, or our efforts to train and retain our employees do not generate a corresponding increase in revenues. In particular, there is significant competition for qualified and experienced personnel. If we are unable to hire, develop and retain talented personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.
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
Our ability to develop broader market acceptance of our Obalon Balloon System will depend to a significant extent on our ability to efficiently expand our marketing programs which create physician and patient demand for our product. We have in the past and plan to in the future, dedicate significant financial and other resources to our marketing programs. Our investments in marketing have varied over time and were significantly reduced as we transition to our new business strategies of centralized customer support and the Obalon-branded retail treatment centers. In September 2019, we reinitiated marketing programs to increase patient interest for the Obalon Center for Weight Loss. Our business will be harmed if our marketing efforts and expenditures do not generate a sufficient increase in revenue to offset their cost.
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
In addition to educating physicians on the clinical benefits of our Obalon Balloon System, we and our international distributor must also train physicians on its safe and appropriate use. In particular, our FDA approved labeling requires physicians to complete an Obalon training program before they can place the device and for us to provide clinical support as needed. If we or our international distributor are unable to provide an adequate training program, product misuse can occur and lead to serious injury requiring reporting to the FDA. Many physicians may be unfamiliar with such treatments or find it more complex than competitive products or alternative treatments. As such, there is a learning process involved for physicians to become proficient in the use of our products. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure that we will be successful in these efforts. This training process may also take longer than we expect. In the event that physicians are not properly trained in the use of our Obalon Balloon System, they may have misused and ineffectively used our products for the treatment of patients. As a result, patients have experienced adverse events and have not been able to enjoy the benefits of our system or achieve the weight loss outcomes they expected, leading to dissatisfaction and could lead to market rejection of our products. Physicians may not follow our instructions for use when treating patients with our products. A physician's failure to follow our instructions for use or other misuse of our products in any stage of the treatment may result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.
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
For instance, if the Obalon capsule does not reach a patient’s stomach and is inflated in another portion of the body, such as the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Physicians may use the Obalon Navigation System to track the location of the balloon prior to inflation. Failure of the sensor to function or the Obalon Navigation System to dynamically track the capsule could result in serious injury if the Obalon balloon is inflated in another portion of the body, such as the esophagus. Perforation of the esophagus at any time, including during removal, is also possible. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Failure of the Obalon Touch Inflation Dispenser to function could result in need for immediate endoscopic removal or patient injury. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. Perforation of the stomach is also possible and can lead to surgical removal of the device and associated complications including death. Perforation of the stomach requiring surgical repair has also been reported with use of our product. One or more balloons may get lodged in the pyloric channel which could lead to severe dehydration and be life threatening and/or require surgical procedures to remove. Failure to transit has been reported with use of our product and unscheduled endoscopy has been performed to remove the uninflated balloon. Aspiration during placement or removal is also a risk with intragastric balloons which could lead to pneumonia or other serious injury. Acute pancreatitis has been reported that may or may not be associated with the use of our product. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians and/or patients have in the past failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.
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
Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect that any third-party payors will cover or reimburse physicians or patients for the Obalon Balloon System. As a result, we expect that our success will depend on the ability and willingness of physicians that may not have historically operated a self-pay practice to adopt the policies and procedures needed to successfully operate such a practice. Additionally, we will need to demonstrate the ability to operate company-owned or managed Obalon-branded retail treatment centers successfully. Our centralized customer support efforts in the United States are targeted at bariatric surgeons, gastroenterologists and plastic surgeons. Bariatric surgeons and gastroenterologists are accustomed to providing services that are reimbursed by third-party payors. As a result, these physicians may need to augment their administrative staff and billing procedures to address the logistics of a self-pay practice. If physicians are unable or unwilling to make such changes, adoption of our products may be slower than anticipated.
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
Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We have limited experience in manufacturing the current Obalon Balloon System, the Obalon Navigation System, and the Obalon Touch Inflation Dispenser in commercial quantities, and we will need to adjust our manufacturing capabilities in order to satisfy expected demand. We may find that we are unable to successfully manufacture these new products in sufficient quantities and expect manufacturing of the Obalon Navigation Balloon kit to be at a much higher per unit cost initially. We may need to adjust our manufacturing capabilities in order to satisfy expected demand for our Obalon Navigation balloon. In addition, the Obalon Navigation balloon with the Obalon Touch Inflation Dispenser utilizes a different catheter and dispenser configuration from our prior U.S. product, which we have limited experience manufacturing in commercial quantities.
Furthermore, in June 2019 we initiated a facility reduction plan that included consolidating certain functions of manufacturing. There were certain quality system requirements we needed to satisfy in order to restart our manufacturing operations. The quality system requirements were satisfied in July 2019 and manufacturing operations resumed.
We have and may continue to encounter production delays or shortfalls caused by many factors, including the following:

•	the reduction in workforce in April 2019 could negatively impact our ability to meet an increase in demand;

•	the timing and process needed to assimilate the changes necessary to enable our production processes to accommodate anticipated demand;

•	shortages that we may experience in any of the key components or sub-assemblies that we obtain from third-party suppliers;

•	production delays or stoppages caused by receiving components or supplies which do not meet our quality specifications;

•	delays that we may experience in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;

•	delays that we may experience in seeking FDA review and approval of PMA supplements required for certain changes in manufacturing facilities, methods or quality control procedures;

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
In addition, our reliance on third-party suppliers for current and future products subjects us to a number of risks that could impact our ability to manufacture our products, service and maintain equipment with customers and harm our business, including:

•	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	change in payment terms, requiring upfront payment;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

•	damage to suppliers' facilities could interrupt supply;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;

•	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

•	inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;

•	inability to ensure the quality of products manufactured by third parties;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delays in delivery by our suppliers due to changes in demand from us or their other customers;

•	our suppliers could attempt to manufacture products for our competitors using our intellectual property; and

•	decisions by suppliers to exit the medical device business or discontinue supplying us.

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
Bader Sultan & Bros. Co. W.L.L., or Bader, is currently the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. Sales to Bader represented 0.0% and 39.4% of our total revenue for the three months ended September 30, 2019 and 2018, respectively, and 23.6% and 45.4% for the nine months ended September 30, 2019 and 2018, respectively. In the first quarter of 2019, we completed final shipments of the current generation product to Bader, and going forward we intend to focus our selling efforts on the United States. The significant reduction in revenue from Bader in 2019 has had a significant impact on our financial performance. The current agreement with Bader expires on December 31, 2019 and does not include the Obalon Navigation System. We are not automatically renewing the contract and, if we continued operations with Bader, we would have to negotiate a new agreement. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.
We do not currently intend to devote significant additional resources in the near-term to market our Obalon Balloon System internationally, which will limit our potential revenue from our product.
Marketing our Obalon Balloon System outside of the United States would require substantial additional sales and marketing, regulatory and personnel expenses. As part of our longer-term product development and regulatory strategy, we may expand into other select international markets, but we do not currently intend to devote significant additional resources to market our Obalon Balloon System internationally. Our decision to market our product primarily in the United States in the near-term will limit our ability to reach all of our potential markets and will limit our potential sources of revenue. In addition, our competitors will have an opportunity to further penetrate and achieve market share outside of the United States until such time, if ever, that we devote significant additional resources to market our product internationally. We have not submitted to the Competent Authority for CE-marking of the Obalon Navigation System or Obalon Touch Inflation Dispenser. Furthermore, given recent changes to the CE-mark process which requires additional filings, CE Mark for the prior version of the Obalon Balloon System will not be renewed in May 2020. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.
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
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. We recently promoted William Plovanic to Chief Executive Officer from his prior role of Chief Financial Officer and he will continue to serve as President. We also promoted Nooshin Hussainy to Chief Financial Officer from her prior role of Vice President Finance and Controller. Andrew Rasdal continues to serve as Executive Chair of the Board of Directors.
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
In April 2019, we announced an organizational restructuring, which eliminated our direct field sales force and reduced our headquarters staff, which included the loss of our Vice President of Quality Assurance, and in June 2019, our Vice President of Research and Development accepted a voluntary separation package. In August 2019, our Vice President of Marketing accepted a voluntary separation package and we accepted the resignation of our Vice President of Operations. Our Chief Retail Officer assumed the responsibilities for the Vice President of Marketing and our Chief Technology Officer assumed responsibilities for the Vice President of Operations. Replacing these individuals, and other executive officers and key employees that may depart, has been difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices. Retention of key employees may be impacted by the recent decreases in our stock price, which results in smaller current values of employee retention grants.
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
We have a relatively short operating history as a commercial company and a limited history as a commercial company selling in the United States. We recently restructured the organization and reduced the overall headcount by approximately 65% since December 31, 2018. Our growth plan includes development of a business model to develop and operate company-owned or managed Obalon-branded retail treatment centers. We have no experience in operating company-owned or managed retail treatment centers and in September 2019 opened our first Company-owned retail treatment center. We will need to develop a retail treatment center management system, and have hired administrative staff, and continue to develop the financial and management controls and information systems to support our Obalon-branded retail treatment center strategy. Navigating the contraction and expansion of our business to support future growth imposes significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to design and implement efficient, scalable processes. In addition, both contraction and rapid growth will place a strain on our administrative personnel, information technology systems, manufacturing operations, and other operational infrastructure. We must successfully expand our employee base to achieve broad market penetration and geographical coverage within the United States. We must also successfully increase manufacturing output to meet expected customer demand while still producing product that meets or exceeds our quality specifications. We have, and may continue to experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our business cycle in a cost-effective manner could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.
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

Our company-owned or managed Obalon-branded retail treatment centers may subject us to professional liability claims if one or more of our affiliated physicians causes harm to patients, and we may be unable to obtain or maintain adequate insurance against these claims.
We intend to establish company owned or managed Obalon-branded retail treatment centers where medical services will be provided to the public, which will expose us to the risk of professional liability and other claims. In recent years, physicians have become subject to an increasing number of lawsuits alleging malpractice and related legal claims. Some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could be asserted against us and/or our affiliated physicians. Any litigation, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we will not be making patient care or treatment decisions at the Obalon-branded owned or managed retail treatment centers, it could be asserted that we should be held liable for the malpractice of a physician using our products at a company-owned or managed Obalon-branded retail treatment center. In addition, we could incur reputational harm or negative publicity in relation to a material malpractice or care-related injury. Malpractice lawsuits and claims can also lead to increased scrutiny by regulatory authorities and other third parties. Some plaintiffs have asserted allegations of corporate practice of medicine or prohibited fee splitting in connection with malpractice claims. There can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. Professional liability insurance, moreover, can be expensive and varies from state to state and there can be no assurance that professional liability insurance will be available to us or our affiliated physicians at costs acceptable to us or at all.
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
We hold a number of insurance policies, including product liability insurance, directors' and officers' liability insurance, business interruption insurance, medical malpractice, property insurance and workers' compensation insurance. The cost of maintaining directors’ and officers’ liability insurance and product liability insurance on implantable medical devices has increased substantially over the past few years and could continue to increase, due to general market trends, as part of an evaluation of our specific loss history and other factors. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Similarly, if we exhaust our current insurance coverage for any given policy period, we would be required to operate our business without indemnity from commercial insurance providers for any claims made that are attributable to that policy period.
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
In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we have restarted enrollment. The FDA has approved this request. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for approximately 4,000 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We anticipate patient enrollment to begin in 2019. The product labeling must be updated and submitted in a PMA supplement as results, including any adverse event data, when post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business.
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
In order to market our products in the European Union, the Middle East or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration. We currently do not have any approvals for the Obalon Navigation System and Obalon Touch Inflation Dispenser outside the U.S., including the Middle East and CE-Mark. Furthermore, given recent changes to the CE-mark process which requires additional filings, the CE Mark for the prior version of the Obalon Ballloon System will not be renewed in May 2020. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.
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
The practice of medicine is highly regulated, and our operation of retail treatment centers, arrangements with physicians and interactions with retail customers in the near future will be subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Regulatory oversight includes, but is not limited to, the corporate practice of medicine, fee-splitting, regulation and registration of medical practices, clinics and facilities and management companies by state and local licensing boards or other agencies, licensure and scope of practice limitation for physicians and other healthcare professionals, advertising and consumer protection laws. Certain states have laws, rules and regulations which require that medical practices be owned by licensed physicians and that business entities which are not owned by licensed physicians refrain from providing, or holding themselves out as providers of, medical care. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. The specific restrictions with respect to enforcement of the corporate practice of medicine and fee-splitting laws varies from state to state. Such laws may make it difficult for us to establish or expand our operations into a state, as interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of medicine or fee-splitting in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action.
If we or our affiliated physicians fail to comply with licensing and accreditation requirements applicable to our business, various governmental agencies may impose fines or preclude us from operating in certain states.
Federal, state, and local laws and policies impose various registration, accreditation, permit and/or licensing requirements on healthcare facilities and subject healthcare facilities to regulations ranging from the adequacy of medical care, to compliance with building codes and environmental protection laws. Additionally, physicians at our retail treatment centers, once operational, will also be subject to various state and federal regulations, including utilization of diagnostic tests and regarding prescribing medication and controlled substances. Delays or failures to obtain or maintain any required registrations, accreditations, permits and other licenses could adversely impact our ability to establish and operate our retail treatment centers.
Moreover, each state defines the scope of practice of physicians and other healthcare professionals through legislation and through their respective boards of medicine and we will need to comply with laws related to the physician supervision of services and scope of practice requirements. Activities that qualify as professional misconduct under state law may subject our personnel to sanctions, or may even result in loss of their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Our ability to operate profitably will depend, in part, upon our ability and the ability of our affiliated physicians and retail treatment centers to obtain and maintain all necessary licenses and other approvals and operate in compliance with applicable healthcare and other laws and regulations that evolve rapidly.
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
The Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and accompanying regulations, which we collectively refer to as HIPAA, require certain entities, referred to as “covered entities” (including most healthcare providers and health plans), to comply with established standards, including standards regarding the privacy and security of protected health information, or PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “Business Associates,” as such term is defined by HIPAA, which, among other things, obligate the Business Associates to safeguard the covered entity’s PHI against improper use and disclosure. In addition, a Business Associate may face significant statutory and contractual liability if the Business Associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. We believe that our Company-owned or managed treatment centers are required to be HIPPA compliant and have created the policies, procedures and completed training as required. We do not believe our corporate offices are required to be HIPPA compliant, but are nevertheless committed to maintaining the security and privacy of patients’ health information. Violation of HIPAA could result in the imposition of civil or criminal penalties.
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
As of September 30, 2019, we held 23 issued U.S. patents and had 19 pending U.S. patent applications, as well as 32 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 54 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of September 30, 2019, we held two registered U.S. trademarks and 38 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and three pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
From time to time, third parties, including our competitors as well as other industry participants and/or non-practicing entities, may allege that the Obalon Balloon System or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. For example, during 2017, we settled intellectual property infringement claims made by two separate third parties. We believed the claims in both instances were meritless but settled the matters for a nominal cash payment and aggregate stock issuances of 17,500 shares, in exchange for which we received a general release of all claims. Additionally, we have received and may from time to time in the ordinary course of business continue to receive, letters from third parties advising us of third-party patents that may relate to our business. The letters typically do not explicitly seek any particular action or relief from us. Although these letters do not threaten legal action, these letters may be deemed to put us on notice that continued operation of our business might infringe the patent rights of such third parties. If we decide not to seek a license or do not otherwise obtain a license to such third-party patents, there can be no assurance that we will not become subject to infringement claims or will not be forced to initiate legal proceedings in order to dispose of such actual or potential infringement claims or to seek to invalidate the claims of such third-party patents.
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
On May 16, 2019, we received a second written notification from Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that we are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). Under the Nasdaq Listing Rules, we have a period of 180 calendar days from the date of this second notice, or until November 12, 2019, to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days. In an effort to satisfy this requirement, we included, and our stockholders approved, a proposal in the proxy statement relating to our 2019 annual meeting of stockholders that allowed our board of directors to implement a reverse stock split at a ratio within the range of 1-for-5 to 1-for-20, of which a ratio of 1-for-10 was approved and effected.
Additionally, we conducted the following capital-raising transactions since the end of the quarter ended March 31, 2019; issued and sold $2.9 million in shares of our common stock in May 2019 and June 2019 pursuant to a purchase agreement with Lincoln Park Capital Fund, LLC; issued and sold $2.9 million in shares of our common stock in May 2019 and June 2019 pursuant to our equity distribution agreement with Canaccord Genuity LLC; issued and sold $3.0 million in shares of our common stock to investors in a registered direct offering in May 2019; and issued and sold shares of our common stock, pre-funded warrants and purchase warrants in August 2019 for net proceeds of approximately $14.7 million, after deducting underwriting discounts and commissions and expenses payable by the Company.
On October 1, 2019, we received notification from Nasdaq that we are in compliance with the minimum bid requirement. Additionally, as of September 30, 2019, we have increased our stockholders’ equity and are now in compliance with the minimum stockholders’ equity requirement. Nasdaq will continue to monitor our ongoing compliance with the minimum stockholders’ equity requirement and, if at the time of our next periodic report we do not evidence compliance, we may be subject to delisting. There can be no assurance that we will maintain compliance with the minimum stockholders’ equity requirement or will otherwise be in compliance with other Nasdaq listing rules.
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
We will need additional capital in the future to continue our planned operations. Our alternative financing arrangements include an “at-the-market” offering program and the Lincoln Park Purchase Agreement. Upon execution of the Lincoln Park Purchase Agreement, we issued 22,818 commitment shares to Lincoln Park as a fee for its commitment to purchase shares of our common stock. The remaining shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period that commenced in February 2019. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. To raise capital, we may utilize our alternative financing arrangements, sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, the anticipation of such sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
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
As of September 30, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 15% of our outstanding capital stock. This group of stockholders will likely have the ability to effectively control us through this ownership position. These stockholders may be able to significantly influence the outcome of any matter requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. We believe the remaining claims in the complaint are without merit and intend to defend vigorously against them.
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
None.

Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	Exhibit	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation	S-1/A	3.2	333-213551	9/26/2016
3.2	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	3.1	001-37897	6/14/2018
3.3	Amended and Restated Bylaws	S-1/A	3.4	333-213551	9/26/2016
4.1	Form of Pre-Funded Warrant	S-1/A	4.5	333-232276	8/01/2019
4.2	Form of Common Stock Purchase Warrant	S-1/A	4.6	333-232276	8/01/2019
4.3	Form of Representative’s Warrant	S-1/A	4.7	333-232276	8/01/2019
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and15d-14(a), of the Securities and Exchange Act as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

OBALON THERAPEUTICS, INC.

Date: November 8, 2019	by:	/s/ William Plovanic
William Plovanic
President & Chief Executive Officer

OBALON THERAPEUTICS, INC.

Date: November 8, 2019	by:	/s/ Nooshin Hussainy
Nooshin Hussainy
Chief Financial Officer