Form 10-K
period 2019-12-31
OBALON THERAPEUTICS INC
filed 2020-02-27
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 001-37897

OBALON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1828101
(State of Incorporation)	(I.R.S. Employer Identification No.)

5421 Avenida Encinas, Suite F
Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(844) 362-2566
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	OBLN	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16.6 million, based on the closing price of the Registrant's common stock of $0.70 as reported by The NASDAQ Global Market as of June 28, 2019. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 1,190,777 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.
Total shares of common stock outstanding as of the close of business on February 18, 2020 was 7,731,633 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

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
ITEM 1.     Business
BUSINESS
OVERVIEW
We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat people with obesity. Our current product offering is the Obalon Balloon System, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in patients with obesity. We believe the Obalon Balloon System offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients.

The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. We believe the Obalon Balloon System provides a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

The current generation of our Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, which is a combination of hardware and software used to track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas. Placement of a balloon typically occurs in less than 15 minutes and can be accomplished in an outpatient setting. Patients receive a total of three balloons over the course of eight to 12 weeks and all balloons are removed six months after the first balloon is placed.

In clinical studies, the Obalon Balloon System has demonstrated progressive weight loss with durable results. In our SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the entire six-month balloon treatment period, and maintained, on average, 89.5% of the weight loss six months after balloon removal.

Data presented from our commercial registry demonstrates greater weight loss in the commercial setting as compared to clinical studies. In December 2018, data from our commercial registry was analyzed on more than 1,300 patients at 108 treatment sites. For those patients who received three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in 9.9% reduction in total body weight and a 3.5 point decrease in BMI compared to baseline values. Of note, the top quartile of those patients lost an average of 39 pounds, resulting in a 16.8% reduction in total body weight and a 6.2 point decrease in BMI compared to baseline values. Furthermore, in May 2019, analysis of data from our commercial registry was updated to include 1,411 total patients from 143 treatment sites in the United States. In this larger data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight. Weight loss in the first months of therapy was the largest predictor of success.

Current treatment alternatives for obese patients begin with lifestyle modification, such as diet and exercise. If this alternative fails to produce the desired results, physicians may prescribe pharmaceutical therapies, typically to obese or overweight patients with a lower BMI. Although pharmaceutical therapies have been effective in assisting with weight loss, they are often associated with safety risks and negative side effects that may limit patient compliance. In obese patients with a higher BMI, physicians may pursue aggressive surgical treatments, such as gastric bypass and gastric banding. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size; however, they present substantial side effects and carry short- and long-term safety risks that therefore have limited adoption. Intragastric balloons were first introduced in 2015 and represent a relatively new category of treatment for weight loss in the United States. We believe traditional liquid-filled intragastric balloons suffer from limitations that have impeded their adoption, including their rate of serious adverse device events, a lack of comfort and tolerability, a limited ability to provide progressive and sustained weight loss and an inconvenient placement procedure. We believe the Obalon Balloon System addresses many of these limitations and provides the foundation for an important, growing and sustainable treatment for weight loss.

We commenced U.S. commercialization of our prior generation Obalon balloon system in January 2017. In February 2019, we commercialized our current generation Obalon Balloon System with the Obalon Touch Inflation Dispenser and the Obalon Navigation System, which together are designed to make balloon placement more reliable, safer, easier and less expensive. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon.

When we commenced commercial operations, we relied on a direct sales force to sell our products directly to physicians, who would then sell weight loss treatment packages to their patients that included our balloon therapy, dietary counseling and balloon removal on a non-reimbursed, self-pay basis. In 2019, we began implementing a fundamental change to our commercialization efforts, pursuant to which we would establish Company-owned or managed Obalon-branded retail treatments centers. The transition commenced with the elimination of our direct sales force in connection with an overall workforce reduction in April 2019. Concurrent with that reduction, we transitioned to a centralized customer support model through which we sell to existing physician customers or new physicians that contact us directly to acquire our system and balloons and provide marketing and clinical support to those physicians. Marketing support may include media assets and leads generated from our Find-A-Doc locater and leads generated from our digital and off-line marketing efforts.

In September 2019, the first Company-managed Obalon-branded, Obalon Center for Weight Loss™, opened, in San Diego, California. In February 2020, a second Obalon-managed Obalon Center for Weight Loss opened in Orange County, California. At these Company-managed retail treatment centers, patients can be prescribed and received treatment with the Obalon Balloon System. Each treatment center is wholly-owned by a physician through a separate professional entity. As manager of the facility, we provide the office support, non-clinical staff, equipment, marketing support, and other administrative services to the center where patients receive the Obalon balloon therapy from licensed physicians. We intend to manage additional Obalon Centers for Weight Loss and, where permissible under state law, to open Company-owned treatment centers, where we would directly employ or contract with physicians and other healthcare professionals who prescribe and administer the treatments. We believe this model will contribute to standardization of both quality of care and patient pricing, and provide us greater operational and financial control of our business.

THE OBESITY EPIDEMIC
Obesity has been identified by the U.S. Surgeon General as an epidemic and a significant threat to the quality of life in the United States. Based on results from the 2013-2014 National Health and Nutrition Examination Survey, it is estimated that more than 88 million adults in the United States were obese, defined as a BMI of 30 or greater, of which approximately 18 million were considered extremely obese with a BMI of 40 or greater, and approximately 76 million adults in the United States were overweight, defined as a BMI between 25 and 29.9. Research sponsored by the Centers for Disease Control and Prevention, or CDC, suggests that if current obesity rates persist, half of the U.S. population will be obese by 2030. Obesity is also a significant health problem outside of the United States. The number of obese adults worldwide has nearly tripled since 1975, and the World Health Organization estimates that more than 650 million adults were obese and more than 1.9 billion were overweight in 2016.

The CDC has identified obesity as a leading cause of preventable death in the United States, and it is one of the leading causes of chronic diseases both worldwide and in the United States. Obesity-related disorders, known as comorbidities, include cardiovascular diseases, diabetes, musculoskeletal disorders and some cancers. The national medical care costs of obesity-related illness in adults, including out-of-pocket expenses, third-party payer expenses and Medicaid, were estimated to be up to $210 billion in 2008. Furthermore, in 2014 the annual global economic impact of obesity was estimated to be $2 trillion.

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
CURRENT TREATMENTS AND LIMITATIONS
Current treatment alternatives for patients who are obese and overweight begin with lifestyle modification, such as diet and exercise. If this course of treatment fails to produce the desired results, physicians may prescribe pharmaceutical therapies, and in patients with more severe obesity, physicians may pursue aggressive surgical treatments, such as gastric bypass and gastric banding. These approaches are associated with safety concerns, lifestyle impact and ease of use, cost and compliance issues that have limited their adoption. Additionally, some patients may seek to address the symptoms of weight-gain through the use of aesthetic products, certain of which have been approved for individuals with a BMI of 30 or less. We believe these aesthetic products only treat the symptoms and not the underlying disease. They are also not indicated for patients with obesity.

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

Intragastric balloons are a type of space-occupying device placed in the stomach in order to cause a sensation of fullness. Currently marketed traditional balloons are large, liquid-filled silicone devices that are placed in the stomach endoscopically, under anesthesia, for a treatment period of up to six months. Following treatment, the balloons are removed in a second endoscopic procedure. The only approved and marketed traditional liquid-filled intragastric balloons in the United States is the ORBERA® Balloon. While generally effective in delivering weight loss, traditional liquid-filled intragastric balloons have been accompanied by a number of limitations that have impeded their adoption, including: high rate of SADEs, lack of comfort and tolerability, limited ability to provide progressive and sustained weight loss, and inconvenient placement procedure.
OUR SOLUTION
We have developed our Obalon Balloon System to overcome the limitations of prior devices intended to treat weight loss, including traditional liquid-filled intragastric balloons. Based on our clinical data and commercial experiences, we believe the Obalon Balloon System provides the following benefits to our patients and their physicians:

▪
Favorable safety profile. In our pivotal SMART trial, only one of 336 (0.3%) patients that received our Obalon balloon experienced a serious adverse device event (SADE) and in data presented at the American Society for Metabolic and Bariatric Surgery Meeting from our first year of commercial experience, only two of 1,343 (0.14%) patients that received our Obalon balloon experienced a SADE. As of December 31, 2019, the reported rate of SADEs reported to us in commercial use is consistent with that experienced in the pivotal SMART trial or the data from our first year of commercial experience.

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

▪
Progressive weight loss with durable results.  In our pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal. In December 2018, we analyzed data from commercial registry on more than 1,300 patients at 108 treatment sites. For those patients who received three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in 9.9% reduction in total body weight. Furthermore, in May 2019, we updated the analysis of data from our commercial registry to include 1,411 total patients from 143 treatment sites in the United States. In this larger data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight.

▪
Simple and convenient placement.  The Obalon balloon is placed without anesthesia or an endoscopy through a swallowable capsule that dissolves in the stomach and releases the balloon. These unique features allow patients the flexibility to receive the Obalon balloon discreetly in an outpatient setting. Placement typically occurs in less than fifteen minutes and can be scheduled in the morning before work, during a lunch break or in the evening. Treated patients can return promptly to their normal daily activities. The balloons are removed endoscopically under light, conscious sedation six months after the first balloon placement. Recently approved new products, the Obalon Navigation System and Obalon Touch Inflation Dispenser, are designed to further improve ease of use and convenience of placement.

OUR STRATEGY
Our objective is to be the leading provider of medical devices for the non-surgical treatment of persons with obesity. The key elements of our strategy are to:

•
Expand a Company-owned or managed Obalon branded retail treatment center commercialization model. In 2019 we transitioned our primary focus from selling directly to physicians to a new retail treatment center model, pursuant to which we plan to establish Company-owned or managed Obalon branded treatment centers where our products can be prescribed by physicians and administered to patients. We opened the first Company-managed Obalon-branded retail treatment center in September 2019 in San Diego, California, and a second Company-managed treatment center in February 2020 in Orange County, California. The Company-managed treatment centers are wholly-owned by a physician through a separate professional entity. As manager, we provide the office support, non-clinical staff, equipment, marketing support, and other administrative services to the center. Where permissible under state law, we plan to open Company-owned treatment centers, where we would directly employ or contract with physicians and other healthcare professionals who prescribe and administer the treatments. We believe this model will allow us to standardize both quality of care and patient pricing, and provide us greater operational and financial control of our business. We intend to continue pursuing this new commercialization model, with the goal of establishing additional centers in 2020.

•
Continue to drive patient awareness and interest. We intend to drive patient awareness and interest in part through multiple efforts that may vary over time and may include digital, offline and social marketing. In addition, in the fourth quarter of 2018, we further enhanced our capabilities to convert patient interest to treatment by implementing the Obalon Ambassador Center. The Ambassador Center is focused on converting patient interest generated from our marketing efforts into booked appointments with the Obalon Center for Weight Loss™ treatment centers. We believe our Obalon-managed treatment centers will be able to directly leverage both our marketing capabilities and in-house call center to enhance the patient experience, from initial interest through to the completion of patient therapy.

•
Strive to optimize manufacturing to drive operating leverage. We have built a highly leverageable manufacturing facility at our headquarters in Carlsbad, California, where we design, develop and manufacture a majority of our products in-house while using some components and sub-assemblies provided by third-party suppliers. We believe that controlling the manufacturing and assembly of our products allows us to innovate more quickly and more cost-efficiently, while producing higher quality products than if we outsourced manufacturing. We believe we have the ability to increase our manufacturing scale for our current products within our current facility in a cost-effective manner.

•
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

OUR PRODUCTS AND TECHNOLOGY
The main components of our current generation Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, which is a combination of hardware and software used to dynamically track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas.

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
Inflation system
The Obalon Touch Inflation Dispenser is a semi-automated, hand-held inflation device that provides real-time balloon pressure measurements to confirm that the Obalon balloon is both properly placed and correctly inflated in the stomach. The Obalon Touch Inflation Dispenser automates several steps of the balloon inflation process and eliminates the need for altitude pre-programming. The Obalon Navigation System is intended to be commercially launched exclusively with the Obalon Touch Inflation System.
Proprietary gas
The Obalon balloon is inflated with our proprietary mix of gas, which, in combination with the permeability of the balloon film and the stomach gases, enables the balloon to remain inflated for the full six-month treatment period.
The Obalon Navigation System
The Obalon Navigation System consists of a Navigation console and the Obalon Touch Inflation Dispenser. The Obalon Navigation System console is a portable device consisting of hardware and software that are used to track and display the Obalon balloon during administration. The Obalon balloon is placed utilizing the Obalon Navigation System console and Obalon Touch Inflation Dispenser. The current generation of the Obalon balloon is only compatible with the Obalon Navigation console and Obalon Touch Inflation Dispenser and is not compatible with any prior generation Obalon balloon systems.

The Obalon Balloon treatment
Placement of the Obalon balloon typically occurs in less than 15 minutes and can be accomplished in an outpatient setting. To place the Obalon balloon, the patient swallows the capsule, which has the Obalon balloon folded inside, with a glass of water. No sedation or anesthesia is required. Once swallowed, placement of the capsule is confirmed in the stomach using the Obalon Navigation System. Balloon placement can also be confirmed using x-ray. The microcatheter, which is attached to the Obalon balloon, is then connected to the Obalon Touch Inflation Dispenser. The Touch inflation systems provides real-time pressure measurements to confirm that the Obalon balloon is both properly placed and able to be correctly inflated in the stomach. A pre-filled canister of gas is inserted into the inflation system and then the gas is discharged to fill the balloon to a volume of 250cc. Once the inflation of the Obalon balloon is confirmed, the microcatheter is detached from the balloon via hydrostatic pressure and is removed through the patient’s mouth. The patient is intended to return two more times over the following eight to 12 weeks to receive a second and third Obalon balloon, expanding total balloon volume within the stomach to approximately 750cc.

All of the balloons are removed in a single procedure no more than six months after the placement of the initial balloon. The balloons are removed endoscopically under light conscious sedation, using standard commercially-available endoscopy tools. The endoscopic procedure typically requires approximately 15 minutes on average.

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

Research and development
As of December 31, 2019, we had 7 employees focused on research and development. In addition to our internal team, we retain third-party contractors from time to time to provide us with assistance on specialized projects. We also work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for the years ended December 31, 2019 and 2018 were $6.9 million and $10.7 million, respectively.
CLINICAL TRIALS AND DATA
SMART trial
Based on our clinical data, we believe our Obalon balloon has the potential to offer a compelling combination of efficacy and safety. We have evaluated various versions of our Obalon Balloon System in numerous clinical trials, which included a total of 1,034 patients as of December 31, 2019. Based on the results of our U.S. pivotal trial, the SMART trial, we received FDA approval for our current Obalon Balloon System in September 2016. The data was published in Surgery for Obesity and Related Diseases in September 2018. The SMART trial met its primary weight loss endpoints, demonstrated a strong safety profile, continued weight loss over the full six-month treatment period, showed statistically significant differences in metabolic profiles and demonstrated that patients were able to maintain most of the weight loss for at least six months following the removal of the Obalon balloons.
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
Commercial-Use Patient Registry
In order to closely monitor the safety, efficacy and quality of the Obalon Balloon System in actual commercial use, we created an online clinical performance database, or registry. All physicians and institutions using the Obalon Balloon System have been encouraged to enter their patient data in the registry and compare their performance to national and regional data. The data collected in the registry includes gender, initial height and weight, weights at each subsequent balloon placement, weight at removal, adverse events occurring during the treatment, and product quality and performance.
Data on the first full year of commercialization of the Obalon Balloon System was accepted for publication in December 2018 in Surgery for Obesity and Related Diseases. Data on demographics, balloon placement timing, weight loss, adverse events, and product performance were prospectively captured in the registry and retrospectively analyzed on 1,387 consecutive patients who initiated treatment in the first year of commercialization at 108 treating sites. A retrospective analysis of 1,343 (97%) patients entered who met the predefined analyses protocol definitions was approved by an Institutional Review Board. This data is self-reported by the physicians or institutions and we do not perform a formal audit of the data. However, the registry was validated and contains embedded edit checks to ensure data accuracy and completeness.
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
In early November 2019, we discontinued the commercial use registry.
Commercial safety experience
As of December 31, 2019, we have had a minimal number of SADEs reported to us in commercial use. Since we began selling in United States in January 2017, we have reported adverse events relating to potential or actual patient injuries associated with use of the Obalon balloon in the FDA's MAUDE database.
Post-approval study - Obalon Balloon System
To help assure the continued safety and effectiveness of the Obalon Balloon System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate 200 patients who will be enrolled at a maximum of 15 sites in the United States. The study is a prospective, open-label, single-arm, 12-month follow-up study in which patients will be treated during the first six months with placement of up to three Obalon balloons in conjunction with a moderate intensity weight loss and behavioral modification program standardized throughout the sites, followed by observational evaluation for an additional six months after device removal. The primary endpoint is to evaluate the safety of the Obalon Balloon System by assessing the rate of device- or procedure-related serious adverse events. We are required to submit an Interim Post-Approval Study Status Report every six months after the date of PMA approval for the first two years of the study and annually thereafter until approximately 200 patients have completed the study. We have enrolled 187 patients as of December 31, 2019.

Post-approval study - Obalon Navigation-Touch System (NTS)

To help assure the continued safety and effectiveness of the Obalon Navigation System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate a minimum of 1,000 commercial patients and up to 4,000 balloon administrations up to 40 clinical sites in the United States. The study will be a prospective, observational, open-label, multi-center study designed to capture additional safety and effectiveness data of the Obalon balloon administration with NTS. The study will have a single cohort group that includes patients who commercially purchased the Obalon Balloon System at clinics and hospitals that uses NTS and have consented to have their data collected to support this study. All activities related to post-administration management, weight loss and removal of the balloons will be conducted in accordance with the commercial Obalon Balloon System device labeling and will not be collected in this study; this study will focus on balloon administrations only. We began patient enrollment for this study in December 2019.
SALES AND MARKETING
Our primary selling efforts are conducted in the United States, with some sales generated through distributors in select international markets. Historically, we sold our products directly to physicians who would then sell weight loss treatment packages to patients that included our balloon therapy, dietary counseling and balloon removal on a non-reimbursed, self-pay basis. We utilized a direct sales organization consisting of regional sales directors, business development managers, and product specialists. Concurrent with our overall workforce reduction in April 2019, we eliminated our direct sales force in order to transition to our new model of establishing Company-owned or managed Obalon-branded treatment centers rather than focusing our efforts on selling our product directly to physicians.

In the fourth quarter of 2018, we enhanced our capabilities to convert patient interest to treatment by implementing a call center, which we have named an Obalon Ambassador Center, with the capabilities to schedule interested patients to see physicians affiliated with the Obalon Center for Weight Loss™ treatment centers. We believe our Obalon-managed treatment centers will be able to directly leverage these capabilities and allow us to enhance the patient experience, from initial interest through to the completion of patient therapy.
We continue to drive consumer awareness and interest in part through multiple efforts that may include digital, offline and social marketing. We estimate that there were more than 10.5 million views of our digital advertisements and more than 3.5 million views of our digital videos in 2019, compared with 49 million views of our digital advertisements and more than 6 million views of our digital videos in 2018. We also estimate that visits to our website were over 300,000 in 2019 compared to approximately 1.7 million visits in 2018 and searches of our website for physicians capable of placing our Obalon Balloon System were over 43,000 in 2019, compared with 580,000 searches in 2018. We also generated over 20,000 and 71,000 patient leads to our physician partners and the Obalon Center for Weight Loss™ treatment center in the United States during 2019 and 2018, respectively. There were significant changes in spending for digital, offline and social marketing on a quarterly basis throughout 2019 due to the pivot in our commercialization efforts.

The Company-owned or managed Obalon-branded treatment centers employ a full-time sales professional dedicated to converting interested consumers generated through our internal marketing efforts into prospective patients.
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

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc, Apollo EndoSurgery, Inc., and ReShape LifeSciences. In addition, we are aware of one FDA approved liquid-filled balloon devices for treating overweight people that is currently being marketed, the ORBERA Balloon, of which is now owned by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial; and Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against ReShape LifeSciences’ Lapband and non-balloon treatments including Aspire Bariatrics' ApireAssist device and a technology developed by Gelesis known as the Plenity device that is intended to expand in the stomach by absorbing water to create the feeling of satiety and is currently engaged in a U.S. clinical trial. BAROnova is developing a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. BAROnova completed enrollment of a U.S. clinical trial in January 2017 and submitted a PMA Application in 2018 and gained FDA approval in 2019. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.

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
As of December 31, 2019, we held 24 issued U.S. patents and had 19 pending U.S. patent applications, as well as 32 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 54 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
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

As of December 31, 2019, we held two registered U.S. trademarks and 41 registered marks throughout Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and no pending marks outside the United States.
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
Although we expect our third-party suppliers to supply us with components that meet our specifications and comply with regulatory and quality requirements, we do not control our suppliers outside of our agreements, as they operate and oversee their own businesses. There is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our needs. This risk may be increased as with any new product launch, there is increased risk for supply shortages or product quality issues. Any significant delay or interruption in the supply of components or sub-assemblies, or our inability to obtain substitute components, sub-assemblies or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and harm our business. We have experienced and may in the future experience production challenges due to shortages of key components from suppliers.
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

GEOGRAPHIC REGIONS
Substantially all of our assets, revenues and expenses for 2019 and 2018 were located in or derived from operations in the United States. In addition, we have had sales through Bader and Al Danah in the Middle East. The distribution agreement with Bader was terminated in December 2019. During 2019 and 2018, international revenue accounted for approximately 27.1% and 48.4%, respectively, of our total revenues.
SEASONALITY
We have limited experience selling our product in the United States and have realized significant volatility in quarterly revenues. As a result, we are unable to discern seasonal variations in demand for our products. In the future, seasonal fluctuations in the number of patients seeking treatment and the availability of our physician customers may affect our business.
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
According to the MDD, the Obalon Balloon System, when delivered with a cellulose-based capsule is considered a Class IIb product. We believe the Obalon Navigation System and the Obalon Touch Inflation Dispenser are Class I products not requiring Notified Body approval. Our Medical Device Marketing Authorization under the prior regulation, MDD, was renewed on July 26, 2016 and expires on May 14, 2020. We have not applied for a CE-mark for the Obalon Navigation System and Obalon Touch Inflation Dispenser at this time under the new Medical Device Regulation, or MDR. We plan to have the Obalon balloon CE-mark expire under the previous MDD regulation.
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
Qatar

Al Danah Medical Company is appointed as our exclusive agent/distributor in Qatar. Qatar recognizes FDA approvals to be sufficient to establish approval within the country. Obalon has obtained U.S. FDA approval for the products and Al Danah obtains the registration that is necessary to permit the purchase and distribution within Qatar. Al Danah sells product directly to hospitals within Qatar.
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
We previously appointed Bader as our exclusive agent/distributor in Kuwait, however, this distribution agreement was terminated in December 2019.
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
Privacy and security laws

Medical device companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and all regulations promulgated thereunder, collectively HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon ‘‘covered entities’’ (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not a covered entity, we provide certain services that require the use or disclosure of PHI on behalf of physicians who are covered entities, and we are therefore considered to be business associates under HIPAA. HIPAA imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

In addition, certain state and non-U.S. laws, such as the European Union General Data Protection Regulation, or GDPR, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, ‘‘business associates,’’ defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, are also subject to certain HIPAA privacy and security standards. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our expected processing of personal information depending on the context. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.
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
Penalties for violation of the Anti-Kickback Statute are severe and may include, in addition to the fines and jail time described above, penalties imposed under the Civil Monetary Penalties Law, or the CMP Law, including exclusion from participation in Federal healthcare programs, civil monetary penalties for each improper act, and damages of up to three times the amount of remuneration at issue (regardless of whether some of the remuneration was for a lawful purpose). Because we do not anticipate that the Obalon Balloon System will be reimbursed by any federal healthcare program, we do not believe that we will be subject to the federal Anti-Kickback Statute.
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
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate instance of false claim. As part of any settlement, the government may ask the entity to enter into a corporate integrity agreement, which imposes certain compliance, certification and reporting obligations. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks and other improper referrals, and the provision of inaccurate reimbursement coding advice, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered. In addition, companies have been sued under the False Claims Act in connection with the off-label promotion of products.
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
Transparency laws
The federal Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Patient Protection and Affordable Care Act, or the PPACA, generally requires certain manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program and applicable group purchasing organizations to report on an annual basis: (i) certain payments and other transfers of value given to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals and (ii) any ownership or investment interest that physicians, or their immediate family members, have in their company. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Under the statute, the federal government makes reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties, with additional penalties for the knowing failure to report. Additionally, there are criminal penalties if an entity intentionally makes false statements in the reports. Because we do not expect the Obalon Balloon System to be covered or reimbursed by any federal healthcare program, we do not believe that our business will be subject to the federal Sunshine Act.
There has been a recent trend of separate state regulation of payments and transfers of value by manufacturers of medical devices to healthcare professionals and entities, however, and some state transparency laws apply more broadly than does the federal Sunshine Act. Our business may be subject to some of these state laws.

State Corporate Practice of Medicine, Fee-Splitting Prohibitions, and Licensure Requirements

Other regulatory oversight includes, but is not limited to, the corporate practice of medicine, fee-splitting prohibitions, and licensure and scope of practice limitations for physicians and other healthcare professionals. Some states have enacted laws and regulations limiting the extent to which physicians and certain other healthcare professionals may be employed by non-physicians or general business corporations, and the scope and provisions of corporate practice of medicines laws and regulations vary by state. These laws are intended to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Violations may result in civil or criminal penalties. In addition, various state laws also generally prohibit the sharing or splitting professional fees with lay entities or persons. The specific restrictions with respect to enforcement of the corporate practice of medicine and fee-splitting laws varies from state to state. Violations of these laws could require us to restructure our operations and arrangements and may result in penalties or other adverse action.

Moreover, each state defines the scope of practice of physicians and other healthcare professionals through legislation and through their respective licensing boards, and we will need to comply with laws related to the physician supervision of services and scope of practice requirements. Activities that qualify as professional misconduct under state law may subject our personnel to sanctions, or may even result in loss of their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state.

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
U.S. healthcare reform
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of the Obalon Balloon System. By way of example, ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the medical device industry. The ACA, among other things, imposed a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions. The excise tax was suspended, effective January 1, 2016 and subsequently repealed, effective January 1, 2020.
There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge and/or patients’ willingness to pay for the Obalon Balloon System. While in general it is too early to predict what effect, if any, ACA and its implementation, or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.
EMPLOYEES
As of December 31, 2019, we had 34 full-time employees, and 0 temporary employees. These included 8 in manufacturing and operations, 7 in sales and marketing, 7 in research and development, 7 in clinical affairs, regulatory affairs and quality assurance and 5 in finance, general administrative and executive administration. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe that our employee relations are good.
FINANCIAL INFORMATION
We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2019 and 2018 and our total assets as of December 31, 2019 and 2018, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.
CORPORATE INFORMATION
We were incorporated under the laws of the State of Delaware on January 2, 2008. Our principal executive offices are located at 5421 Avenida Encinas, Suite F, Carlsbad, CA 92008, and our telephone number is (844) 362-2566. Our website addresses are http://www.obalon.com and http://www.obaloncenter.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this prospectus. We have included our website address solely as an inactive textual reference. Investors should not rely on any such information in deciding whether to purchase our common stock.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to invest in (i) the expansion of our Obalon retail treatment center model, (ii) e-centralized customer support for our physician customers, (iii) our marketing programs, (iv) the expansion of our manufacturing facilities and (v) research and development, by conducting clinical trials of our products in development and completing development and commercialization of advancements to our existing Obalon Balloon System. Additionally, we will continue to incur general and administrative costs as a result of supporting growth and operating as a public company. The audit report of our independent registered public accounting firm covering the December 31, 2019 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and liquidity position raises substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits. We currently need to raise additional cash from outside sources to fund our ongoing operations.

The perception that we may not be able to continue as a going concern may cause third parties including suppliers, customers, and employees to terminate their respective relationships with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.
Execution of our new commercial strategy may not be successful and will subject us to new risks, some of which we may not yet have identified.
Historically we have sold our products directly to physicians, who then sold their patients treatment packages that include our Obalon Balloon System, dietary counseling and removal on a non-reimbursed, self-pay basis. In April 2019, we eliminated approximately 50% of our workforce. As part of the workforce restructuring, we eliminated our field sales force and transitioned to a more centralized customer support model. Going forward, rather than focusing on selling to physicians, we intend to focus our commercialization efforts on establishing and operating Company-owned or managed Obalon-branded retail treatment centers. In September 2019, we opened our first Obalon-branded retail treatment center in California, engaged a medical director, hired non-medical staff to support operations and initiated marketing programs to drive patient interest. Under this model, subject to state law and any federal requirements, we plan to either directly employ the medical personnel or contract for their services, and we will be directly responsible for marketing and patient acquisition. We would also provide the facilities, staff, equipment and support services necessary for patients to receive Obalon balloon therapy. Our intent with this strategic shift is to standardize both quality of care and patient pricing, and provide us greater operational and financial control of our business. While we have historically provided marketing services intended to drive patients to physician offices, we have limited prior experience marketing our products to drive patients to our own centers and we cannot assure you that this new strategic model will be successful.
Our ability to execute this strategy successfully is subject to numerous risks, including:

•	difficulty or inability to successfully engage medical personnel to provide medical services for Obalon-owned treatment centers in states that limit the corporate practice of medicine;

•	difficulty or inability to successfully recruit and retain qualified physicians, medical personnel and other employees for our Obalon-branded or managed retail treatment centers;

•	difficulty or inability to build brand awareness among patients for our products and therapy, or to convert brand awareness and interest into patient visits to our centers;

•	difficulty or inability to convince patients of the benefits of treatment with our Obalon Balloon System;

•	difficulty or inability in identifying suitable properties for our centers and obtaining leases with acceptable terms;

•	timely securing, and for an acceptable cost, all applicable federal, state and local licenses, permits and regulatory approvals;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;

•	the possibility that execution of this strategy will require greater expenditures and investments than we have planned;

•	changes in federal, state and local law and regulations that adversely affect our ability to open our centers as well as how we conduct our business;

•	changes in economic and other conditions in geographic areas where we open an Obalon-branded retail treatment center that may impact patient demand to receive Obalon balloon therapy;

•	unforeseen engineering or environmental problems with leased premises; and

•	difficulty or inability to sell the volume of patients necessary for stand alone site profitability.
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
If we are unable to grow our business under our new commercial retail treatment center model, our future revenue and results of operations may be harmed.
We have a relatively short operating history as a commercial company and only recently transitioned to a fundamentally different commercial model focused on the establishment and operation of company owned or managed Obalon-branded retail treatment centers. We have very limited experience in operating Company-owned or managed retail treatment centers and in September 2019 opened our first Company-managed retail treatment center. We will need to develop a retail treatment center management system, and have hired administrative staff, and continue to develop the financial and management controls and information systems to support our Obalon-branded retail treatment center strategy. Attempting to grow our business under this new commercial model imposes significant additional responsibilities on management, including the need to identify, recruit, train and integrate additional employees and the need to design and implement efficient, scalable processes. In addition, potential future growth could place a strain on our administrative personnel, information technology systems, manufacturing operations, and other operational infrastructure. To support any growth, we will need to expand our employee base to increase manufacturing output to meet customer demand while still producing product that meets or exceeds our quality specifications. We have, and may continue to experience difficulties with yields, excess scrap, process design and validation, quality control, component supply and shortages of qualified personnel, among others. Any failure to manage our business cycle in a cost-effective manner could have an adverse effect on our ability to achieve our development and commercialization goals, which in turn could adversely impact our business and results of operations.

We expect to need additional financing in order to support our operating plan.
We recently initiated the transition of our commercialization efforts to focus on Obalon-branded or managed retail treatment centers. We have opened two such facilities and expect that we will need additional capital to continue to execute on this strategy. However, adequate funding may not be available to us on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms or in a timely manner could force us to take actions that could materially and adversely affect our business. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.
Our future capital requirements will depend on many factors, including:

•	the degree of success we experience in commercializing our Obalon Balloon System with both Obalon-branded or managed retail treatment centers and centralized customer support model;

•	the rate at which the currently small and immature intragastric balloon market develops;

•	our ability to scale manufacturing in a cost-effective manner to meet demand;

•	costs associated with opening and operating Company-owned or managed Obalon-branded retail treatment centers;

•	operational expenses associated with Obalon-branded or managed retail treatment centers, the cost and expense of our marketing infrastructure, and our manufacturing operations;

•	the revenue and gross profit generated by sales of our Obalon Balloon System, Obalon Navigation System, and any other products that may be approved in the United States;

•	the costs, timing and outcomes of clinical trials and regulatory reviews associated with our products under development;

•	the costs and timing of establishing and expanding the Obalon-branded or managed retail treatment centers;

•	the costs and timing of developing enhancements of our Obalon Balloon System and Obalon Navigation System and obtaining FDA clearance or approval of such enhancements;

•	the emergence of competing or complementary technological developments;

•	the extent to which our Obalon Balloon System and Obalon Navigation System are adopted by the physician community and patients;

•	the number and types of future generation products we develop and commercialize and their success and adoption in the marketplace;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	costs of operating as a public company and compliance with existing and future regulations;

•	the extent and scope of our general and administrative expenses;

•	the legal costs associated with defending against shareholder litigation; and

•	the degree of success we experience in international sales of our Obalon Balloon System.
We may raise funds in equity or debt financings, including pursuant to our purchase agreement with Lincoln Park Capital, or enter into additional credit facilities in order to access funds for our capital needs. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future would cause us to incur additional debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our lack of sufficient funds could cause us to terminate or delay the development of the Company-owned or managed Obalon-branded retail treatment centers, negatively impact services associated with our centralized customer support model, delay the development of one or more of our products, delay clinical trials necessary to market our products, or delay other activities necessary to commercialize our products. If this were to occur, our ability to continue to grow and support our business and to respond to business challenges could be significantly limited.
We have implemented a new purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Pursuant to the new purchase agreement with Lincoln Park, or the Lincoln Park Purchase Agreement, Lincoln Park has committed to purchase up to $15.0 million of our common stock from time to time over a 36-month period commencing after the satisfaction of certain conditions, including that the SEC has declared effective the registration statement related to the shares. The number of shares we may sell to Lincoln Park on any single business day in a Regular Purchase is 150,000, but that amount may be increased to up to 250,000 shares of our common stock, depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per Regular Purchase. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $15.0 million over the term of the Lincoln Park Purchase Agreement. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply in certain limited circumstances as set out in the Lincoln Park Purchase Agreement. As of December 31, 2019, we have sold 356,122 shares to Lincoln Park under a prior financing arrangement with Lincoln Park Capital for up to $20 million that was executed in December 2018. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Global Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

We have limited operating experience and a history of net losses, and we may not be able to achieve or sustain profitability.
We have a limited operating history and have focused primarily on commercial execution, research and development, clinical trials, product engineering and building our manufacturing capabilities. Before launching our prior generation Obalon Balloon System in the United States in January 2017, we sold an earlier generation of our product in certain international markets. Our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $23.7 million and $37.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $172.4 million and had cash and cash equivalents of $14.1 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System, sell our Obalon Balloon System in international markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the year ended December 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise additional capital in a timely manner, we will not be able to support our ongoing operations.

We expect our costs and expenses to increase in the future as we continue U.S. commercialization of our product, including the cost associated with the Obalon-branded or managed retail treatment centers, our new centralized customer support model, investment to develop the immature intragastric balloon market, and the expansion of our manufacturing capacity. In the centralized customer support model, we sell the Obalon Navigation System console to physicians at a price that approximates our cost and will negatively impact future gross profit dollars and gross margin percentage. We have limited experience manufacturing the Obalon Navigation Balloon, and as a result expect lower gross profits. We will also continue to invest in research and development of new product candidates, including conducting clinical trials of our products currently in development. In addition, as a public company, we incur significant insurance, legal, accounting, compliance and other expenses that we would not incur as a private company. As a result, we expect our losses to continue for the foreseeable future. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We are currently a single product company with limited commercial sales experience, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

We were incorporated in 2008, and prior to January 2017 our business activities were focused on the development and regulatory approval of our Obalon Balloon System and building the commercial infrastructure to sell our product in the United States. We commenced commercial launch of our prior generation Obalon balloon system in the United States in January 2017 and commenced commercial shipments of our most recent iteration of our Obalon Balloon System, Obalon Navigation System and Obalon Touch Inflation Dispenser in the United States in the first quarter of 2019. In 2019, we fundamentally changed our commercialization efforts by eliminating our field sales force and commencing operation of the first Company-managed retail treatment center. All of our revenue prior to initial operations of the retail treatment center was attributable to sales of our Obalon Balloon System including its component parts and accessories. In the future, while we expect to continue to generate some sales of our products to physicians through a centralized customer support model, we anticipate deriving the majority of our U.S. revenue from our Company-owned or managed Obalon-branded retail treatment center model. Through 2016, our primary commercial sales experience was limited to sales to distributors in a limited number of countries outside the United States. Our limited operating and commercialization experience in what we expect will be our primary market and our reliance on a new retail commercialization strategy make it difficult to evaluate our current business and predict our future prospects. Throughout 2019, we began phasing out our prior generation Obalon balloon system that uses x-ray technology to place balloons and intend to only sell versions of the Obalon Balloon System that use the Obalon Navigation System to place balloons. In the centralized customer support model for physicians, use of the Obalon Navigation System requires the physician to make a capital purchase of the Navigation console and Obalon Touch Dispenser.. We cannot assure you that our current physician customers will be willing to make that purchase, and if we cannot transition physicians who currently use the prior generation Obalon balloon system to the Obalon Navigation System, we may experience a further decline in physician generated sales. A number of factors that are outside our control may contribute to fluctuations in our financial results, including:

•	patient demand for our Obalon Balloon System, including the rate at which patients seek treatment from physicians, at our Company-owned or managed Obalon-branded retail treatment centers or otherwise;

•	the degree of success we experience in commercializing our Obalon Balloon System with both the Company-owned or managed Obalon-branded retail treatment centers and centralized customer support model;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon Balloon System, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon Balloon System;

•
any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued three Letters to Health Care Providers warning them about the use of liquid-filled intragastric balloons citing potential risks, including death;

•	our ability to develop, finance, obtain regulatory approval for, and successfully launch our next generation products and the success of our next generation products in the marketplace;

•	our ability to develop, obtain regulatory approval for, and successfully manage the Company-owned or managed Obalon-branded retail treatment center;

•	our ability to service and maintain equipment such as the Obalon Navigation System;

•	our ability to maintain our current or obtain further regulatory clearances, licenses or approvals;

•	delays in, or failure of, product and component deliveries by our third-party suppliers and single-source suppliers;

•	willingness of physicians to purchase the capital equipment required to place balloons using the Obalon Navigation System;

•	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

•	introduction of new procedures or products for treating patients who are obese or overweight that compete with our product;

•	adverse changes in the economy that reduce patient demand for elective procedures;

•	performance of our international distributor; and

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

We do not own and we do not intend to own any of the real property where our Company-owned or managed centers will operate. We expect to lease the spaces for the Company-owned or managed centers we intend to open in the future. We may not be able to locate appropriate properties and obtain leases in a timely manner, on favorable terms or at all. If a future Company-owned or managed center is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close centers in desirable locations. These potential increases in occupancy costs and the cost of closing Company-owned or managed centers could materially adversely affect our business, financial condition or results of operations.
Patients may be slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments may further slow patient adoption. If any of these events were to occur, our business and prospects would be negatively affected.
Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small and immature. Currently, we are aware of only one other intragastric balloon available for sale in the United States, which was first commercially available in 2015. As a result, patient awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. To date, we have experienced limited penetration of this market, and our success depends in large part on our ability to further develop the currently small and immature intragastric balloon market, educate patients, and successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon Balloon System. In April 2019, as part of a restructuring, we eliminated our direct field sales force and transitioned to a centralized customer support model for our existing physician customers and focused our efforts on establishing our first company-managed Obalon-branded retail treatment center. We expect to continue investing in the various activities to develop the intragastric balloon market for the foreseeable future. Since we received PMA approval for the Obalon Balloon System in September 2016, we have launched various marketing campaigns to raise awareness of our Obalon Balloon System and its benefits among patients and physicians, but we cannot assure you that these efforts will be successful or that they will not prove to be cost-prohibitive.

Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon Balloon System. Since February 2017, the FDA has issued three separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA safety alert letters. While the alerts were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons, these alerts could create negative perceptions of the entire category and slow down the acceptance of the Obalon Balloon System. Medical professional associations, such as ASMBS, have or may publish positions to their memberships which may be favorable or unfavorable toward the use of intragastric balloons, or the Obalon Balloon specifically. Additionally, if patients undergoing treatment with our Obalon Balloon System perceive the weight loss inadequate or adverse events too numerous or severe as compared with the treatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon Balloon System to patients and physicians. As a result, demand for our Obalon Balloon System may decline or may not increase at the pace or to the levels we expect.

If we fail to grow our sales and marketing capabilities and develop widespread brand awareness cost effectively, our financial performance and business may suffer.

We have limited experience as a company in the sales and marketing of our products. Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we commenced commercial shipments of our Obalon Navigation System in the first quarter of 2019. In the fourth quarter of 2019, we opened our first Company-managed retail treatment center. We anticipate the United States and our Company-owned or managed Obalon-branded retail treatment center model to be our primary market focus going forward. We recently eliminated our direct sales force and now sell to physicians through a centralized customer support model. In the centralized customer support model, marketing and clinical support is provided from our corporate office. Marketing support may include media assets and leads generated from our Find-A-Doc locater. Training our applicable employees in use of our Obalon Balloon System and Obalon Navigation System to achieve the level of clinical competency expected by physicians, and to comply with applicable federal and state laws and regulations and our policies and procedures requires significant time, expense and attention. Our business may be harmed if there is excessive turnover in our employees or our efforts to train and retain our employees do not generate a corresponding increase in revenues. If we are unable to hire, develop and retain talented personnel or if new personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues sufficiently to offset the cost incurred.

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

Our ability to develop broader market acceptance of our Obalon Balloon System will depend to a significant extent on our ability to efficiently expand our marketing programs which create patient and physician demand for our product. We have in the past and plan to in the future, dedicate significant financial and other resources to our marketing programs. Our investments in marketing have varied over time and were significantly reduced as we transitioned to our new business strategies of centralized customer support for our physician customers and the Obalon-branded retail treatment centers. In September 2019, we reinitiated marketing programs to increase patient interest for the Obalon Center for Weight Loss™ treatment center. Our business will be harmed if our marketing efforts and expenditures do not generate a sufficient increase in revenue to offset their cost.

In addition, we believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving acceptance of our product and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract the patients necessary to realize a sufficient return on our brand-building efforts, or to achieve brand awareness that is critical for broad patient adoption of our Obalon Balloon System.
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
If patients are unable to successfully swallow the capsule or our balloon cannot otherwise be successfully deployed, patients may seek a refund or monetary damages in connection with the treatment.
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
We do not expect that patients will receive third-party reimbursement for treatment using our products. As a result, we expect that our success will depend on the ability and willingness of patients to pay out-of-pocket for treatment with our products.

Certain elective treatments, such as an intragastric balloon, are typically not covered by insurance. Accordingly, we do not expect that any third-party payers will cover or reimburse physicians or patients for the Obalon Balloon System. As a result, our success will also depend on the ability and willingness of patients to pay out-of-pocket for treatment with our products.

Our Company-owned or managed Obalon-branded retail treatment centers need to achieve a certain level of new patient treatments to be successful. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for elective treatments and could have an adverse effect on consumer spending. This shift could have an adverse effect on our net sales. Furthermore, consumer preferences and trends may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives and product innovations, which may reduce consumer demand for our products. The decision by a patient to elect to undergo treatment with the Obalon Balloon System may be influenced by a number of additional factors, such as:

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
Our financial performance will be materially harmed if we cannot generate significant patient demand for the Obalon Balloon System.
We do not expect revenue associated with sales to physician customers to represent a significant portion of our revenue for the foreseeable future.

We are currently focused on developing and growing our retail treatment center model and, as a result, we no longer directly market our products to physicians. While we continue to sell our products to physicians upon their request, unless and until we resume direct marketing activities aimed at physicians, we do not expect revenue associated with physician sales to be significant.
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

•
inability to develop the appropriate practice management programs, which include treatment protocols, nutritional counseling and patient management, to treat patients in a manner consistent with our treatment protocol;

•	long-standing relationships with competitors and distributors that sell other products and their competitive response and negative selling efforts;

•	lack of reimbursement for physicians providing treatment with our products;

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

Moreover, there is a learning process involved for physicians to become proficient in the use of our products. In addition, it is also critical for physicians to be educated and trained on best practices in order to achieve optimal results, including patient selection and eligibility criteria as well as complementary methods of use such as diet or behavioral modification programs. Convincing physicians to dedicate the time and resources necessary for adequate training is challenging, and we cannot assure you that we will be successful in these efforts. This training process may also take longer than we expect. If physicians are not properly trained in the use of our Obalon Balloon System, they may misuse or ineffectively use our products for the treatment of patients. As a result, patients have experienced adverse events and have not been able to enjoy the benefits of our system or achieve the weight loss outcomes they expected, leading to dissatisfaction and could lead to market rejection of our products. A physician's failure to follow our instructions for use or other misuse of our products in any stage of the treatment can result in, among other things, patient injury, adverse side effects, negative publicity or lawsuits against us. Any of these events could have an adverse effect on our business and reputation.

We have limited experience manufacturing our Obalon Balloon System and Obalon Navigation System in commercial quantities and may experience production delays or issues in our manufacturing organization and be unable to meet current or future demand.

Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We have limited experience in manufacturing the current Obalon Balloon System and all its related components in commercial quantities, and we will need to adjust our manufacturing capabilities in order to satisfy expected demand. We may find that we are unable to successfully manufacture these new products in sufficient quantities and expect manufacturing of the Obalon Navigation Balloon to be at a much higher per unit cost initially. We may need to adjust our manufacturing capabilities in order to satisfy expected demand for our Obalon Navigation balloon. In addition, the Obalon Navigation balloon with the Obalon Touch Inflation Dispenser utilizes a different catheter and dispenser configuration from our prior U.S. product, which we have limited experience manufacturing in commercial quantities.

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
As we have scaled manufacturing, we have experienced challenges in our ability to meet fluctuating commercial demand. While we have taken steps to address these challenges, we cannot assure you those steps will be sufficient or that additional challenges will not arise as we continue with the commercialization of our Obalon Balloon System and the recently commercialized Obalon Navigation System. If we continue to experience these challenges, our revenue could be impaired, our costs could increase, market acceptance for our product could be harmed and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture components of our Obalon Balloon System in quantities sufficient to meet expected demand would materially harm our business.

We depend on third-party suppliers, including single source suppliers, to manufacture some of our components and sub-assemblies, which could make us vulnerable to supply shortages, interruptions in production and price fluctuations that could harm our business.

We currently manufacture our Obalon Balloon System and some of its components and sub-assemblies at our Carlsbad facility and we rely on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers are single source suppliers. For example, we rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. We also rely on additional single source suppliers for components of our Obalon Navigation balloons and console, including sensors. These components are critical to our current and future products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers. Any concern regarding our current financial position or delay in our payments to suppliers, especially our key suppliers for the Obalon Navigation System console and balloon components, could negatively impact suppliers' perception of Obalon and result in delayed or canceled delivery of components, which could result in production challenges. Suppliers could also modify payment terms, including upfront cash payments. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay production and adversely affect our ability to fill product orders, service and maintain equipment with customers. For example, given that our Obalon Balloon System is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.

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
International sales represented 27.1% and 48.4% of our total revenue for the years ended December 31, 2019 and 2018, respectively. Bader Sultan & Bros. Co. W.L.L., or Bader, was previously the sole distributor of our prior generation Obalon balloon system in the Middle East and our sole international customer. In the first quarter of 2019, we completed final shipments of the prior generation product to Bader. The agreement with Bader was terminated in December 2019. In December 2019, we entered into a one-year distribution agreement with Al Danah Medical Company W.L.L., a distributor in Qatar. In the first quarter of 2019, we initiated shipments of the Obalon Balloon System to Al Danah. The significant reduction in international revenue in 2019 has had a significant impact on our financial performance. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.
We do not currently intend to devote significant additional resources in the near-term to market our Obalon Balloon System internationally, which will limit our potential revenue from our product.
Marketing our Obalon Balloon System outside of the United States would require substantial additional sales and marketing, regulatory and personnel expenses. As part of our longer-term product development and regulatory strategy, we may expand into other select international markets, but we do not currently intend to devote significant additional resources to market our Obalon Balloon System internationally. Our decision to market our product primarily in the United States in the near-term will limit our ability to reach all of our potential markets and will limit our potential sources of revenue. In addition, our competitors will have an opportunity to further penetrate and achieve market share outside of the United States until such time, if ever, that we devote significant additional resources to market our product internationally. We have not submitted to the Competent Authority for CE-marking of the Obalon Navigation System or Obalon Touch Inflation Dispenser. Furthermore, given recent changes to the CE-mark process, which requires additional filings, the CE Mark for the prior version of the Obalon balloon system will not be renewed in May 2020.
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co., Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the Lap-Band from Apollo Endosurgery, Inc. and currently sells that device worldwide). We are aware of only one FDA approved, commercially marketed liquid-filled balloon device for treating overweight people, the ORBERA Balloon by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial and is pending FDA approval. Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is currently engaged in a U.S. clinical trial. We also compete against non-balloon treatments including Aspire Bariatrics' ApireAssist device and a technology developed by Gelesis known as the Plenity device, that is intended to expand in the stomach by absorbing water to create the feeling of satiety. Gelesis's Plenity device was cleared by FDA in 2019. Also in 2019, BAROnova gained FDA PMA approval in the U.S. for its transpyloric shuttle, a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.

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
We manufacture and assemble our Obalon Balloon System in our single manufacturing facility in Carlsbad, California. Our products consist of components sourced from a variety of contract manufacturers and suppliers, with final assembly completed at our facility. In early 2019 we began commercial manufacturing of our current generation Obalon Balloon System and all of its related components. We have limited experience manufacturing these products, which could result in supply shortages or interruptions. The Obalon Navigation System console is entirely manufactured by a single source supplier and shipped to our single manufacturing facility in Carlsbad, California. Our facility and equipment, or those of our suppliers, could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, hurricane, terrorism, flooding and power outages. Any of these may render it difficult or impossible for us to manufacture products for an extended period of time. If our facility is inoperable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, it could be costly and time-consuming to repair or replace our facilities and the equipment we use to perform our research and development work and manufacture our products, particularly as the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems would require FDA review and approval of a PMA supplement. In June 2019 we initiated a facility reduction plan which included consolidating certain functions of manufacturing. There were certain quality system requirements we needed to satisfy in order to restart our manufacturing operations. The quality system requirements were satisfied in July 2019 and manufacturing operations resumed.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.
Our success largely depends upon the continued services of our executive management team and key employees and the loss of one or more of our executive officers or key employees could harm us and directly impact our financial results. Although we have entered into employment agreements with some of our executive officers and key employees, each of them may terminate their employment with us at any time. Changes in our executive management team resulting from the hiring or departure of executives could disrupt our business. In the second quarter of 2019, Kelly Huang resigned from his role as President and Chief Executive Officer and William Plovanic, the Chief Financial Officer at the time, was appointed to fill the role of President. In the fourth quarter of 2019 we promoted William Plovanic to Chief Executive Officer from his prior role of Chief Financial Officer and he has continued to serve as President. In the fourth quarter of 2019, we also promoted Nooshin Hussainy to Chief Financial Officer from her prior role of Vice President

Finance and Controller. Andrew Rasdal continues to serve as Executive Chair of the Board of Directors, the role to which he was appointed in January of 2019.
We do not currently maintain key personnel life insurance policies on any of our employees.
To execute our business and growth plan, we must attract and retain highly qualified personnel. Competition for skilled personnel is intense, especially for engineers with high levels of experience in designing and developing medical devices and for sales and marketing personnel with experience selling and marketing directly to patients and physicians and/or institutions. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
In April 2019, we announced an organizational restructuring, which eliminated our direct field sales force and reduced our headquarters staff, which included the loss of our Vice President of Quality Assurance, and in June 2019, our Vice President of Research and Development accepted a voluntary separation package. In August 2019, our Vice President of Marketing accepted a voluntary separation package and we accepted the resignation of our Vice President of Operations. Our Chief Retail Officer assumed the responsibilities for the Vice President of Marketing, our Chief Quality Assurance, Clinical & Regulatory Affairs Officer assumed the responsibilities for the Vice President of Quality Assurance, and our Chief Technology Officer assumed responsibilities for the Vice President of Operations. Replacing these individuals, and other executive officers and key employees that may depart, has been difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize medical devices. Retention of key employees may be impacted by the recent decreases in our stock price, which results in smaller current values of employee retention grants.

Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees, particularly in the San Diego area, are particularly focused on the value of the stock awards they receive in connection with their employment. As a result, the current market price of our common stock, in particular as it relates to exercise prices of our outstanding options, limits our ability to retain existing employees and makes it difficult to attract additional highly skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.
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
In the future, our Obalon Balloon System may be subject to product recalls that could harm our reputation and business.
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
Depending on the corrective action we take to redress a device product’s deficiencies or defects, the FDA may require us, or we may decide to, obtain new approvals, clearances, or other marketing authorizations for the device before we may market or distribute the corrected device. Seeking such authorizations may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, Form 483s, product seizure, injunctions, administrative penalties, or civil or criminal fines.
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
We also may be subject to claims against us due to actions of others. We rely on physicians in connection with the placement and subsequent removal at the end of the six-month treatment period of our Obalon balloon. If these physicians are not properly trained, are negligent, or willfully decide not to follow the instructions for use, the capabilities of our products may be diminished or the patient may suffer critical injury. We may face negative consequences from misconduct of physicians despite our best efforts to remediate situations arising from negligence of the physicians and may also face negative consequences from nonconformity of patient therapy. We may also be subject to claims that are caused by the activities of our suppliers, such as those who provide us with components and raw materials. This risk exists even if a device or product is cleared or approved for commercial sale by the FDA or other foreign regulators and manufactured in facilities registered with and regulated by the FDA or an applicable foreign regulatory authority.
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
We have established two Company-managed Obalon-branded retail treatment centers and intend to establish additional Company-owned or managed Obalon-branded retail treatment centers, where medical services will be provided to the public, which will expose us to the risk of professional liability and other claims. In recent years, physicians have become subject to an increasing number of lawsuits alleging malpractice and related legal claims. Some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could be asserted against us and/or our affiliated physicians. Any litigation, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we will not be making patient care or treatment decisions at the Company-owned or managed Obalon-branded retail treatment centers, it could be asserted that we should be held liable for the malpractice of a physician using our products at a Company-owned or managed Obalon-branded retail treatment center. In addition, we could incur reputational harm or negative publicity in relation to a material malpractice or care-related injury. Malpractice lawsuits and claims can also lead to increased scrutiny by regulatory authorities and other third parties. Some plaintiffs have asserted allegations of corporate practice of medicine or prohibited fee splitting in connection with malpractice claims. There can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. Professional liability insurance, moreover, can be expensive and varies from state to state and there can be no assurance that professional liability insurance will be available to us or our affiliated physicians at costs acceptable to us or at all.
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
Since February 2017, the FDA has issued three separate letters (known as Safety Alerts) to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. While the Safety Alerts were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons, these adverse events could result in the FDA taking action against the entire intragastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.

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
In our Company-managed Obalon-branded retail treatment centers payment is collected from the patient in advance of initiation of treatment and payments will be handled the same way for any future Company-owned or managed Obalon-branded treatment centers. Third party financing is offered at the Obalon Center for Weight Loss™ by companies that specialize in that service. If patients are not satisfied with the outcome of the treatment, or experience complications or early removals, they may request refunds. We reserve for sales returns as a reduction of revenue. If we experience a higher than expected request for refunds, it could have a negative impact on our revenue or results of operations.
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
In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the obtainment of the right to affix the Certificat de Conformité, or CE, mark in the European Union, the submission to the FDA of an IDE application, PMA application, or PMA supplement, the enrollment of patients in clinical trials, the release of data from clinical trials, and other clinical and regulatory events. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.
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

•
the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory, and there may be side effects from device malfunctions of similar products already in the market that change the FDA's view toward approval of new or similar PMAs or result in the imposition of new requirements or testing;

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
Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the trial patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product. In addition, patients participating in our clinical trials may drop out before completion of the trial or suffer adverse medical events or death whether related or not to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delay, or result in the failure of the clinical trial.
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
We hold a number of insurance policies, including directors' and officers' liability insurance, product liability insurance, business interruption insurance, medical malpractice, property insurance and workers' compensation insurance. The cost of maintaining directors’ and officers’ liability insurance and product liability insurance on implantable medical devices has increased substantially over the past few years and could continue to increase, due to general market trends, as part of an evaluation of our specific loss history and other factors. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become economically impractical or become unavailable to us due to exhaustion of the coverage or any other reason, we would be required to operate our business without indemnity from commercial insurance providers.
Our ability to utilize our net operating loss carryovers may be limited.
At December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of approximately $147.9 million and $114.6 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $59.7 million of net operating losses generated after 2017. Federal net operating losses generated in 2018 and beyond carryover indefinitely and may be generally be used to offset up to 80% of future taxable income. We also had federal and California research and development tax credit carryforwards totaling $3.4 million and $2.7 million respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.
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
Our Obalon Balloon System, Obalon Navigation System, and Obalon Touch Inflation Dispenser are medical devices that are subject to extensive regulation by the FDA in the United States and by regulatory agencies in other countries where we do business. We will be required to timely file various reports with the FDA, including reports required by the medical device reporting regulations, or MDRs, that require that we report to the regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed timely, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
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
In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in approximately 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we restarted enrollment and as of December 31, 2019 we enrolled 187 patients. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for approximately 4,000 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We began enrollment of the Obalon Navigation System post-approval study in December 2019. The product labeling for any product subject to a post-approval study must be updated and submitted in a PMA supplement as results, including any adverse event data, from the post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. Moreover, if post-approval studies of our products reveal unanticipated adverse effects, increases in the incidence of anticipated adverse effects, or device failures, and we are required to modify the approved labeling for our products to include such adverse findings, such labeling modifications could have a materially adverse effect on our ability to market and sell the affected products.
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
Further, the FDA and European regulatory authorities strictly regulate the indications for use and associated promotional safety and effectiveness claims, including comparative and superiority claims vis a vis competitors’ products, that may be made about products, such as the Obalon Balloon System. In particular, a medical device may not be promoted for uses or indications that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For example, we will not be able to promote or make claims for the Obalon Balloon System for the treatment of patients outside of the BMI ranges specifically approved by the FDA or other regulatory authorities. In the United States, we received FDA approval of the Obalon Balloon System for temporary use to facilitate weight loss in adults with obesity (BMI of 30 to 40) who have failed to lose weight through diet and exercise. The Obalon Balloon System is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. Our pivotal trial inclusion and exclusion criteria included patients with a BMI of 30 to 40; thus, our approved labeling is limited to the same BMI range. We also will not be able to make comparative or superiority claims for the Obalon Balloon System versus other products without scientific data supporting or establishing those claims, including possibly data from head-to-head clinical trials if appropriate. Our CE mark label includes patients with a BMI of 27 or greater. As a part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post-approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we restarted enrollment and as of December 31, 2019 we enrolled 187 patients. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study of up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System as it relates to acute balloon placement including deployment. We began enrollment of the Obalon Navigation System post approval study in December 2019. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies, obtaining results different than our pivotal trial results or failure to comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.

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

•
Transparency Laws. There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals and entities. For example, the Physician Payment Sunshine Act, imposes annual reporting requirements on certain manufacturers of drugs, medical devices, biologics and medical supplies with respect to payments and other transfers of value provided by them, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as with respect to certain ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information regarding all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on medical device manufacturers’ marketing practices, require reporting of marketing and pricing information, and require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities under certain circumstances.

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
HIPAA requires certain entities, referred to as “covered entities” (including most healthcare providers and health plans), to comply with established standards, including standards regarding the privacy and security of PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “Business Associates,” as such term is defined by HIPAA, which, among other things, obligate the Business Associates to safeguard the covered entity’s PHI against improper use and disclosure. In addition, a Business Associate may face significant statutory and contractual liability if the Business Associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. We believe that our Company-owned or managed treatment centers are required to be HIPAA compliant and have created the policies, procedures and completed training as required. We do not believe our corporate offices are required to be HIPAA compliant, but are nevertheless committed to maintaining the security and privacy of patients’ health information. Violation of HIPAA could result in the imposition of civil or criminal penalties.
Numerous other federal, state and foreign laws may apply that restrict the use and protect the privacy and security of PII, including health information. These include state medical privacy laws, state social security number protection laws, state breach notification laws, and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. For instance, In Europe, the GDPR, went into effect in May 2018 and imposes stringent data protection requirements for controllers and processors of personal data of persons within the EU. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.
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
Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act, which went into effect January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, including health data, along with increased patient demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.
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
As of December 31, 2019, we held 24 issued U.S. patents and had 19 pending U.S. patent applications, as well as 32 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 54 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of December 31, 2019, we held two registered U.S. trademarks and 41 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and no pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On February 5, 2020, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15,000,000 of our common stock. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement, including that the SEC has declared effective the registration statement filed with the SEC on February 7, 2020. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.
We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park under the Purchase Agreement. Sales of our common stock, if any, to Lincoln Park under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The public trading price for our common stock can be affected by a number of factors, including:

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;

•	successful execution of our new commercial strategy;

•	quarterly variations in our or our competitors' results of operations;

•	the results of our clinical trials;

•	unanticipated or serious safety concerns related to the use of any of our products or competitive liquid-filled intragastric balloon products;

•	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;

•	regulatory or legal developments in the United States and other countries;

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our business;

•	changes in the structure of healthcare payment systems;

•	our commencement of, or involvement in, litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	negative publicity, such as whistleblower complaints, about us or our products;

•	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation;

•	ability to meet Nasdaq minimum listing requirements; and

•	developments in our industry.

In recent years, the stock markets generally and the stock prices of many companies in the medical device industry have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it and you may lose some or all of your investment.
If we fail to meet all applicable Nasdaq Global Market requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
Nasdaq monitors our ongoing compliance with its minimum listing requirements and if we fail to meet those requirements and cannot cure such failure in the prescribed period of time, our common stock could be subject to delisting from the Nasdaq market. On May 15, 2019, we received a written notification from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, which reported our stockholders’ equity as $6,518,000, which is below the minimum of $10,000,000 in stockholders’ equity required for continued listing. On May 16, 2019, we received a second written notification from Nasdaq notifying us that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that we were not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). We were able to regain compliance with both of these listing requirements prior to Nasdaq actually delisting our common stock; however, there can be no assurance that we will maintain compliance with these or any other Nasdaq listing rules, in which case Nasdaq could determine to delist our common stock.

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
To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to the Purchase Agreement with Lincoln Park. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. Persons who were our stockholders prior to our initial public offering, or IPO continue to hold a substantial number of our common stock that many of them are now able to sell in the public market. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to Lincoln Park, you may not agree with how we use the proceeds and the proceeds may not be invested successfully.
Our management will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to Lincoln Park, and we could use them for purposes other than those contemplated at the time of commencement of the offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
As of December 31, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21% of our outstanding capital stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
We are subject to securities class action litigation.

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation.

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

On December 12, 2019, a purported stockholder submitted a formal demand letter to the Board asserting similar alleged wrongdoing as alleged in the securities class action and demanding that the Board investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company.  The Board’s review of the demand is on-going.

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
As of February 27, 2020, we have entered into 3 leases for Obalon-branded retail treatment centers in California, encompassing an aggregate of approximately 6,725 square feet with terms expiring between 2021 and 2025.

ITEM 3.     Legal Proceedings
From time to time, we are involved in legal proceedings in the ordinary course of business.

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. We believe the remaining claims in the complaint are without merit and intend to defend vigorously against them.

ITEM 4.     Mine Safety Disclosures
None.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The NASDAQ Global Market on October 6, 2016 and trades under the symbol “OBLN.” Prior to October 6, 2016, there was no public market for our common stock.
Holders of Record
As of February 18, 2020, there were approximately 38 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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

Through December 31, 2019, all of the net proceeds have been used primarily for the commercialization of our Obalon Balloon System, continued research and development efforts, working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Consolidated Financial Data
We have derived the following selected consolidated statement of operations data for the years ended December 31, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Please read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue:
Revenue	$3,281	$9,101	$9,914	—
Revenue, related party	—	—	—	3,393
Total revenue	3,281	9,101	9,914	3,393
Cost of revenue	2,950	5,423	4,829	2,809
Gross profit	331	3,678	5,085	584
Operating expenses:
Research and development	6,893	10,697	10,647	9,872
Selling, general and administrative	16,668	29,946	28,829	10,217
Total operating expenses	23,561	40,643	39,476	20,089
Loss from operations	(23,230)	(36,965)	(34,391)	(19,505)
Interest expense, net	(385)	(226)	(135)	(477)
Loss from change in fair value of warrant liability	—	—	—	(466)
Other expense, net	(61)	(189)	(239)	(19)
Net loss	(23,676)	(37,380)	(34,765)	(20,467)
Other comprehensive income (loss)	—	5	(4)	(1)
Net loss and comprehensive loss	$(23,676)	$(37,375)	$(34,769)	$(20,468)
Net loss per share, basic and diluted(1)	$(5.03)	$(19.64)	$(20.80)	$(48.47)
Weighted-average common shares outstanding, basic and diluted(1)	4,706,775	1,903,734	1,671,796	422,324

(1)
See Note 4 to our audited financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2019	2018	2017	2016
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$14,055	$23,735	$44,400	$75,475
Working capital	14,258	11,416	41,744	73,469
Total assets	20,393	30,386	53,101	78,778
Term loan	—	9,930	9,922	9,881
Accumulated deficit	(172,430)	(148,754)	(111,374)	(76,609)
Total stockholders’ equity (deficit)	15,849	13,107	35,113	64,305

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
OVERVIEW

We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat people with obesity. Our current product offering is the Obalon Balloon System, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in patients with obesity. We believe the Obalon Balloon System offers patients and physicians benefits over prior weight loss devices including, but not limited to: a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics for patients.

The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. We believe the Obalon Balloon System provides a cost-effective, reversible and repeatable weight loss solution in an outpatient setting, without altering patient anatomy or requiring surgery.

The current generation of our Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, which is a combination of hardware and software used to track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas. Placement of a balloon typically occurs in less than 15 minutes and can be accomplished in an outpatient setting. Patients receive a total of three balloons over the course of eight to 12 weeks and all balloons are removed six months after the first balloon is placed.

In clinical studies, the Obalon Balloon System has demonstrated progressive weight loss with durable results. In addition, data presented from our commercial registry demonstrates greater weight loss in the commercial setting as compared to clinical studies. In our SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the entire six-month balloon treatment period, and maintained, on average, 89.5% of the weight loss six months after balloon removal.

In December 2018, data from our commercial registry was analyzed on more than 1,300 patients at 108 treatment sites. For those patients who received three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in 9.9% reduction in total body weight and a 3.5 point decrease in BMI compared to baseline values. Of note, the top quartile of those patients lost an average of 39 pounds, resulting in a 16.8% reduction in total body weight and a 6.2 point decrease in BMI compared to baseline values. Furthermore, in May 2019, analysis of data from our commercial registry was updated to include 1,411 total patients from 143 treatment sites in the United States. In this larger data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight. Weight loss in the first months of therapy was the largest predictor of success.

We commenced U.S. commercialization of our prior generation Obalon balloon system in January 2017. In February 2019, we commercialized our current generation Obalon Balloon System with the Obalon Touch Inflation Dispenser and our Obalon Navigation System, which together are designed to make balloon placement more reliable, safer, easier and less expensive. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon.

When we commenced commercial operations, we relied on a direct sales force to sell our products directly to physicians, who would then sell weight loss treatment packages to their patients that included our balloon therapy, dietary counseling and balloon removal on a non-reimbursed, self-pay basis. In 2019, we began implementing a fundamental change to our commercialization efforts, pursuant to which we would establish Company-owned or managed Obalon-branded retail treatments centers. The transition commenced with the elimination of our direct sales force in connection with an overall workforce reduction in April 2019. Concurrent with that reduction, we transitioned to a centralized customer support model through which we sell to existing physician customers or new physicians that contact us directly to acquire the Obalon Balloon System and provide marketing and clinical support to those physicians. Marketing support may include media assets and leads generated from our Find-A-Doc locator and leads generated from our digital and off-line marketing efforts.

In September 2019, the first Company-managed Obalon Center for Weight Loss™, opened, in San Diego, California. In February 2020, a second Obalon-managed Obalon Center for Weight Loss opened in Orange County, California. At these Company-managed retail treatment centers, patients can be prescribed and received treatment with the Obalon Balloon System. Each treatment center is wholly-owned by a physician through a separate professional entity. As manager of the facility, we provide the office support, non-clinical staff, equipment, marketing support, and other administrative services to the center where patients receive the Obalon balloon therapy from licensed physicians. We intend to manage additional Obalon Centers for Weight Loss and, where permissible under state law, to open Company-owned treatment centers, where we would directly employ or contract with physicians and other healthcare professionals who prescribe and administer the treatments. We believe this model will contribute to standardization of both quality of care and patient pricing, and provide us greater operational and financial control of our business.

We intend to continue to drive patient awareness and interest in part through multiple efforts that may vary over time and may include digital, offline and social marketing. We estimate that there were more than 10.5 million views of our digital advertisements and more than 3.5 million views of our digital videos in 2019. We also estimate that visits to our website were 300,000 in 2019 and searches of our website for physicians capable of placing our Obalon Balloon System were over 43,000 in 2019. We also generated over 20,000 patient leads to our physician partners and the Obalon Center for Weight Loss™ treatment center in the United States during 2019. There was a significant reduction in spending for digital, offline and social marketing in the second quarter of 2019 due to the change in commercialization efforts. In the third quarter of 2019 we initiated digital marketing programs in support of the Obalon Center for Weight Loss™ treatment center.
We generated total revenue of $3.3 million and $9.1 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, our net loss was $23.7 million and $37.4 million, respectively. We have not been profitable since inception, and as of December 31, 2019, our accumulated deficit was $172.4 million. From inception through December 31, 2019, we have financed our operations primarily through private placements of our preferred stock, the sale of common stock in our IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements.
In August 2019, we issued and sold an aggregate of (i) 2,427,500 shares of our common stock, (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock, (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. The offering was made pursuant to a registration statement on Form S-1. As of December 31, 2019, we had cash and cash equivalents of $14.1 million. During the second quarter of 2019, we paid down $15.0 million of the principal balance due under our loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and during the third quarter of 2019, we paid down the remaining $5.0 million of principal balance due under the loan and security agreement, thereby removing the risks and restrictions of carrying long-term debt.
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
Our consolidated financial statements as of and for the year ended December 31, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For fiscal years 2019 and 2018, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States, sales of our Obalon Balloon System to our Middle East distributors, and sales from patients treated at our Company-managed Obalon-branded retail center.
Prior to December 31, 2016, all of our sales were outside the United States. In January 2017, we shifted our focus to commercialization efforts in the United States and recognized our initial U.S. revenue. We will continue to focus on selling our Obalon Balloon System in the United States, which we anticipate to be our primary market. However, in the fourth quarter of 2019, we recognized revenue from the sale of product to an international distributor. In April 2019, we restructured operations and eliminated the field sales force, and transitioned to a centralized customer support model to support our physician customers. To date we have experienced limited penetration of the U.S. market, and the degree to which our revenue will increase depends on many factors, including our ability to develop the Company-owned or managed Obalon-branded treatment center model, our ability to develop the intragastric balloon market (which is currently small and immature), acceptance of our current Obalon Balloon System and its future iterations by doctors and patients, our ability to scale production in a cost effective manner, the emergence of competing products, actions by regulatory bodies and general economic trends. The amount of revenue and timing of revenue recognition may also be impacted by the customer incentive programs we decide to offer and the channels through which the revenue is derived.
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. SG&A expenses decreased in 2019 compared to 2018 due to overall headcount reductions and elimination of significant one-time charges executed in the second quarter of 2019, but could increase in absolute dollars in subsequent years in part due to the opening of new Company-owned or managed retail treatment centers. SG&A expenses are expected to vary as a percentage of total revenue for the foreseeable future.

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
Revenue recognition
We recognize revenue, in accordance with ASC 606, when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive in exchange for those products. Our revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.
Revenue is primarily generated from sales of the Obalon Balloon System to physicians and institutions in the United States, patients treated at the Obalon branded retail center, and sales to distributors in the Middle East. In sales to these customers, we recognize revenue upon shipment of its product as our standard contract terms dictate that control transfers to the customer upon shipment of its product. Invoicing typically occurs upon shipment and the time period between invoicing and when payment is due is not significant. Sales taxes collected are excluded from revenues. Shipping charges billed to customers are included in revenue and related shipping cost is included in cost of revenue. Our revenue contracts do not provide for maintenance. Revenue generated from the treatment centers that began treating patients in October 2019 is recognized as the distinct service performance obligations are delivered to customers. Commissions are considered incremental costs to obtain a contract with a customer and paid to salespeople when contracts are executed. Commissions from both private practice and treatment center revenues are recognized as a selling expense when incurred as the amortization period is one year or less.
The components of the Obalon Balloon System, in sales to physicians and Middle East distributors, are typically packaged in a kit and shipped to the customer at the same time, satisfying the majority of performance obligations in the contract. Revenues from the treatment center are recognized as we deliver the distinct performance obligations. We record deferred revenue at the treatment center whenever we receive cash payments prior to the fulfillment of the distinct performance obligations. We recognize revenue for any unsatisfied, distinct performance obligations, such as undelivered components, as they are satisfied based on the estimated standalone selling price of each performance obligation. We estimate the standalone selling price of each performance obligation by estimating the expected cost of satisfying that performance obligation plus an appropriate margin and also third-party evidence from certain performance obligations from treatment center revenues.

When we enter into contracts with multiple performance obligations, such obligations are generally satisfied within a short time frame of approximately three to six months after the contract execution date. We do not disclose the value of the unsatisfied performance obligations within our contracts.
We offer a swallow guarantee program in the United States where it may provide replacement balloons to customers when their patients are unsuccessful in swallowing an Obalon balloon, subject to certain requirements and restrictions. We consider the replacement balloons provided under this program as an additional performance obligation in the contract and we defer revenue related to the replacement balloons based on an expected swallow failure rate and then recognizes revenue when replacement balloons are provided.
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
Leases
Effective January 1, 2019, we adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. We have elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. We determine the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. We recognize a ROU asset for its operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment and term. We applied the new guidance to our existing facility lease at the time of adoption and recognized a ROU asset and lease liability of $1.2 million and $1.3 million, respectively, during the first quarter of 2019.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the statements of operations.
Variable Interest Entities
We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously assesses whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE.

RESULTS OF OPERATIONS

	Year ended December 31,
	2019	2018
Consolidated statements of operations data:
Revenue	$3,281	$9,101
Cost of revenue	2,950	5,423
Gross profit	331	3,678
Operating expenses:
Research and development	6,893	10,697
Selling, general and administrative	16,668	29,946
Total operating expenses	23,561	40,643
Loss from operations	(23,230)	(36,965)
Interest expense, net	(385)	(226)
Other expense, net	(61)	(189)
Net loss	(23,676)	(37,380)
Other comprehensive income (loss)	—	5
Net loss and comprehensive loss	$(23,676)	$(37,375)
Comparison of years ended December 31, 2019 and 2018
Revenue.    Revenue decreased $5.8 million to $3.3 million during the year ended December 31, 2019, compared to $9.1 million during the year ended December 31, 2018. During the second quarter of 2019, we fundamentally changed our commercialization efforts and restructured operations, eliminating the field sales force and transitioning to a centralized customer support model to support our existing physician customers. We launched the first Obalon branded retail center during September 2019, as part of our strategy of shifting towards a retail treatment center business model. As a result, revenue from U.S sales decreased $2.3 million stemming from selling fewer balloons in the U.S. Furthermore, sales to our Middle East distributors declined $3.5 million over 2018 sales outside the U.S.
Cost of revenue and gross profit.    Cost of revenue decreased $2.4 million to $3.0 million during the year ended December 31, 2019, compared to $5.4 million during the year ended December 31, 2018. The decrease in cost of revenue was primarily driven by the Company's shift towards the new retail center business model, which included reducing the volume of product sold to physicians and institutions. As a result of this change in strategy and reduced sales, we recognized a decrease to standard cost of revenue of $2.1 million as well as a decrease of $1.1 million in scrap, QA sampling, and excess and obsolete inventory reserve. In addition the April 2019 internal restructuring also resulted in a decrease of $1.4 million in labor expense. This was partially offset by an increase to inventory absorption of $2.2 million. Gross profit decreased $3.4 million to $0.3 million during the year ended December 31, 2019, compared to $3.7 million during the year ended December 31, 2018. Gross margin decreased to 10.1% during the year ended December 31, 2019, compared to 40.4% during the year ended December 31, 2018.
Research and development expenses.    R&D expenses decreased $3.8 million to $6.9 million during the year ended December 31, 2019, compared to $10.7 million during the year ended December 31, 2018. This decrease was primarily due to a decrease of $2.1 million in payroll related expenses and a decrease of $0.4 million in stock-based compensation expense both resulting from the April 2019 internal restructuring, a decrease of $0.6 million in costs associated with the development of the Obalon Navigation System which occurred during 2018, a decrease of $0.5 million in clinical trial expenses, a decrease of $0.1 million in travel expenses, and a decrease of $0.1 million due to a loss on fixed asset disposal which occurred during 2018.
Selling, general and administrative expenses.    SG&A expenses decreased $13.2 million to $16.7 million during the year ended December 31, 2019, compared to $29.9 million during the year ended December 31, 2018. This decrease was primarily attributable to a decrease of $5.7 million in marketing and advertising related expenses due to the shift in operations and change in business strategy, a decrease of $5.5 million in payroll related expenses, a decrease of $1.1 million in stock-based compensation expense, and a decrease of $1.1 million in variable compensation all related to the April 2019 internal restructuring. Furthermore, there was a decrease of $0.6 million in bad debt expense, and a decrease of $0.5 million in in legal, accounting fees and other charges incurred related to the investigation by our audit committee of whistleblower allegations utilizing outside counsel and a forensic accounting firm and securities litigation costs. The overall decrease was partially offset by an increase of $1.0 million in consulting fees associated with the change in business strategy as well as an increase of $0.3 million in general business expenses.

Interest expense, net.    Interest expense, net increased $0.2 million to $0.4 million during the year ended December 31, 2019, compared to $0.2 million during the year ended December 31, 2018. This increase was attributable to the draw down of $10.0 million in February 2019, which resulted in increased interest expense on outstanding debt during the year ended December 31, 2019 compared to the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2019, we had cash and cash equivalents of $14.1 million and an accumulated deficit of $172.4 million. Our primary sources of capital have been private placements of preferred stock, the sale of common stock in our IPO, and in subsequent public and private placements, and, to a lesser extent, the incurrence of debt. In August 2019, we raised $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us in a public offering of common stock and warrants. Additionally, during the second quarter of 2019, we paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank). During the third quarter of 2019, we paid the remaining $5.0 million of principal balance due under our loan and security agreement, thereby removing the risks and restrictions of carrying long-term debt.
Notwithstanding our recent financings, our current cash level raises substantial doubt about our ability to continue as a going concern and if we are not able to continue to raise sufficient capital, we will not be able to support ongoing operations.
Public Offering
On August 1, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of our securities, pursuant to which we issued and sold (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of our common stock , (iii) accompanying warrants to purchase up to 3,234,375 shares of our common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase of 37,500 shares of our common stock resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. Each share of common stock and each prefunded warrant was sold together with a purchase warrant entitling the holder to purchase 0.75 of a share of common stock. The common stock and accompanying purchase warrants were sold together at a public offering price of $4.00, and the pre-funded warrant and accompanying purchase warrants were sold at a public offering price of $3.999. The purchase warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the underwriter warrant has an exercise price of $5.00 per share, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The underwriter warrant is exercisable in February 2020 and expires on August 6, 2024. All of the pre-funded warrants were exercised during the third quarter of 2019. None of the purchase or underwriter warrants have been exercised as of December 31, 2019.

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
Equity Distribution Agreement
On December 27, 2018, we entered into the Equity Distribution Agreement, with Canaccord, pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $10.0 million through Canaccord, as our sales agent. Any shares sold pursuant to the Equity Distribution Agreement will be freely tradeable unless purchased by one of our affiliates.
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
As of December 31, 2019, the Company sold 377,615 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.

Lincoln Park Purchase Agreement
On December 27, 2018, we entered into a Purchase Agreement and Registration Rights Agreement, with Lincoln Park Capital Fund LLC, or Lincoln Park, pursuant to which we had the right, but not the obligation, to sell Lincoln Park, and Lincoln Park was obligated to purchase up to $20.0 million of our common stock, over the 36-month period that commenced in February 2019. We issued to Lincoln Park 22,818 shares of common stock as commitment shares in consideration for entering into the purchase agreement. As of December 31, 2019, we sold 356,122 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million.
In February 2020, we terminated the prior agreement with Lincoln Park and entered into a new Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock over a 36-month period.
See Note 13 for further details.
Loan and security agreement
In June 2013, we entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Square 1 Bank (predecessor in interest to Pacific Western Bank), which we subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
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

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year ended December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(22,866)	(29,432)
Investing activities	2,356	19,517
Financing activities	13,378	9,994
Net (decrease) increase in cash and cash equivalents	$(7,132)	$79
Net cash used in operating activities
During the year ended December 31, 2019, net cash used in operating activities was $22.9 million, consisting primarily of a net loss of $23.7 million, an increase in net operating assets of $3.3 million primarily related to a decrease in accrued compensation as a result of the April 2019 internal restructuring.. These items were further offset by non-cash charges of $4.1 million, consisting primarily of stock-based compensation expense, depreciation expense, and amortization expense of right-of-use assets.
During the year ended December 31, 2018, net cash used in operating activities was $29.4 million, consisting primarily of a net loss of $37.4 million, partially offset by a decrease in net operating assets of $2.6 million primarily related to a decrease in accounts receivable, partially offset by an increase in accrued compensation. These items were partially offset by non-cash charges of $5.4 million, consisting primarily of stock-based compensation expense.
Net cash provided by investing activities
During the year ended December 31, 2019, net cash provided by investing activities was $2.4 million, consisting primarily of maturities of short-term investments, partially offset by capital expenditures.
During the year ended December 31, 2018, net cash provided by investing activities was $19.5 million, consisting primarily of maturities of short-term investments, partially offset by purchases of short-term investments and capital expenditures.
Net cash provided by financing activities
During the year ended December 31, 2019, net cash provided by financing activities was $13.4 million, consisting primarily of proceeds from issuance of common stock (net of issuance costs) of $17.0 million, proceeds from the exercise of prefunded warrants of $6.4 million, and proceeds from the long-term loan of $10.0 million, offset by payments of the long-term loan of $20.0 million.
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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.
Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2019.
This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an Emerging Growth Company as of December 31, 2019, as defined in JOBS Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     Other Information
None.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.     Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.     Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Obalon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
San Diego, California
February 27, 2020

OBALON THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,055	$21,187
Short-term investments	—	2,548
Accounts receivable, net	285	870
Inventory	1,936	1,580
Other current assets	1,959	2,462
Total current assets	18,235	28,647
Lease right-of-use assets	1,077	—
Property and equipment, net	1,081	1,739
Total assets	$20,393	$30,386
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$648	$1,159
Accrued compensation	820	3,805
Deferred revenue	424	352
Other current liabilities	1,524	1,985
Current portion of lease liabilities	561	—
Current portion of long-term loan	—	9,930
Total current liabilities	3,977	17,231
Lease liabilities long-term	567	—
Other long-term liabilities	—	48
Total liabilities	4,544	17,279

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and December 31, 2018; 7,724,100 and 2,351,333 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8	2
Additional paid-in capital	188,271	161,859
Accumulated deficit	(172,430)	(148,754)
Total stockholders’ equity	15,849	13,107
Total liabilities and stockholders’ equity	$20,393	$30,386

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Year ended December 31,
	2019	2018
Revenue:
Revenue	$3,281	$9,101
Total revenue	3,281	9,101
Cost of revenue	2,950	5,423
Gross profit	331	3,678
Operating expenses:
Research and development	6,893	10,697
Selling, general and administrative	16,668	29,946
Total operating expenses	23,561	40,643
Loss from operations	(23,230)	(36,965)
Interest expense, net	(385)	(226)
Other expense	(61)	(189)
Net loss	(23,676)	(37,380)
Other comprehensive income	—	5
Net loss and comprehensive loss	$(23,676)	$(37,375)
Net loss per share, basic and diluted	$(5.03)	$(19.64)
Weighted-average common shares outstanding, basic and diluted	4,706,775	1,903,734

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	1,750,061	$2	$146,490	$(5)	$(111,374)	$35,113
Stock-based compensation	—	—	4,693	—	—	4,693
Issuance of common stock for cash upon exercise of stock options	4,582	—	53	—	—	53
Vesting of early exercised stock options	—	—	57	—	—	57
Issuance of common stock under ESPP	4,526	—	148	—	—	148
Issuance of common stock, net of issuance costs	572,269	—	10,418	—	—	10,418
Issuance of restricted stock awards, net of cancellations	19,895	—	—	—	—	—
Unrealized gain on short term investments	—	—	—	5	—	5
Net loss	—	—	—	—	(37,380)	(37,380)
Balance at December 31, 2018	2,351,333	$2	$161,859	$—	$(148,754)	$13,107
Stock-based compensation	—	—	2,983	—	—	2,983
Issuance of common stock for cash upon exercise of stock options	119	—	—	—	—	—
Vesting of early exercised stock options	—	—	58	—	—	58
Issuance of common stock and warrants, net of issuance costs	3,661,238	4	23,362	—	—	23,366
Exercise of warrants for the purchase of common stock	1,735,000	2	—	—	—	2
Cancellation of restricted stock awards	(26,910)	—	—	—	—	—
Issuance of round up common stock for reverse stock split	3,320	—	9	—	—	9
Net loss	—	—	—	—	(23,676)	(23,676)
Balance at December 31, 2019	7,724,100	$8	$188,271	$—	$(172,430)	$15,849

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018
Operating activities:
Net loss	$(23,676)	$(37,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	479	581
Stock-based compensation	2,983	4,693
Amortization of right-of-use asset	415	—
Loss on disposal of fixed assets	128	107
Accretion of investment discount, net	(2)	(50)
Amortization of debt discount	70	37
Change in operating assets and liabilities:
Accounts receivable, net	585	3,353
Inventory	12	(162)
Other current assets	411	98
Accounts payable	(543)	70
Accrued compensation	(2,985)	(689)
Deferred revenue	72	(158)
Lease liabilities, net	(364)	—
Other current and long-term liabilities	(451)	68
Net cash used in operating activities	(22,866)	(29,432)
Investing activities:
Purchases of short-term investments	—	(9,102)
Maturities of short-term investments	2,550	29,901
Purchases of property and equipment	(194)	(1,282)
Net cash provided by investing activities	2,356	19,517
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	23,377	9,823
Proceeds from long-term loan, net of issuance costs	10,000	—
Fees paid in connection with fifth amendment to loan and security agreement	—	(30)
Repayments of long-term loans	(20,000)	—
Proceeds from common stock issued under employee stock purchase plan	—	148
Proceeds from sale of common stock upon exercise of stock options	1	53
Net cash provided by financing activities	13,378	9,994
Net (decrease) increase in cash and cash equivalents	(7,132)	79
Cash and cash equivalents at beginning of period	21,187	21,108
Cash and cash equivalents at end of period	$14,055	$21,187
Supplemental cash flow information:
Interest paid	$719	$642
Income taxes paid	$—	$7
Property and equipment in accounts payable	$32	$201
Unpaid issuance costs	$—	$250
Fair value of commitment shares issued	$—	$595
See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
The Company
Obalon Therapeutics, Inc., or the Company, was incorporated in the state of Delaware on January 2, 2008. The Company is a vertically-integrated medical device company focused on developing and commercializing innovative medical devices to treat obesity. Using its patented technology, the Company has developed the Obalon® balloon system, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in obese patients.
Basis of Presentation
The consolidated financial statements include the accounts of Obalon Therapeutics, Inc., and its wholly owned subsidiary, Obalon Center for Weight Loss, Inc.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the Company's accounts and accounts of its wholly-owned subsidiary. The Company also consolidates variable interest entities (“VIE”) for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entity” for further details. All intercompany transactions and balances have been eliminated in consolidation.
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
Liquidity
As of December 31, 2019, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $3.3 million and $9.1 million for the years ended December 31, 2019 and 2018, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of December 31, 2019, its accumulated deficit was $172.4 million. Since inception, the Company has financed its operations primarily through private placements of its preferred stock, the sale of common stock in its IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements. The Company expects to continue to incur net losses for the foreseeable future as it continues to launch Obalon-branded retail centers, and continues research and development efforts. As a result, there is substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of the consolidated financial statements for the year ended December 31, 2019.
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

In August 2019, the Company issued and sold an aggregate of (i) 2,427,500 shares of its common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock, (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock, for net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2019, the Company had cash and cash equivalents of $14.1 million. Additionally, during the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the loan and security agreement with Pacific Western Bank (as successor-in-interest to Square 1 Bank) and during the third quarter of 2019, the Company paid down the remaining $5.0 million of principal balance due under the loan and security agreement with Pacific Western Bank, thereby removing the risks and restrictions of carrying long-term debt. See Note 8 for further detail regarding the equity financing transactions.
In an effort to address the Company's liquidity concerns, and pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses, on April 2, 2019, the Company commenced an internal restructuring and notified approximately 49 employees, or approximately 50% of the Company's workforce, that their employment was terminated. This restructuring included the elimination of the Company's field sales force and a transition to more centralized customer support and marketing program strategy. Going forward, rather than focusing on selling to physicians, the Company has focused its commercialization efforts on the establishment and operation of Company-owned or managed Obalon-branded retail treatment centers. See Note 12 for further details regarding the restructuring activities.
The Company plans to use proceeds from the August 2019 public offering, equity distribution agreement and the Lincoln Park purchase agreement to the extent needed to fund operations. If the Company is unable to execute against its strategic plan, the Company may be required to delay the development of one or more of their products, delay clinical trials necessary to market their products, or delay establishment or expansion of sales and marketing capabilities. See Note 8 for further detail regarding the 2019 equity financing transactions.
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
Lincoln Park Purchase Agreement
In February 2020, the Company entered into a new purchase agreement with Lincoln Park Capital Fund, LLC. See Note 13 for further details.
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

Accounts Receivable
Receivables are unsecured and are carried at net realizable value including an allowance for estimated uncollectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical expense, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. The Company’s allowance for doubtful accounts was $0.5 million and $0.7 million at December 31, 2019 and 2018, respectively.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Year ended December 31,
Revenue	2019	2018
Customer A	19.7%	3.4%
Customer B	17.9%	48.4%
Customer C	—%	14.1%

Accounts Receivable	December 31, 2019	December 31, 2018
Customer A	20.8%	2.1%
Customer B	—%	—%
Customer C	—%	0.7%

The Company's largest customer for the year ended December 31, 2019 was a U.S. physician, and for the year ended December 31, 2018 the largest customer was its Middle East distributor in Kuwait.
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
Impairment of Long-Lived Assets
The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows, which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount and the fair value of the impaired asset. The Company did not recognize any material impairment losses for the respective years ended December 31, 2019 and 2018.
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

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the year ended December 31, 2019. The current and long-term portions of finance lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Finance lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.

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
Stock-Based Compensation
Stock-based awards issued to employees and directors, are recorded at fair value as of the grant date and recognized as expense on a ratable basis over the employee’s or director’s requisite service period (generally the vesting period). The fair value of incentive stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards and restricted stock units is estimated using the Company's stock price on the grant date. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
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
Revenue is primarily generated from sales of the Obalon Balloon System to physicians and institutions in the United States, patients treated at the Obalon branded retail center, and sales to distributors in the Middle East. In sales to these customers, the Company recognizes revenue upon shipment of its product as the Company's standard contract terms dictate that control transfers to the customer upon shipment of its product. Invoicing typically occurs upon shipment and the time period between invoicing and when payment is due is not significant. Sales taxes collected are excluded from revenues. Shipping charges billed to customers are included in revenue and related shipping cost is included in cost of revenue. The Company's revenue contracts do not provide for maintenance. Revenue generated from the treatment centers that began treating patients in October 2019 is recognized as the distinct service performance obligations are delivered to customers. Commissions are considered incremental costs to obtain a contract with a customer and paid to salespeople when contracts are executed. Commissions from both private practice and treatment center revenues are recognized as a selling expense when incurred as the amortization period is one year or less.

The components of the Obalon Balloon System, in sales to physicians and Middle East distributors, are typically packaged in a kit and shipped to the customer at the same time, satisfying the majority of performance obligations in the contract. Revenues from the treatment center are recognized as the Company delivers the distinct performance obligations. The Company records deferred revenue at the treatment center whenever the Company receives cash payments prior to the fulfillment of the distinct performance obligations. The Company recognizes revenue for any unsatisfied, distinct performance obligations, such as undelivered components, as they are satisfied based on the estimated standalone selling price of each performance obligation. The Company estimates the standalone selling price of each performance obligation by estimating the expected cost of satisfying that performance obligation plus an appropriate margin and also third-party evidence for certain performance obligations from treatment center revenues.
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
It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The warranty expense as of December 31, 2019 and 2018 was immaterial.
Advertising Costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense. Advertising costs for the years ended December 31, 2019 and 2018 were approximately $0.8 million and $3.8 million, respectively.
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

Potentially dilutive common stock equivalents are comprised of warrants, unvested restricted stock awards (RSAs), and unexercised stock options outstanding under the Company's equity plan.

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

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The new guidance permits, but does not require, companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. The Company adopted this standard in the first quarter of 2019, which did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements not yet adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.
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
Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$1,012	$1,012
Cash Equivalents:
Money Market Funds	13,043	13,043	—	—
Total assets	$14,055	$14,055	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$18,384	$18,384
Cash Equivalents:
Money Market Funds	2,803	2,803	—	—
Short-term investments:
U.S. Treasury bonds	2,548	2,548	—	—
Total assets	$23,735	$23,735	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2019 and 2018.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of the Company's long-term loan as of December 31, 2018 is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company's long-term loan approximates the current fair value as the interest rate and other terms are that which are currently available to the Company.

4.    Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Year ended December 31,
	2019	2018
Net loss	$(23,676)	$(37,380)
Weighted-average common shares outstanding, basic and diluted	4,706,775	1,903,734
Net loss per share, basic and diluted	$(5.03)	$(19.64)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2019	2018
Stock options to purchase common stock	8,900	38,352
Total	8,900	38,352

5.    Balance Sheet Details
Inventory consists of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$1,835	$1,090
Work in process	12	288
Finished goods	89	202
Total	$1,936	$1,580
Other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$1,890	$2,329
Interest receivable	0	12
Other assets	69	121
Total	$1,959	$2,462
Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Computer hardware	$263	$410
Computer software	291	274
Leasehold improvements	497	405
Furniture and fixtures	247	178
Scientific equipment	1,999	1,921
Construction in progress, or CIP	110	530
	3,407	3,718
Less: accumulated depreciation	(2,326)	(1,979)
Total	$1,081	$1,739

Depreciation expense for the years ended December 31, 2019 and 2018 was $0.5 million and $0.6 million for each period, respectively.

Other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued legal and professional fees	$412	$624
Accrued customer incentives	198	467
Accrued sales and other taxes	107	132
Returns reserve liability	315	214
Other accrued expenses	492	548
Total	$1,524	$1,985
6.    Term Loan

In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.
In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, the Company drew down on the remaining $10.0 million tranche. During the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the Loan Agreement. During the third quarter of 2019, the Company paid down the remaining $5.0 million of principal balance due under the term loan, thereby removing the risks and restrictions of carrying long-term debt. As of December 31, 2019, the Company had no outstanding borrowings under the Loan Agreement.

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
Upon repayment of the outstanding debt in full, the Loan Agreement was terminated and the Company is no longer subject to the covenants and restrictions set forth in the Loan Agreement. The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreement held with Pacific Western Bank were amortized to interest expense during the third quarter of 2019. As of December 31, 2019, there were no unamortized debt issuance costs due to the $15.0 million and $5.0 million payments on the Company's term loan in the second and third quarters of 2019, respectively.

7.    Stock-Based Compensation
Equity Incentive Plans
On October 4, 2016, the 2016 Equity Incentive Plan, or the 2016 Plan, became effective. The 2016 Plan serves as a successor to the 2008 Plan. The 2016 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. The Company reserved 223,673 shares of common stock for issuance as of January 1, 2019 under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan increases automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by the number of shares equal to 4% of the total outstanding shares of the Company's common stock and common stock equivalents as of the immediately preceding December 31. At December 31, 2019, 5,337 shares remained available for future grant under the 2016 Plan.

The Company determines the fair value of each stock option or award on the grant date and recognizes that fair value as stock-based compensation straight-line over the vesting term of the award. The Company estimates forfeitures at the time of grant based on historical data and records stock-based compensation only for options and awards expected to vest. The Company revises its forfeiture estimates on an at least annual basis and records any difference as a cumulative adjustment in the period the estimates are revised.
The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2019	2018
Cost of revenue	$(21)	$96
Research and development	739	1,141
Selling, general and administrative	2,265	3,456
Total	$2,983	$4,693
Unrecognized stock-based compensation expense at December 31, 2019 for all stock-based compensation pertaining to options was approximately $1.7 million. Expense associated with all stock-based compensation is expected to be recognized over a weighted-average term of 2.4 years.
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
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Year ended December 31,
	2019	2018
Assumed risk-free interest rate (1)	1.67% - 2.58%	2.31% - 3.10%
Assumed volatility (2)	55.07% - 65.21%	53.95% - 55.44%
Expected option life (3)	6.1 years	5.0 - 6.1 years
Expected dividend yield (4)	—%	—%

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

(4) The expected dividend yield was zero as the Company has not historically issued dividends and does not expect to do so in the foreseeable future.
The following table summarizes stock option transactions for the 2016 Plan for the year ended December 31, 2019

(in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	336,008	$58.29
Options granted	237,197	12.13
Options exercised	(118)	8.72
Options canceled	(54,619)	44.46
Outstanding at December 31, 2019	518,468	38.64	6.8	$12
Vested and expected to vest at December 31, 2019	475,431	$40.60	6.6	$9
Vested and exercisable at December 31, 2019	270,613	$52.72	6.1	$0.3
The weighted-average fair value of options granted during the year ended December 31, 2019 was $6.81. The intrinsic value of options exercised for the years ended December 31, 2019 and 2018 was immaterial and $0.1 million, respectively.
All options outstanding under the previous 2008 Stock Plan, or the 2008 Plan are exercisable under the early exercise provisions of the 2008 Plan. Options granted under the 2008 Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. There were no options early exercised for the years ended December 31, 2019 and 2018. For prior early exercised options, 1,383 shares remain unvested with an immaterial related liability recorded under other current liabilities on the Company’s consolidated balance sheet as of December 31, 2019.
Restricted Stock Awards
The following table summarizes restricted stock award transactions for the year ended December 31, 2019:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2018	61,198	$58.85
Awards granted	—	—
Awards released	(4,750)	71.50
Awards canceled	(26,924)	77.70
Outstanding at December 31, 2019	29,524	$39.64
The Company's current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company's common stock on the grant date. Unamortized expense of $0.1 million is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Plan for the year ended December 31, 2019:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	—	$—
Awards granted	55,574	11.70
Awards released	—	—
Awards canceled	—	—
Outstanding at December 31, 2019	55,574	$11.70	$106
Vested and expected to vest at December 31, 2019	51,894	$11.84	$99
The Company's current restricted stock units vest 100% at various terms from the grant date, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on the grant date. Unamortized expense of $0.2 million is expected to be recognized over a weighted-average period of 0.6 years.

Employee Stock Purchase Plan
On October 5, 2016, the 2016 Employee Stock Purchase Plan, or ESPP, became effective. The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods.  The Company reserved 74,520 shares of common stock for issuance under the 2016 ESPP. The number of shares reserved for issuance under the 2016 ESPP increases automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31.
The ESPP was suspended in 2019. There were no shares of common stock issued during the year ended December 31, 2019, and 4,526 shares of common stock issued during the year ended December 31, 2018 pursuant to the ESPP.
8.    Stockholders’ Equity

In June 2018, the Company amended its certificate of incorporation to reduce the authorized number of shares of common stock from 300,000,000 to 100,000,000.

Public Offering and related warrants

On August 1, 2019, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of the Company's securities, pursuant to which the Company issued and sold (i) 2,427,500 shares of common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock (“Pre-funded Warrants”), (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) (“Purchase Warrants”) and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock (“Representative Warrant”). The offering was made pursuant to a registration statement on Form S-1. The offering closed on August 6, 2019 resulting in gross proceeds of approximately $15.4 million. The Company incurred $0.7 million of legal, accounting, and other fees related to the offering. The shares of common stock and accompanying Purchase Warrants were sold at a public offering price of $4.00 per share, the Pre-funded Warrants and accompanying Purchase Warrants were sold at a public offering of $3.999. The Purchase Warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the Representative Warrant has an exercise price of $5.00, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The Representative Warrant is exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrants have been exercised as of December 31, 2019. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

Participation in Follow-on Offering

Certain of the Company’s directors, senior management and stockholders, including entities affiliated with holders of 5% or more of our capital stock and certain of our directors, purchased an aggregate of 670,312 shares of our common stock and warrants to purchase shares of our common stock in our follow-on offering of common stock and warrants to purchase shares of our common stock in August 2019 at the same price and on the same terms as the other purchasers in the offering and not pursuant to any pre-existing contractual rights or obligations.

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

The Company incurred $0.2 million of legal, accounting and other professional fees related to the Equity Distribution Agreement. These amounts are included as deferred charges within other current assets on the Company's condensed consolidated balance sheet as of December 31, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Equity Distribution Agreement. As of December 31, 2019, the Company has sold 377,615 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.

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

The Company incurred $0.8 million of commitment shares issued, legal, accounting, registration and other professional fees related to the Lincoln Park Purchase Agreement. These amounts are included as deferred charges within other current assets on the Company's balance sheet as of December 31, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Lincoln Park Purchase Agreement. As of December 31, 2019, the Company has sold 356,122 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million. No future issuances will occur under this agreement.

In February 2020, the Company entered into a new purchase agreement and registration rights agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company's common stock. In connection with entering into the new purchase agreement, the Company and Lincoln Park terminated the prior purchase agreement. Please see Note 13 for further details.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at December 31, 2019:

Stock options issued and outstanding	518,468
Restricted stock units issued and outstanding	55,574
Warrants for the purchase of common stock	3,271,875
Authorized for future option and ongoing vesting of award grants	5,337
Authorized for future issuance under ESPP	74,520
Total	3,925,774

9.    Income Taxes
The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	14	11
Total current provision	14	11
Deferred:
Federal	—	—
State	—	—
Total deferred provision	—	—
Income tax provision	$14	$11
The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate as of December 31, 2019 and 2018 are as follows (in thousands):

	Year ended December 31,
	2019	2018
Federal provision (benefit)
At statutory rates	$(4,971)	$(7,848)
Change in valuation allowance	4,985	7,859
Income tax provision	$14	$11
Significant components of the Company’s deferred tax assets and liabilities are as shown below (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$35,252	$28,708
Tax credits	5,493	4,898
Capitalized research and development costs	2,401	2,566
Other	2,724	2,458
Total gross deferred tax assets	45,870	38,630
Less valuation allowance	(45,578)	(38,630)
Total deferred tax assets	$292	$—

Deferred tax liabilities:
Other	$(292)	$—
Total deferred tax liabilities	$(292)	$—
A valuation allowance of $45.6 million and $38.6 million as of December 31, 2019 and 2018, respectively, has been established to offset the deferred tax assets as realization of such assets are uncertain.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $147.9 million and $114.6 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $59.7 million of net operating losses generated after 2017. Federal net operating losses generated in 2018 and beyond carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has federal and California research and development tax credit carryforwards totaling $3.4 million and $2.7 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire. The Company conducts research and experimentation activities, generating research tax credits for federal and state purposes under IRC Section 41. The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.
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
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon an audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $4.3 million and $3.6 million, respectively. There are no unrecognized tax benefits included on the consolidated balance sheet that would, if recognized, impact the effective tax rate, given the valuation allowance recorded against the deferred tax assets. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2019	2018
Balance at January 1	$3,609	$2,128
Additions based on tax positions related to current year	643	1,513
Additions based on tax positions related to prior years	—	—
Reductions for tax positions related to prior years	(2)	(32)
Balance at December 31	$4,250	$3,609
The Company is subject to taxation in the United States and various state jurisdictions. Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by the federal or any state tax authority.

10.    Commitments and Contingencies
Operating Leases
The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2021 and 2022. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the year ended December 31, 2019 were immaterial.

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
Future minimum annual lease payments under such leases were as follows as of December 31, 2019 (in thousands):

Operating leases:
2020	$537
2021	517
2022	117
Total undiscounted lease payments - operating leases	$1,171
Finance leases:
2020	$24
2021	24
Total undiscounted lease payments - finance leases	$48
Total undiscounted lease payments	$1,219
Less: imputed interest	$(91)
Lease liability	$1,128
Less: current portion of lease liability	$(561)
Lease liability, less current portion	$567

As of December 31, 2019, the Company’s remaining lease terms range from 1.6 to 2.3 years . Rent expense totaled and $0.6 million and $0.4 million for the year ended December 31, 2019 and 2018, respectively. The Company paid $0.5 million of cash payments related to its operating lease agreement for the year ended December 31, 2019.

Supplier Contracts
The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Pursuant to the Company's supplier agreement entered into in December 2018, the Company is obligated to purchase certain minimum quantities. These costs scale up as the Company's projected manufacturing volume increases. Under the terms of the agreement, the

Company can reduce the forecasted minimum quantities and is required to incur a holding fee for items manufactured by the supplier. This represents the one year minimum commitment of approximately $0.5 million as of December 31, 2019.

Termination of Stock Offering
On January 23, 2018, the Company issued a press release announcing the termination of its previously announced offering of common stock due to a purported whistleblower compliant, which was later found to be without merit. As of December 31, 2019, the Company did not record any liability associated with termination of the offering, and management believed that the likelihood is remote that the Company will incur material fees in the future.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. The Company believes the remaining claims in the complaint are without merit and intend to defend vigorously against them.

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

As the PC’s equity investment at risk is not sufficient to permit the entity to finance its activities without subordinated financial support, the PC is considered a variable interest entity. Although the Company does not own any equity interest in the PC, the Company holds the controlling financial interest as the sole funding source for the entity and through the ability to provide daily oversight. Therefore, the Company was determined to be the primary beneficiary of the PC and consolidated the PC’s balances and activity within its condensed consolidated financial statements.

For the year ended December 31, 2019, the PC recognized $0.2 million of deferred revenue associated with prepaid services at the treatment center, which is fully presented in the consolidated balance sheet of the Company at December 31, 2019.

12. Restructuring Charges
2019 Restructuring Activities
In the second quarter of 2019, the Company recorded restructuring charges of $1.1 million, which are comprised of the following components (in thousands):

Year Ended December 31,
2019
Employee separation costs	$1,008
Asset disposals	91
Total	$1,099
In April 2019, the Company notified approximately 49 employees whose employment will be terminated, or approximately 50% of its workforce, with the intent to refocus activities, streamline operations and make more efficient use of cash. As a result of the workforce reduction, the Company recorded a restructuring charge in April 2019 for termination benefits of $0.5 million which has been paid as of December 31, 2019. Additionally, as a result of the workforce reduction, the Company recognized a reversal of stock-based compensation expense of $0.8 million in April of 2019 and a $0.1 million restructuring charge in connection with the disposal of assets related to the terminated employees.
In May and June 2019, the Company accepted the voluntary resignations of its President and Chief Executive Officer and its Vice President of Research and Development. As part of the resignations, each former officer entered into a consulting agreement for a term of 12 months, which allows for the continuous vesting of stock awards held over the consulting term and a monthly, fixed consulting fee. No severance amounts were granted. The Company recorded a restructuring charge in June 2019 for the full consulting benefits of $0.6 million of which $0.3 million has been paid as of December 31, 2019. Additionally, the Company recognized the full stock-based compensation expense of $0.7 million for these two former officers.
No further restructuring charges were recorded in the third or fourth quarters of 2019. For the year ended December 31, 2019, the following restructuring charges were included in the consolidated statements of operations and comprehensive loss as follows (in thousands):

Year Ended December 31,
2019
Cost of revenue	$53
Research and development	370
Selling, general and administrative	676
Total	$1,099

Activity and restructuring charge reserve balance as of December 31, 2019 were as follows (in thousands):

Employee separation costs
Reserve balance at December 31, 2018	$—
2019:
Restructuring charges	1,099
Cash payments	(819)
Reserve balance at December 31, 2019	$280

13. Subsequent Events

Equity Incentive Plan Restricted Stock Unit Awards
On January 24, 2020, the Compensation Committee of the Company approved grants of restricted stock units under the 2016 Plan. Such restricted stock units were granted to certain executives at the Company in an aggregate amount of 816,081 restricted stock units, and may be settled in cash or stock in accordance with the terms of the awards. Each award will fully vest on the earlier of (i) December 31, 2022 and (ii) the consummation of a corporate transaction (as defined in the applicable award agreement), in each case, based on the achievement of stock price goals on the vesting date, subject to the executive's continued service with the Company through the vesting date.
Treatment Centers - Orange County, CA and Sacramento, CA
On January 24, 2020, the Company entered into a lease agreement with 1640 Newport Blvd. LP pursuant to which the Company has agreed to lease office space located in Orange County, at 1640 Newport Blvd. Costa Mesa, CA. The Company took possession of the office space on January 31, 2020, with the term of the lease agreement ending 62 months after such date, unless terminated earlier. The facility opened in February 2020. This facility serves as the second Obalon-branded treatment center location.
On January 30, 2020, the Company entered into a lease agreement with Daniel L and Lyn S Monahan Trust pursuant to which the Company has agreed to lease office space located near Sacramento, at 1211 Pleasant Grove, Suite 100, Roseville, CA 95678. The lease commenced on February 1, 2020, with the term of the lease agreement ending 64 months after such date, unless terminated earlier.
Lincoln Park Capital Fund, LLC Equity Line of Credit
On February 5, 2020, the Company entered into a new purchase agreement (the “Purchase Agreement”) and registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock, $0.001 par value per share (the “Common Stock”). The new Purchase Agreement replaces an existing purchase agreement, dated December 27, 2018, by and between the Company and Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $20.0 million of the Company’s Common Stock. In connection with entering into the new Purchase Agreement, the Company and Lincoln Park terminated the prior purchase agreement, effective February 5, 2020.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s Common Stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: February 27, 2020	by:	/s/ William Plovanic
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2020	by:	/s/ Nooshin Hussainy
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Plovanic and Nooshin Hussainy as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Plovanic	President and Chief Executive Officer and Director (Principal Executive Officer)	Date: February 27, 2020
William Plovanic

/s/ Nooshin Hussainy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: February 27, 2020
Nooshin Hussainy

/s/ Andrew Rasdal	Chairperson of the Board of Directors	Date: February 27, 2020
Andrew Rasdal

/s/ Kim Kamdar	Director	Date: February 27, 2020
Kim Kamdar

/s/ Ray Dittamore	Director	Date: February 27, 2020
Ray Dittamore

/s/ Douglas Fisher	Director	Date: February 27, 2020
Douglas Fisher

/s/ Les Howe	Director	Date: February 27, 2020
Les Howe

/s/ David Moatazedi	Director	Date: February 27, 2020
David Moatazedi

/s/ Sharon Stevenson	Director	Date: February 27, 2020
Sharon Stevenson

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated December 27, 2018, between Obalon Therapeutics, Inc. and Canaccord Genuity LLC	8-K	12/27/18	1.1
3.1	Restated Certificate of Incorporation	S-1	9/26/16	3.2
3.2	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	6/14/18	3.1
3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation	8-K	7/24/19	3.1
3.4	Restated Bylaws	S-1	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	9/9/16	4.2
4.3	Form of Warrant to Purchase Series C Preferred Stock	S-1	9/9/16	4.3
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	9/9/16	4.5
4.6	Securities Purchase Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	8/31/18	4.3
4.7	Registration Rights Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	8/31/18	4.4
4.8	Description of Registrant's Securities				X
4.9	Form of Pre-Funded Warrant	S-1/A	8/1/19	4.5
4.10	Form of Common Stock Purchase Warrant	S-1/A	8/1/19	4.6
4.11	Form of Representative's Warrant	S-1/A	8/1/19	4.7
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	9/9/16	10.2
10.3‡	2016 Equity Incentive Plan and form of award agreements thereunder	S-1	9/26/16	10.3
10.4‡	First Amendment to 2016 Equity Incentive Plan	10-K	2/22/19	10.4

10.5‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	9/26/16	10.4
10.6‡	Amendment to Obalon Therapeutics, Inc. 2016 Employee Stock Purchase Plan	8-K	5/4/18	10.1
10.7‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	9/26/16	10.11
10.8‡	Obalon Therapeutics, Inc. Director Compensation Program	10-Q	8/2/17	10.2
10.9‡	Form of CEO Retention Agreement	10-Q	11/10/16	10.6
10.10‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	11/10/16	10.7
10.11‡	Form of Non-Employee Director Option Agreement.	10-K	2/23/17	10.8
10.12‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	9/26/16	10.5
10.13‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	9/26/16	10.6
10.14‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	9/26/16	10.7
10.15‡	Offer Letter dated January 26, 2016 between the Company and William Plovanic	10-Q	5/10/17	10.1
10.16‡	Offer Letter dated August 14, 2017 between the Company and Kelly Huang	10-K	3/5/18	10.14
10.17‡	Form of Executive Retention Agreement (Non-CEO) (April 2018)	10-Q	5/10/18	10.1
10.18	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	9/9/16	10.8
10.19	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	2/23/17	10.13
10.20	Fourth Amendment to Lease dated May 31, 2018 between Gildred Development Company, DBA Ocean Point and Obalon Therapeutics, Inc.	8-K	6/5/18	10.1
10.26	Purchase Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	12/27/18	10.1
10.27	Registration Rights Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	12/27/18	10.2
10.28‡	Form of Restricted Stock Unit Award pursuant to the 2016 Equity Incentive Plan				X
10.29‡*	Consulting Agreement dated May 20, 2019 between the Company and Kelly Huang	10-Q	7/24/19	10.1
10.30‡*	Offer Letter dated May 26, 2019 between the Company and Robert MacDonald	10-Q	7/24/19	10.2
10.31‡*	Offer Letter dated November 15, 2011 between the Company and Nooshin Hussainy	S-1	2/7/20	10.31
10.32	Form of Securities Purchase Agreement	8-K	5/28/19	10.1
10.33‡*	Form of Restricted Stock Unit Award Agreement (Share and Cash Settlement) pursuant to the 2016 Equity Incentive Plan				X

10.34	Purchase Agreement, dated February 5, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	2/7/20	10.1
10.35	Registration Rights Agreement, dated February 5, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	2/7/20	10.2
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Portions of this exhibit has been omitted pursuant to Regulation S-K, Item 601(a)(6).

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.