Form 10-K/A
period 2019-12-31
OBALON THERAPEUTICS INC
filed 2020-04-29
CIK 1427570

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
Total shares of common stock outstanding as of the close of business on April 26, 2020 was 7,731,633 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Obalon Therapeutics, Inc. (the “Company,” “Obalon,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020 (the “Original Form 10-K”).
The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the date on which the Original Form 10-K was filed.

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance

Board of Directors
The following table summarizes the class, age, independence and committee membership of our directors as of April 15, 2020:

Name	Age	Position	Independent	Committee Membership
CLASS I DIRECTORS - Terms to Expire at the 2020 Annual Meeting
Douglas Fisher, M.D.	44	Director	X	Nominating and Corporate Governance
Sharon Stevenson, DVM Ph.D.	70	Director	X	Audit
William Plovanic*	51	President, Chief Executive Officer, and Director
CLASS II DIRECTORS - Terms to Expire at the 2021 Annual Meeting
Raymond Dittamore	77	Director	X	Audit Compensation (Chair)
Les Howe	75	Director	X	Nominating and Corporate Governance Audit (Chair)
David Moatazedi	42	Director	X	Audit Compensation
CLASS III DIRECTORS - Terms to Expire at the 2022 Annual Meeting
Kim Kamdar, Ph.D.	52	Director	X	Nominating and Corporate Governance (Chair) Compensation
Andrew Rasdal	61	Executive Chairman of the Board of Directors

* Became a Director of the Board in May 2019.

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
Raymond Dittamore has served as a member of our Board since March 2016. Mr. Dittamore retired in June 2001 as a partner of Ernst & Young LLP, an international public accounting firm, after 35 years of service. Mr. Dittamore served on the board of directors of QUALCOMM Incorporated, a semiconductor and telecommunications equipment company from December 2002 to March 2017. Mr. Dittamore also served on the board of directors of Life Technologies Corporation from 2001 until its acquisition by Thermo Fisher in 2014. Previously, Mr. Dittamore served on the board of directors of Gen-Probe Incorporation and Digirad Corporation. Mr. Dittamore holds a B.S. degree in accounting from San Diego State University. Our Board believes that Mr. Dittamore’s extensive auditing and accounting experience as well as his industry knowledge qualifies him to serve on our Board.
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
Andrew Rasdal has served as a member of our Board since June 2008, and as Executive Chairman of our Board since January 2019. Mr. Rasdal also served as our President and Chief Executive Officer from June 2008 to January 2019. Previously, Mr. Rasdal was the President and Chief Executive Officer at DexCom, Inc., a medical device company, from January 2002 until June 2007. Prior to DexCom, Mr. Rasdal served as President of Vascular and Senior Vice President for Medtronic, Inc., a medical technology development company, from 1999 to 2002. Prior to Medtronic, Mr. Rasdal served as Vice President of Marketing at Arterial Vascular Engineering, Inc. (acquired by Medtronic), a coronary stent company, from 1997 to 1999. Mr. Rasdal has also served in various senior positions at EP Technologies, Inc., SCIMED Life Systems, Inc. and Advanced Cardiovascular Systems, Inc. Mr. Rasdal holds a B.S. from San Jose State University and an M.M. from the Kellogg School of Management at Northwestern University. Our Board believes that Mr. Rasdal should serve as a director due to his deep understanding of our company and products and his significant experience in the medical technology industry.
William Plovanic has served as our Chief Executive Officer since October 2019, and as our President and a Class I director since May 2019. Mr. Plovanic has also served our Chief Financial Officer from March 2016 to October 2019. Previously, Mr. Plovanic served as Managing Director, Medical Technology Equity Research at Canaccord Genuity Inc., an investment bank, from February 2007 to March 2016. Prior to Canaccord Genuity, Mr. Plovanic served in various roles at First Albany Capital Inc. from February 2001 to February 2007, including as Managing Director, Equity Research. Mr. Plovanic holds a B.S. from Bradley University and is a CFA Charterholder. Our Board believes that Mr. Plovanic's extensive experience in the medical technology industry qualifies him to serve on our Board.

Information About Our Executive Officers

The following table identifies our executive officers as of April 15, 2020:

Name	Age	Position
William Plovanic	51	President, Chief Executive Officer, and Director
Andrew Rasdal	61	Executive Chairman
Mark Brister	58	Chief Technology Officer
Amy Vandenberg	44	Chief Quality Assurance, Clinical and Regulatory Affairs Officer
Nooshin Hussainy	62	Chief Financial Officer

The following is biographical information for our executive officers other than Mr. Plovanic and Mr. Rasdal, whose biographical information is included under "Board of Directors".
Mark Brister has served as our Chief Technology Officer since November 2016 and previously as Vice President of Research and Development since June 2008. Prior to joining us, Mr. Brister served as the Vice President of Research and Development for DexCom from 2003 to 2008. Prior to DexCom, Mr. Brister served as Vice President of Vascular Research and Development for Medtronic from 1999 to 2003. Prior to Medtronic, Mr. Brister served as Vice President of Research and Development and Director of Operations for Arterial Vascular Engineering from 1993 to 1999.

Amy VandenBerg has served as our Chief Clinical and Regulatory Affairs Officer since January 2019 and previously as Vice President of Regulatory Affairs since February 2012 and assumed the position of Vice President of Clinical and Regulatory Affairs in November 2014. Ms. VandenBerg joined us in 2008 as Director of Regulatory Affairs. Prior to joining us, Ms. VandenBerg held positions of increasing leadership at other medical device companies, including DexCom and Cygnus, Inc. Ms. VandenBerg has more than 20 years of experience with a focus on medical device quality systems and clinical affairs as well as domestic and international regulatory affairs. Ms. VandenBerg holds a B.S. from St. Mary’s College of California.
Nooshin Hussainy has served as our Chief Financial Officer since October 2019. Previously Ms. Hussainy served as Vice President of Finance from December 2011 until October 2019. Prior to joining us, Ms. Hussainy served as the Vice President of Accounting and Corporate Controller at GenMark Diagnostics, Inc., a molecular diagnostics company, from April 2010 to September 2011. Prior to GenMark Diagnostics, Ms. Hussainy served as the Vice President of Accounting and Corporate Controller at ACTIVE Network, LLC, a worldwide registration software and advertising company, from 2008 to 2010. Ms. Hussainy previously served as the Corporate Controller at DexCom from 2003 to 2008 and at Entropia, Inc. from 2001 to 2003. Ms. Hussainy has also served as the Assistant Controller at Thermolase Corporation. Ms. Hussainy holds a B.A. from National University.

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

Board Composition
Our Board currently consists of eight members: William Plovanic, Andrew Rasdal, Kim Kamdar, Ph.D., Raymond Dittamore, Douglas Fisher, M.D., Les Howe, Sharon Stevenson, DVM Ph.D., and David Moatazedi. As set forth in our Charter, the Board is currently divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve until the third annual meeting following election. Our Charter and Bylaws provide that the authorized number of directors may be changed only by resolution of the Board. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The classification of our Board may have the effect of delaying or preventing a change of our management or a change in control of our company. Our directors may be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding capital stock entitled to vote in the election of directors.

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

Communications from Stockholders
The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as she considers appropriate.
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

Board Leadership Structure
Our Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. At the current time, the Board has determined that the Company and its stockholders' best interests are served by Andrew Rasdal, former President and Chief Executive Officer, serving as Executive Chairman of the Board. Our Board has concluded that our current leadership structure is appropriate at this time as it allows our Chief Executive Officer and President, William Plovanic, to focus primarily on strategy, operations, organizational issues and business prospects, while allowing Mr. Rasdal to focus on management oversight, board leadership, risk oversight and governance related issues. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

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

The members of the Audit Committee are Messrs. Dittamore, Howe and Moatazedi and Dr. Stevenson. Mr. Howe serves as the Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and NASDAQ. Our Board has determined that Messrs. Dittamore and Howe are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee met four times in 2019.

ITEM 11.     Executive Compensation

Executive and Director Compensation

The following tables and accompanying narrative disclosure set forth information about the compensation provided to our Named Executive Officers during the year ended December 31, 2019, who were:

•	William Plovanic, President and Chief Executive Officer;

•	Andrew Rasdal, Executive Chairman of the Board, and Former Chief Executive Officer;

•	Mark Brister, Chief Technology Officer;

•	Kelly Huang, Former President and Chief Executive Officer; and

•	Amy Vandenberg, Chief Quality Assurance, Clinical and Regulatory Affairs Officer.

Effective January 2, 2019, Mr. Rasdal transitioned to Executive Chairman of the Board and Dr. Huang was appointed as our Chief Executive Officer. On May 20, 2019, Dr. Huang resigned as our Chief Executive Officer and Mr. Plovanic was promoted to President, Chief Financial Officer and was appointed to serve as a director on the Board. On October 19, 2019, Mr. Plovanic was promoted to Chief Executive Officer and retained his title as President and continued to serve as a director of the Board. Since his resignation in May 2019, Dr. Huang has continued to serve as a consultant to the Company.

On March 24, 2020, we announced a furlough with a temporary reduction in hours worked by 25% for all employees, including our Named Executive Officers: William Plovanic, Andrew Rasdal, Mark Brister and Amy Vandenberg. The furlough was effective as of March 30, 2020.

To the extent applicable, all disclosed share amounts reflect the 2.9-to-1 reverse stock split effected by the Company on September 23, 2016 and the 10-to-1 reverse stock split affected by the Company on July 24, 2019.
SUMMARY COMPENSATION TABLE

The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers for services rendered during the years ended December 31, 2019 and December 31, 2018. Mr. Brister and Ms. Vandenberg were not named executive officers for the year ended December 31, 2018, and therefore information in the table below is provided only with respect to their 2019 services.

Name and principal position	Year	Salary ($)	Bonus ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-equity incentive plan compensation	All other compensation ($)(5)	Total ($)
William Plovanic	2019	422,917	241,000(5)	—	290,708	—	994	955,619
President and Chief Executive Officer	2018	400,000	155,000	127,350	381,710	—	949	1,065,009
Andrew Rasdal	2019	325,000	—	200,001	—	—	994	525,995
Executive Chairman of the Board, Former Chief Executive Officer	2018	650,000	520,000	—	1,145,130	—	978	2,316,108
Mark Brister Chief Technology Officer	2019	367,500	35,000	—	139,180	—	994	542,674
Kelly Huang	2019	202,331	—	—	376,560	—	277,491	856,382
Former President and Chief Executive Officer	2018	432,000	—	183,950	305,368	199,800	4,242	1,125,360
Amy Vandenberg Chief Quality Assurance, Clinical and Regulatory Affairs Officer	2019	367,500	35,000	—	136,028	—	994	539,522
_________

(1)
Amounts represent cash incentives paid in 2020 with respect to 2019 performance, as determined by our Compensation Committee in its discretion. In addition, for Mr. Plovanic, includes a $200,000 bonus paid in connection with his promotion to Chief Executive Officer.

(2)	Amounts for 2018 represent cash incentives paid in January 2019 with respect to 2018 performance under our 2018 bonus plan.

(3)
The amounts shown represent the full grant date fair value of restricted stock awards and restricted stock unit awards granted to the Named Executive Officer in the applicable year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, rather than the amounts paid to or realized by the Named Executive Officer. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 7 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on February 22, 2019. There can be no assurance that unvested awards will vest (and, absent vesting, no value will be realized by the executive for the award).

(4)
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

(5)
Amounts represent company-paid life insurance premiums and long-term disability benefits for Messrs. Plovanic, Rasdal and Brister, Dr. Huang and Ms. Vandenberg. In addition, with respect to Mr. Huang, includes consulting fees payable pursuant to his consulting agreement.

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
As of January 1, 2019, the base salaries for Messrs. Plovanic, Rasdal and Brister, Dr. Huang and Ms. Vandenberg were $400,000, $650,000, $367,500, $432,000, and $367,500, respectively.
In connection with Mr. Rasdal’s transition to Executive Chairman of the Board and Dr. Huang’s promotion to Chief Executive Officer, Mr. Rasdal’s base salary decreased from $650,000 to $325,000 and Dr. Huang’s base salary was increased to $475,000, each effective January 2, 2019. Further, effective October 19, 2019, Mr. Plovanic’s base salary was increased from $400,000 to $510,000, in connection with his promotion to serve as Chief Executive Officer of the Company. In addition, in light of the uncertainties related to the COVID-19 pandemic, in March 2020, we temporarily reduced the base salaries of Messrs. Plovanic, Rasdal and Brister and Ms. Vandenberg by 25%.
We expect that base salaries for the Named Executive Officers will be reviewed periodically by our Compensation Committee, with adjustments expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.
Cash Incentive Payments
Annual Cash Incentive Program. In 2019, Messrs. Plovanic and Brister and Ms. Vandenberg were eligible to participate in our annual cash incentive compensation program under which cash incentive payments were awarded based on our corporate performance. For 2019, each had a target cash incentive opportunity equal to 45% of such executive’s base salary. In connection with Dr. Huang’s resignation as our Chief Executive Officer and Mr. Rasdal’s transition to Executive Chairman of the Board, neither executive was eligible to participate in the Company's 2019 executive bonus program.

Our 2019 bonus program was designed to provide bonus opportunities for our executive officers based on the achievement of corporate performance objectives. In 2019, these objectives included (i) financial, (ii) clinical and regulatory, and (iii) product quality metrics. The first goal was weighted at 50%, while the other two were weighted at 25% each.
Each performance goal had both a target measure and an “upside” measure; if the “upside” measure was attained then the executive was eligible to receive an increase in cash incentive payment equal to 10% of the executive’s base salary with respect to that measure.
Based on our 2019 performance, the corporate performance objectives were not achieved. However, our Compensation Committee decided to award discretionary cash bonuses to Messrs. Plovanic and Brister and Ms. Vandenberg to compensate them for their overall performance and efforts on behalf of the Company in 2019. The discretionary bonus amounts were $41,000 for Mr. Plovanic and $35,000 for each of Mr. Brister and Ms. Vandenberg; each is approximately 22% of the executive’s target bonus opportunity for 2019.

Promotion Bonus. In addition, in connection with his promotion to Chief Executive Officer in 2019, Mr. Plovanic received a one-time $200,000 bonus.
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
The following table sets forth the number of options granted to our Named Executive Officers in 2019. Share numbers and exercise prices reflect the 10-for-1 reverse stock split that occurred on July 24, 2019.

Name	Grant Date	Number of Options (#)	Option Exercise Price ($)
William Plovanic	1/2/2019	10,000(1)	23.00
William Plovanic	7/23/2019	30,000(2)	9.60
William Plovanic	10/25/2019	10,000(3)	1.75
Kelly Huang	1/2/2019	30,000(1)	23.00
Mark Brister	1/2/2019	10,000(1)	23.00
Mark Brister	7/23/2019	3,500(4)	9.60
Mark Brister	10/25/2019	13,000(1)	1.75
Amy Vandenberg	1/2/2019	10,000(1)	23.00
Amy Vandenberg	7/23/2019	3,500(4)	9.60
Amy Vandenberg	10/25/2019	10,000(1)	1.75

(1)	The option vests as to 1/48th of the shares underlying the option on each monthly anniversary of the grant date, subject to continued service.

(2)	The option vests as to 1/48th of the shares underlying the option on each monthly anniversary of May 20, 2019, subject to continued service.

(3)
The option vests as to (i) 1/4th of the shares underlying the option on the first anniversary of Mr. Plovanic’s appointment as Chief Executive Officer, October 25, 2019, and (ii) 1/48th of the shares underlying the option on each monthly anniversary of such date thereafter, subject to continued service.

(4)
The options vests in full on the day following the filing date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, based on the achievement of performance goals on or prior to December 31, 2019. Such performance goals were not achieved on or prior to December 31, 2019.

Additionally, in connection with his transition to Executive Chairman, Mr. Rasdal received an award of 8,696 restricted stock units, which vested in full on January 2, 2020. Under the terms of the restricted stock unit award agreement, the shares subject to such restricted stock units will be settled on the earliest to occur of: (i) January 2, 2022, (ii) the date of Mr. Rasdal’s "separation from service" from the Company within the meaning of Section 409A of the Code and (iii) the date of the occurrence of a change in control of the Company.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents, for each of the Named Executive Officers, information regarding outstanding equity awards held as of December 31, 2019. All stock options granted prior to our initial public offering in September 2016 are, to the extent unvested, early exercisable for shares of unvested restricted common stock and were granted under our 2008 Plan. Stock options granted after our initial public offering are generally not early exercisable and were granted under our 2016 Plan. To the extent applicable, amounts reflect the 10-to-1 reverse stock split effected by the Company on July 24, 2019.

	Option Awards						Stock Awards
Name	Grant date	Vesting commencement date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Andrew Rasdal	8/14/2012	6/14/2012	8,994	—	$18.30	8/14/2022	—	—
	2/12/2015	1/1/2015	14,293	—	$7.60	2/12/2025	—	—
	5/11/2016	5/11/2016	14,655(1)(2)(3)	—	$17.70	5/11/2026	—	—
	11/9/2016	11/9/2016	23,121	6,879(2)(3)	$87.40	11/9/2026	—	—
	1/2/2019	1/2/2019	—	—	—	—	8,696(3)(4)	$16,522(5)
Kelly Huang	9/6/2017	9/6/2017	15,141	11,782(2)(5)	$93.10	9/6/2027	—	—
	1/2/2018	9/6/2017	4,108	3,892(5)(6)	$71.50	1/2/2028	—	—
	5/15/2018	—	—	—	—	—	6,500(4)(8)	$12,350(5)
	1/2/2019	1/2/2019	6,874	23,126	$23.00	1/2/2029	—	—
William Plovanic	3/24/16	3/7/2016	—	—	—	—	984(3)(11)	$1,870(5)
	5/11/16	5/11/16	—	—	—	—	345(3)(11)	$655(5)
	11/9/2016	3/7/2016	5,155	345(1)(2)	$87.40	11/9/2026	—	—
	1/2/2018	1/2/2018	—	10,000(2)(12)	$71.50	1/2/2028	—	—
	5/15/2018	—	—	—	—	—	4,500(2)(4)	$8,550(5)
	1/2/2019	1/2/2019	2,288	7,712(3)(10)	$23.00	1/2/2029	—	—
	7/23/2019	—	4,374	25,626(2)(13)	$9.60	7/23/2029	—	—
	10/25/2019	—	—	10,000(2)(14)	$1.75	10/25/2029	—	—
Mark Brister	2/12/2015	1/1/2015	4,072	0	$7.60	2/12/2025	—	—
	5/11/2016	5/11/2016	3,966	432(1)(2)(3)	$17.70	5/11/2026	—	—
	11/9/2016	11/9/2016	6,931	2,069(1)(2)	$87.40	11/9/2026	—	—
	1/2/2018	—	—	—	$—	—	3,250(4)	$6,175(5)
	1/2/2019	1/2/2019	2,288	7,712	$23.00	1/2/2029	—	—
	7/23/2019	—	—	3,500(2)(15)	$9.60	7/23/2029	—	—
	10/25/2019	10/25/2019	541	12,459(2)(10)	$1.75	10/25/2029	—	—
Amy Vandenberg	7/27/2011	7/13/2011	977	—	$13.10	7/27/2021	—	—

4/10/2012	2/13/2012	1,045	—	$13.10	4/10/2022	—	—
8/14/2012	6/14/2012	3,391	—	$18.30	8/14/2022	—	—
12/19/2014	11/17/2014	1,221	—	$7.60	12/19/2024	—	—
2/12/2015	1/1/2015	5,298	—	$7.60	2/12/2025	—	—
5/11/2016	5/11/2016	3,088	360	$17.70	5/11/2026	—	—
11/9/2016	11/9/2016	2,312	688	$87.40	11/9/2026	—	—
1/2/2018	—	—	—	$0.00	—	4,500(16)	$8,550(5)
5/15/2018	—	—	—	$0.00	—	1,500(4)	$2,850(5)
1/2/2019	1/2/2019	2,287	7,714	$23.00	1/2/2029	—	—
7/23/2019	—	—	3,500	$9.60	7/23/2029	—	—
10/25/2019	10/25/2019	416	9,584	$1.75	10/25/2029	—	—

(1)
Shares vest in equal monthly installments over 48 months from the vesting commencement date. The May 2016 option held by Mr. Rasdal was granted prior to our initial public offering and therefore is early exercisable in full, with the unvested options early exercisable into unvested restricted shares.

(2)
In the event that the holder is terminated by us without cause or resigns for good reason (a) as to Mr. Rasdal, not in connection with a change in control or (b) as to Messrs. Rasdal, Plovanic and Brister and Dr. Huang, at any time during the three months prior to a change in control or during the period beginning on the closing of a change in control and ending on the first anniversary of such closing, then 100% of any unvested shares subject to the award will automatically vest, subject to such holder executing and not rescinding a general release of claims.

(3)
Represents awards granted prior to our initial public offering. All unvested shares subject to the award will vest and will become exercisable, as applicable, in the event that we engage in a change of control transaction (as defined in the applicable agreement).

(4)	100% of the shares vested on January 2, 2020, subject to continued service.

(5)
The market value of shares of restricted stock that have not vested is calculated by multiplying the fair market value of a share of our common stock on December 31, 2019 ($1.90) by the number of unvested shares of restricted stock outstanding under the award.

(6)
On May 20, 2019, Dr. Huang resigned as our Chief Executive Officer and member of our Board and continues to serve as a consultant to the Company. Under the terms of Dr. Huang’s consulting agreement, each outstanding Company equity award held by Dr. Huang as of May 20, 2019 will remain outstanding and eligible to vest and, as applicable, become exercisable during the consulting period (based on Dr. Huang’s continued provision of consulting services thereafter rather than continued employment).

(7)
25% of the shares underlying the award will vest on the first anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments for the following 36 months, subject to continued employment.

(8)
In the event that Dr. Huang’s consulting services are terminated by us without cause or by Dr. Huang in connection with his commencement of employment or other service with another company or organization, and provided that such subsequent employer provides written notice stating that Dr. Huang is not permitted to provide such services while Dr. Huang continues to provide us services under his consulting agreement, then, the portion of each outstanding Company equity award held by Dr. Huang as of May 20, 2019 that would have vested on or prior to May 20, 2020 will become vested.

(9)
1/6th of the shares underlying the award vest on the first anniversary of the vesting commencement date, and as to 1/48th of the shares underlying the award on each monthly anniversary of the grant date thereafter, subject to continued service.

(10)	1/48th of the shares underlying the award will vest on each monthly anniversary of the grant date, subject to continued service.

(11)	25% of the shares underlying the award will vest on the first anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments for the following 36 months.

(12)
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

(13)	1/48th of the shares underlying the award will vest on each monthly anniversary of May 20, 2019, subject to continued service.

(14)
25% of the shares underlying the award will vest on the first anniversary of Mr. Plovanic’s appointment as Chief Executive Officer, May 20, 2019, and (ii) 1/48th of the shares underlying the award on each monthly anniversary of such date thereafter, subject to continued service.

(15)
The award vests in full on the day following the filing date of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, based on the achievement of performance goals on or prior to December 31, 2019. Such performance goals were not achieved on or prior to December 31, 2019.

(16)	25% of the shares will vest on each annual anniversary of the grant date.

EMPLOYMENT AGREEMENTS

Offer Letter with Andy Rasdal, Mark Brister and Amy Vandenberg
In June 2008, we entered into an offer letter agreement with each of Messrs. Rasdal, and Brister and in November 2008, we entered into an offer letter agreement with Ms. Vandenberg, which included certain provisions related to the executive's compensation. The offer letters provide for at-will employment and includes an annual base salary, a discretionary annual incentive bonus opportunity and standard employee benefit plan participation. As further described below, any severance benefits included in the offer letter agreement has been superseded by the retention agreement entered into between the Named Executive Officers and the Company.
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
Offer Letter and Consulting Agreement with Kelly Huang, Ph.D.
In September 2017, we entered into an offer letter agreement with Dr. Huang related to our hiring him as our Chief Operating Officer, which included certain provisions related to his compensation. The following describes the material terms of this offer letter; however, in connection with Dr. Huang's resignation from the Company in May 2019 and him entering into a consulting agreement with us (as discussed below), Dr. Huang's offer letter terminated as of May 20, 2019.
The offer letter agreement provided for an annual base salary and eligibility to participate in the Company’s annual cash bonus plan, determined based on the achievement of applicable Company and/or individual performance goals. Dr. Huang also received a signing bonus in the amount of $75,000. Dr. Huang would have been required to repay this signing bonus in full if he did not satisfy certain relocation obligations, which he satisfied in 2018.  Under his offer letter, in 2018 the Company also reimbursed Dr. Huang for reasonable expenses for one round-trip coach class airfare ticket between Austin, Texas and San Diego, California for each month of the first year of his employment.
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

The offer letter agreement also provided for participation in our existing medical benefits program for employees. Dr. Huang’s employment is at-will.

In connection with Dr. Huang’s resignation from his position as President and Chief Executive Officer, we entered into a consulting agreement with Dr. Huang pursuant to which Dr. Huang will serve as a consultant for an initial one-year term commencing on May 20, 2019, subject to continuation by the mutual agreement of us and Dr. Huang. Under Dr. Huang’s consulting agreement, subject to his timely execution and non-revocation of a general release of claims, Dr. Huang will receive the following payments and benefits: (i) a monthly consulting fee of $39,583.33, (ii) as well as company-paid continued healthcare coverage until May 20, 2020 and (iii) each outstanding Company equity award held by Dr. Huang as of May 20, 2019 (each, a "Pre-Consulting Equity Award") will remain outstanding and eligible to vest and, as applicable, become exercisable during the consulting period (based on Dr. Huang’s continued provision of consulting services thereafter rather than continued employment).

In the event that the consulting agreement and Dr. Huang’s consulting services are terminated prior to the expiration of the term of the consulting agreement (i) by us without cause or (ii) by Dr. Huang in connection with his commencement of employment or other service with another company or organization, and provided that such subsequent employer provides written notice stating that Dr. Huang is not permitted to provide such services while Dr. Huang continues to provide us services under his consulting agreement, then, subject to his timely execution and non-revocation of a general release of claims, Dr. Huang will receive the following payments and benefits: (A) the remaining consulting fee that would have been payable for the period commencing on the termination date and ending on May 20, 2020, payable in a single lump sum on the 30th day following the termination date, (B) the continuation of Company-paid healthcare coverage until May 20, 2020, (C) accelerated vesting of the portion of such Pre-Consulting Equity Awards that would have vested on or prior to May 20, 2020 (assuming Dr. Huang provided continued services thereafter rather than continued employment) and (D) any vested Pre-Consulting Equity Awards that are stock options will remain exercisable for the remainder of the period commencing on the termination date and ending on May 20, 2020 (but in no event beyond the maximum term of the option).

The consulting agreement also requires Dr. Huang’s continued compliance with restrictive covenants included in Dr. Huang’s offer letter, retention agreement and employee invention assignment and confidentiality agreement.

SEVERANCE AND CHANGE IN CONTROL BENEFITS

Option Agreements
Pursuant to the terms of the applicable option agreements, the May 2016 stock options, which were granted prior to our initial public offering, held by Messrs. Rasdal, Plovanic and Brister will vest in full upon a “change of control transaction” (as defined therein); no other options held by our Named Executive Officers, and no options granted after our initial public officering, are subject to “single-trigger” vesting. Additionally, we have entered into retention agreements with each of the Named Executive Officers that provide for certain payments and benefits upon termination of employment or a change of control of our company. The severance benefits provided in these retention agreements superseded any severance benefits provided in the Named Executive Officers’ offer letters.
Retention Agreements
Additionally, we have entered into retention agreements with each of the Named Executive Officers that provide for certain payments and benefits upon termination of employment or change of control over our company. The severance benefits provided in these retention agreements superseded any severance benefits provided in the Named Executive Officers' offer letters.
Andy Rasdal. The retention agreement that we entered into with Mr. Rasdal provides for the following benefits upon a qualifying termination, which means a termination by us without cause or a termination by the executive for good reason, outside of a change in control in exchange for a customary release of claims:

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

Other Executives. The following describes the retention agreements for Dr. Huang and Messrs. Plovanic, Brister and Ms. Vandenberg that were in effect in 2019. Dr. Huang’s retention agreement terminated in connection with his resignation in May 2019.
The retention agreements that we entered into with these Named Executive Officers provide for the following benefits upon a qualifying termination, which means a termination by us without cause or a termination by the executive for good reason, outside of a change in control in exchange for a customary release of claims:
(i) a lump sum severance payment of twelve months (six months for Mr. Brister and Ms. Vandenberg) of base salary; and
(ii) payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for up to twelve months (six months for Mr. Brister and Ms. Vandenberg).
If the Named Executive Officer is subject to a qualifying termination within the three months preceding a change in control (as defined in the applicable retention agreement) (but after a legally binding and definitive agreement for a potential change of control has been executed) or within the 12 months following a change in control, the retention agreements provide the following benefits to such individual in exchange for a customary release of claims:
(i) a lump sum severance payment of twelve months of base salary;
(ii) a lump sum payment equal to the pro rata portion such individual’s then-current target bonus opportunity;
(iii) 100% acceleration of any then-unvested equity awards that were granted after our initial public offering; and
(iv) payment of premiums for continued medical benefits (or equivalent cash payment if applicable law so requires) for up to 12 months.
Dr. Huang’s retention agreement further provided that if he did not satisfy certain relocation obligations, then the Company may terminate his employment and such termination will not constitute a severance-qualifying event for purposes of his retention agreement unless it is in connection with a change in control. Prior to his resignation, Dr. Huang satisfied these relocation requirements.
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
Under our non-employee director compensation program (the "Director Compensation Program"), non-employee directors receive a cash retainer for service on the Board of Directors and for service on each committee of which the director is a member. The Chairperson of the Board and of each committee received a higher retainer for such service. Cash retainers are payable quarterly in arrears. The fees paid to non-employee directors for service on the Board of Directors under the Director Compensation Program is as follows:

Cash Compensation
Board of Directors annual retainer	$35,000
Incremental annual retainer for the Chairman	$25,000
Committee Chair annual retainers
Audit	$17,500
Compensation	$12,500
Nominating and Corporate Governance	$7,500
Committee member annual retainers
Audit	$7,500
Compensation	$5,000
Nominating and Corporate Governance	$5,000

In addition, under this program, each of our non-employee directors is eligible to receive an annual stock option grant to purchase a number of shares of common stock with a value of $200,000 (determined using the Black-Scholes option value based on stock price on the date of grant), vesting in full on the earlier of the one-year anniversary of the grant date and the date of the annual meeting following the date of grant, subject to the director’s continued service. On July 19, 2019, our non-employee directors elected to reduce the value of their 2019 annual grants under this program and elected to receive an annual restricted stock unit grant with a value of $75,000 (determined based on the stock price on the date of grant), as opposed to an annual stock option grant with a value of $200,000 (determined using the Black-Scholes option value based on stock price), in an effort to ensure that the Company will have a sufficient number of shares available for issuance under its equity compensation plans to grant equity awards in connection with new employee hires, promotions and the Company’s annual equity award program to continuing employees in 2019. Additionally, new non-employee directors are eligible to receive a stock option to purchase a number of shares of common stock with a value of $300,000 (determined using the Black-Scholes option value based on stock price on the date of grant), vesting in equal monthly installments over three years, subject to the director’s continued service.
Under the terms of the 2016 Plan, the maximum aggregate number of shares subject to all equity awards granted to any non-employee director in a calendar year may not exceed 22,000 shares. Under the terms of the option grants made to our non-employee directors, upon a change in control all unvested shares subject to the stock options will vest in full. Under the terms of the restricted stock unit grants made to our non-employee directors, the shares subject to such restricted stock units will be settled on the earliest to occur of: (i) the three-year anniversary of the grant date, (ii) the date of such non-employee director’s "separation from service" from the Company within the meaning of Section 409A of the Code and (iii) the date of the occurrence of a change in control of the Company.
In 2019, in accordance with the terms of the Director Compensation Program, each of our non-employee directors received a grant of 7,813 restricted stock units, in lieu of the annual stock option grant on July 23, 2019, the date of our annual meeting.
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

The following table sets forth information regarding the compensation of our non-employee directors earned for services rendered during the year ended December 31, 2019:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Kim Kamdar, Ph.D.	$55,000	$75,000	$130,000
Raymond Dittamore	$55,000	$75,000	$130,000
Douglas Fisher, M.D.	$40,000	$75,000	$115,000
Les Howe	$57,500	$75,000	$132,500
David Moatazedi	$47,500	$75,000	$122,500
Sharon Stevenson, DVM Ph.D.	$42,500	$75,000	$117,500

(1)
Mr. Rasdal, our Executive Chairman of the Board, Mr. Plovanic, our President and Chief Executive Officer and Dr. Huang, our Former President and Chief Executive Officer, are not included in this table as each was an employee of the Company in 2019 and did not receive compensation for services as a director. All compensation paid to Messrs. Rasdal and Plovanic and Dr. Huang for their services provided to us in 2019 is reflected in the Summary Compensation Table.

(2)	Reflects cash retainer fees earned by our non-employee directors in 2019.

(3)
Amounts represent the aggregate grant date fair value of restricted stock unit awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. The assumptions used in the valuation of these awards are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 22, 2019. As of December 31, 2019, the following outstanding option awards were held by members of our Board: Dr. Kamdar, 18,582 shares, Mr. Dittamore, 18,582 shares, Dr. Fisher, 18,582 shares, Mr. Howe, 15,996 shares, Mr. Moatazedi, 18,582 shares, and Dr. Stevenson, 18,582 shares. As of December 31, 2019, the following outstanding restricted stock units were held by members of our Board: Dr. Kamdar, 7,813 restricted stock units, Mr. Dittamore, 7,813 restricted stock units, Dr. Fisher, 7,813 restricted stock units, Mr. Howe, 7,813 restricted stock units, Mr. Moatazedi, 7,813 restricted stock units, and Dr. Stevenson, 7,813 restricted stock units.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2019.
As of December 31, 2019, we had three equity compensation plans in place under which shares of our common stock were authorized for issuance detailed as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)(1)	(c)
Equity compensation plans approved by security holders.............................................	518,468 (2)	$6.79 (2)	79,857 (3)
Equity compensation plans not approved by security holders.............................................	—	—	—
Total...................................................................	518,468	$6.79	79,857

(1)	Represents the weighted-average exercise price of outstanding options.

(2)
Includes 447,527 shares of common stock that were subject to awards as of December 31, 2019 under the 2016 Plan and 70,941 shares of common stock that were subject to awards as of December 31, 2019 under the 2008 Plan.

(3)
Includes 5,337 shares of common stock available for issuance under the 2016 Plan and 74,520 shares of common stock available for issuance under our Employee Stock Purchase Plan.With respect to our 2016 Plan, this number includes future awards and shares remaining available for issuance under the 2008 Plan which became available for issuance under the 2016 Plan upon its termination in 2016. This amount does not include any additional shares that may become available for future issuance under the 2016 Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2020 and continuing through 2026 by the number of shares equal to 4% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. Additionally, this amount does not include any additional shares that may become available for future issuance under our Employee Stock Purchase Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years beginning 2020 and continuing through 2026 by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31. Our Employee Stock Purchase Plan was suspended to future purchases, effective May 1, 2019.

Security Ownership of Certain Beneficial Owners and Management
The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock at April 15, 2020 for:

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

Applicable percentage ownership is based on 7,731,633 shares of common stock outstanding as of April 15, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other rights held by that person or entity that are currently exercisable or that will become exercisable within 60 days of April 15, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Shares of common stock held by our executive officers includes restricted stock awards, as the restricted shares are entitled to be voted. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Obalon Therapeutics, Inc., 5421 Avenida Encinas, Suite F, Carlsbad, California 92008.

	Beneficial Ownership
Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders
Entities affiliated with Domain Partners(1)..........................................................................	1,005,890	13.0%
InterWest Partners X, L.P.(2)................................................................................................	398,974	5.2%
Entities Affiliated with Sabby Volatility Warrant Master Fund, Ltd(15).............................	570,418	7.4%
Named Executive Officers and Directors
Andrew Rasdal(3)................................................................................................................	143,284	1.9%
Kelly Huang, Ph.D.(4)..........................................................................................................	54,685	*
William Plovanic(5).............................................................................................................	132,715	1.7%
Mark Brister (6)...................................................................................................................	67,644	*
Amy Vandenberg (7)............................................................................................................	40,199	*
Dittamore Community Property Trust Dated August 31, 2016(8).......................................	21,330	*
Douglas Fisher, MD(9).........................................................................................................	18,582	*
Les Howe(10).......................................................................................................................	32,267	*
Kim Kamdar, Ph.D.(11).......................................................................................................	47,292	*
David Moatazedi(12)............................................................................................................	18,381	*
Sharon Stevenson, DVM Ph.D.(13).....................................................................................	123,203	1.6%
All executive officers and directors as a group (11 persons)(14).........................................	593,210	7.7%
___________

*	Represents beneficial ownership of less than one percent.

(1)
Based solely on a Schedule 13D filed with the SEC on August 6, 2019 by Domain Partners VII, L.P., or Domain Partners, and DP VII Associates, L.P., or DP Associates. Represents (a) 813,433 shares of common stock and 187,500 warrants held by Domain Partners and (b) 4,957 shares held by DP Associates. One Palmer Square Associates VII, L.L.C., or One Palmer Square, is the general partner of each of Domain Partners and DP Associates. James C. Blair, Brian H. Dovey, Jesse I. Treu, Nicole Vitullo and Brian K. Halak are the managing members of One Palmer Square, and share voting and investment power over the shares, and disclaims beneficial ownership of all securities other than those he or she owns directly, if any, or by virtue of his or her indirect pro rata interest as a managing member of OPSA VII. Kim Kamdar, a member of our board of directors, is a member of One Palmer Square and does not have any voting or dispositive power over these shares. The address of the filing persons is c/o Domain Associates LLC., One Palmer Square, Princeton, New Jersey 08542.

(2)
Based solely on a Schedule 13G filed with the SEC on February 14, 2020 in part by InterWest Partners X, L.P., or IWP X, and InterWest Management Partners X, LLC, or IMP X. As of December 31, 2019, 380,224 shares of common stock and 18,750 warrants are held by IWP X. IMP X is the general partner of IWP X. Gilbert H. Kliman and Arnold L. Oronsky are the managing directors of IMP X, and Keval Desai and Khalad A. Nasr are venture members of IMP X, and all of these individuals share voting and investment power over the shares. Douglas Fisher, a member of our board of directors, is an Executive in Residence at InterWest Venture Management Co., an affiliate of IWP X, and a member of IMP X but does not have voting or investment power over these shares. The address of the filing persons is 2710 Sand Hill Road, Suite 200, Menlo Park, California 94025.

(3)
Represents (i) 69,196 shares of common stock held by The Rasdal Family Trust dated December 10, 1996, of which Mr. Rasdal and his spouse serve as co-trustees, (ii) 64,713 shares underlying options to purchase common stock held by Mr. Rasdal that are exercisable within 60 days of April 15, 2020 and (iii) 9,375 warrants for the purchase of shares of common stock.

(4)
Consists of (i) 11,995 shares of common stock held by Dr. Huang and (ii) 42,690 shares underlying options to purchase common stock held by Dr. Huang that are exercisable within 60 days of April 15, 2020.

(5)
Consists of (i) 103,806 shares of common stock held by William J. Plovanic Revocable Trust Dated February 29, 2008, (ii) 16,534 shares underlying options to purchase common stock held by Mr. Plovanic that are exercisable within 60 days of April 15, 2020, (iii) 3,000 shares of common stock purchased through Mr. Plovanic and Mr. Plovanic’s wife’s IRA. Mr. Plovanic has sole voting and investment power over the shares directly owned by William J. Plovanic Revocable Trust dated February 29, 2008 and (iv) 9,375 warrants for the purchase of shares of common stock.

(6)
Consists of (i) 38,865 shares of common stock held by Mr. Brister, (ii) 25,029 shares underlying options to purchase common stock held by Mr. Brister that are exercisable within 60 days of April 15, 2020 and (iii) 3,750 warrants for the purchase of shares of common stock.

(7)
Consists of (i) 8,764 shares of common stock held by Ms. Vandenberg, (ii) 26,560 shares underlying options to purchase common stock held by Ms. Vandenberg that are exercisable within 60 days of April 15, 2020, (iii) 3,000 restricted stock awards subject to vesting and (iv) 1,875 warrants for the purchase of shares of common stock.

(8)
Consists of (i) 18,582 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020 and (ii) 2,748 shares of common stock held by Mr. Dittamore. Mr. Dittamore has sole voting and investment power over the shares directly owned by Dittamore Community Property Trust dated August 31, 2016.

(9)	Represents 18,582 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020.

(10)
Represents (i) 11,584 shares of common stock held, (ii) 15,996 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020 and (iii) 4,687 warrants for the purchase of shares of common stock.

(11)
Represents (i) 17,995 shares of common stock held by Dr. Kamdar, and (ii) 18,582 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020, (iii) 1,340 shares of common stock held jointly with Dr. Kamdar's mother, as to which Dr. Kamdar has sole voting and investment power and (iv) 9,375 warrants for the purchase of shares of common stock.

(12)	Consists of (i) 17,831 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020 and (ii) 550 shares of common stock held by Mr. Moatazedi.

(13)
Consists of (i) 18,582 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020, (ii) 10,248 shares of common stock held by Dr. Stevenson, (iii) 5,625 warrants for the purchase of shares of common stock; and (iii) 54,624 shares held by Okapi Ventures, L.P., and 34,124 shares held by OV, Okapi Ventures II, L.P., or OVII. Okapi Venture Partners, LLC and Okapi Venture Partners II, LLC are the general partners of OV and OVII, respectively, and Sharon Stevenson, a member of our Board, and B. Marc Averitt, are the managing directors of Okapi Venture Partners, LLC and Okapi Venture Partners II, LLC, and share voting and investment power over these shares. Dr. Stevenson has sole voting and investment power over her shares.

(14)
Represents (i) 281,436 shares of common stock, (ii) 257,962 shares underlying options to purchase common stock that are exercisable within 60 days of April 15, 2020, (iii) 3,000 restricted stock awards that are subject to vesting (iv) 3,000 common stock held in a joint IRA and (iv) 47,812 warrants for the purchase of shares of common stock.

(15)	Represents 570,418 warrants for the purchase of shares of common stock.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Director Independence
Our Board has determined that all of our directors, other than Andrew Rasdal and William Plovanic qualify as “independent” in accordance with the listing requirements of The NASDAQ Global Select Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Mr. Rasdal is not independent because he previously served as the President and Chief Executive Officer, and continues to serve as Executive Chairman of our Board. Mr. Plovanic is not independent because he is the President and Chief Executive Officer of the Company. There are no family relationships among any of our directors or executive officers.

Certain Relationships and Related Party Transactions
The following is a summary of transactions or agreements entered into or existing since January 1, 2019 to which we have been or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this proxy statement captioned “Executive and Director Compensation.”

Public Offering of Common Stock and Warrants

On August 1, 2019, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of the Company's securities, pursuant to which the Company issued and sold (i) 2,427,500 shares of common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock (“Pre-funded Warrants”), (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) (“Purchase Warrants”) and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock (“Representative Warrant”). The offering was made pursuant to a registration statement on Form S-1. The offering closed on August 6, 2019 resulting in gross proceeds of approximately $15.4 million. The Company incurred $0.7 million of legal, accounting, and other fees related to the offering. The shares of common stock and accompanying Purchase Warrants were sold at a public offering price of $4.00 per share, the Pre-funded Warrants and accompanying Purchase Warrants were sold at a public offering of $3.999. The Purchase Warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the Representative Warrant has an exercise price of $5.00, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The Representative Warrant is exercisable as of February 2020 and expires on August 6, 2024. All of the Pre-funded Warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrants had been exercised as of December 31, 2019.

Certain of the Company’s directors, senior management and stockholders, including entities affiliated with holders of 5% or more of our capital stock and certain of our directors, purchased an aggregate of 601,562 shares of our common stock and warrants to purchase shares of our common stock in our follow-on offering of common stock and warrants to purchase shares of our common stock in

August 2019 at the same price and on the same terms as the other purchasers in the offering and not pursuant to any pre-existing contractual rights or obligations. In our Annual Report filed on Form 10-K on February 27, 2020, we reported the aggregate number of shares of common stock and warrants purchased by certain of the Company’s directors, senior management and stockholders, including entities affiliated with holders of 5% or more of our capital stock and certain of our directors, as 670,312 as a result of an administrative error. The aggregate number of shares of our common stock and warrants purchased by such persons is 601,562.

Investors in the offering included the following related persons:

Name	Relationship to Company	Approximate Dollar Amount(1)
Domain Partners VII, L.P.	Beneficial Owner of 5% or more	$1,382,938
InterWest Partners X, LP	Beneficial Owner of 5% or more	$138,294
Kim Kamdar, Ph.D.	Director	$69,147
Sharon Stevenson	Director	$41,488
Les Howe	Director	$34,572
Rasdal Family Trust DTD 12/10/1996	Affiliate of Director	$69,147
Mark Brister	Chief Technology Officer	$27,659
William J. Plovanic Revocable Trust Dated 02/29/2008	Affiliate of President, CEO, and Director	$69,147
Nooshin Hussainy	Chief Financial Officer	$27,659
Amy VandenBerg	Chief Quality Assurance, Clinical and Regulatory Officer	$13,829
Robert MacDonald	Chief Retail Officer	$27,659

(1)	The dollar amounts related to the warrants are calculated based on the Black-Scholes option value on August 6, 2019, the closing date of the offering.

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

ITEM 14.     Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees and Other Matters
The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	Fiscal Year Ended December 31,
Fee Category	2019	2018
Audit Fees	$627,500	$534,575
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,780	1,780
Total Fees	$629,280	$536,355

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q, the issuance of consents for 2019 and 2018, and comfort letters in connection with registration statements.
For 2019 and 2018, All Other Fees represent fees for a subscription to KPMG's accounting research tool.
Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm, including all audit services, audit-related services, tax services, and all other services. The Audit Committee pre-approves the engagement of the independent registered accounting firm and the provision of audit services and audit-related services on an annual basis and pre-approves the particular tax and all other services on a case-by-case basis and does not delegate approval to management. The Audit Committee has authorized its Chair to pre-approve individual expenditures of audit and non-audit services. Any pre-approval decision by the Audit Committee Chair must be reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. All of the services of KPMG LLP for 2019 and 2018 described above were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(b)
INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated December 27, 2018, between Obalon Therapeutics, Inc. and Canaccord Genuity LLC	8-K	12/27/18	1.1
3.1	Restated Certificate of Incorporation	S-1	9/26/16	3.2
3.2	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	6/14/18	3.1
3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation	8-K	7/24/19	3.1
3.4	Restated Bylaws	S-1	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	9/9/16	4.2
4.3	Form of Warrant to Purchase Series C Preferred Stock	S-1	9/9/16	4.3
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	9/9/16	4.5
4.6	Securities Purchase Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	8/31/18	4.3
4.7	Registration Rights Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	8/31/18	4.4
4.8	Description of Registrant's Securities	10-K	2/27/20	4.8
4.9	Form of Pre-Funded Warrant	S-1/A	8/1/19	4.5
4.10	Form of Common Stock Purchase Warrant	S-1/A	8/1/19	4.6
4.11	Form of Representative's Warrant	S-1/A	8/1/19	4.7
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	9/9/16	10.2

10.3‡	2016 Equity Incentive Plan and form of award agreements thereunder	S-1	9/26/16	10.3
10.4‡	First Amendment to 2016 Equity Incentive Plan	10-K	2/22/19	10.4
10.5‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	9/26/16	10.4
10.6‡	Amendment to Obalon Therapeutics, Inc. 2016 Employee Stock Purchase Plan	8-K	5/4/18	10.1
10.7‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	9/26/16	10.11
10.8‡**	Obalon Therapeutics, Inc. Director Compensation Program				X
10.9‡	Form of CEO Retention Agreement	10-Q	11/10/16	10.6
10.10‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	11/10/16	10.7
10.11‡	Form of Non-Employee Director Option Agreement.	10-K	2/23/17	10.8
10.12‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	9/26/16	10.5
10.13‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	9/26/16	10.6
10.14‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	9/26/16	10.7
10.15‡	Offer Letter dated January 26, 2016 between the Company and William Plovanic	10-Q	5/10/17	10.1
10.16‡	Offer Letter dated August 14, 2017 between the Company and Kelly Huang	10-K	3/5/18	10.14
10.17‡	Form of Executive Retention Agreement (Non-CEO) (April 2018)	10-Q	5/10/18	10.1
10.18	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	9/9/16	10.8
10.19	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	2/23/17	10.13
10.20	Fourth Amendment to Lease dated May 31, 2018 between Gildred Development Company, DBA Ocean Point and Obalon Therapeutics, Inc.	8-K	6/5/18	10.1
10.26	Purchase Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	12/27/18	10.1
10.27	Registration Rights Agreement dated December 27, 2018, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	12/27/18	10.2
10.28‡	Form of Restricted Stock Unit Award pursuant to the 2016 Equity Incentive Plan	10-K	2/27/20	10.28
10.29‡*	Consulting Agreement dated May 20, 2019 between the Company and Kelly Huang	10-Q	7/24/19	10.1
10.30‡*	Offer Letter dated May 26, 2019 between the Company and Robert MacDonald	10-Q	7/24/19	10.2
10.31‡*	Offer Letter dated November 15, 2011 between the Company and Nooshin Hussainy	S-1	2/7/20	10.31
10.32	Form of Securities Purchase Agreement	8-K	5/28/19	10.1

10.33‡*	Form of Restricted Stock Unit Award Agreement (Share and Cash Settlement) pursuant to the 2016 Equity Incentive Plan	10-K	2/27/20	10.33
10.34	Purchase Agreement, dated February 5, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	2/7/20	10.1
10.35	Registration Rights Agreement, dated February 5, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	2/7/20	10.2
10.36	Promissory Note, dated as of April 22, 2020 by and between Obalon Therapeutics, Inc. and Silicon Valley Bank.	8-K	4/27/20	10.1
21.1	Subsidiaries of the Registrant.	10-K	2/27/20	21.1
23.1	Consent of Independent Registered Public Accounting Firm	10-K	2/27/20	23.1
24.1	Power of Attorney. Reference is made to the signature page hereto.	10-K	2/27/20	24.1
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/27/20	31.1
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/27/20	31.2
31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.	10-K	2/27/20	32.1
101.INS	XBRL Instance Document.	10-K	2/27/20	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	2/27/20	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	2/27/20	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	2/27/20	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	2/27/20	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	2/27/20	101.PRE

*	Portions of this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(6).

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.

**
Replaces in its entirety the version of the Obalon Therapeutics, Inc. Director Compensation Program previously filed, which exhibit was a prior version of such program and was filed due to an inadvertent administrative error. As previously disclosed, the Obalon Therapeutics, Inc. Director Compensation Program was amended in March 2019 to provide for, among other things, annual equity awards to be in the form of restricted stock units rather than stock options and decrease the value of such awards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: April 29, 2020	by:	/s/ William Plovanic
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2020	by:	/s/ Nooshin Hussainy
Chief Financial Officer
(Principal Financial Officer)