Form 10-Q
period 2020-03-31
OBALON THERAPEUTICS INC
filed 2020-06-19
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Total shares of common stock outstanding as of the close of business on June 11, 2020 was 7,731,633.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,915	$14,055
Accounts receivable, net	461	285
Inventory	1,408	1,936
Other current assets	4,786	1,959
Total current assets	15,570	18,235
Property and equipment, net	2,159	1,081
Lease right-of-use assets	1,500	1,077
Total assets	$19,229	$20,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,070	$648
Accrued compensation	359	820
Deferred revenue	462	424
Other current liabilities	4,607	1,524
Current portion of lease liabilities	690	561
Total current liabilities	7,188	3,977
Lease liabilities long-term	969	567
Total liabilities	8,157	4,544
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 7,731,633 and 7,724,100 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	188,755	188,271
Accumulated deficit	(177,691)	(172,430)
Total stockholders’ equity	11,072	15,849
Total liabilities and stockholders’ equity	$19,229	$20,393

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Revenue	$780	$1,775
Cost of revenue	541	1,232
Gross profit	239	543
Operating expenses:
Research and development	1,257	2,439
Selling, general and administrative	3,893	6,204
Total operating expenses	5,150	8,643
Loss from operations	(4,911)	(8,100)
Interest income (expense), net	35	(190)
Other expense, net	(385)	—
Net loss and comprehensive loss	$(5,261)	$(8,290)
Net loss per share, basic and diluted	$(0.68)	$(3.59)
Weighted-average common shares outstanding, basic and diluted	7,725,205	2,311,329

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
(unaudited)	Shares	Amount
Balance at December 31, 2019	7,724,100	$8	$188,271	$(172,430)	$15,849
Stock-based compensation	—	—	470	—	470
Vesting of stock awards, net of cancellations	7,533	—	—	—	—
Vesting of early exercised stock options	—	—	14	—	14
Net loss	—	—	—	(5,261)	(5,261)
Balance at March 31, 2020	7,731,633	$8	$188,755	$(177,691)	$11,072

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
(unaudited)	Shares	Amount
Balance at December 31, 2018	2,351,333	$2	$161,859	$—	$(148,754)	$13,107
Stock-based compensation	—	—	1,105	—	—	1,105
Issuance of common stock for cash upon exercise of stock options	119		1	—	—	1
Vesting of early exercised stock options	—	—	14	—	—	14
Issuance of common stock, net of issuance costs	75,551	1	580	—	—	581
Issuance of restricted stock awards, net of cancellations	(2,051)	—		—	—	—
Net loss	—	—	—	—	(8,290)	(8,290)
Balance at March 31, 2019	2,424,952	$3	$163,559	$—	$(157,044)	$6,518

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Operating activities:
Net loss	$(5,261)	$(8,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103	150
Stock-based compensation	470	1,105
Amortization of right-of-use asset	122	92
Accretion of investment discount, net	—	(2)
Amortization of debt discount	—	22
Change in operating assets and liabilities:
Accounts receivable, net	(176)	(959)
Inventory	(326)	102
Other current assets	(2,828)	923
Accounts payable	422	(137)
Accrued compensation	(446)	(2,819)
Deferred revenue	38	18
Lease liabilities, net	(14)	(42)
Other current liabilities	3,082	195
Net cash used in operating activities	(4,814)	(9,642)
Investing activities:
Maturities of short-term investments	—	2,550
Purchases of property and equipment	(326)	(19)
Net cash (used in) provided by investing activities	(326)	2,531
Financing activities:
Proceeds from long-term loan	—	10,000
Proceeds from issuance of common stock, net of issuance costs	—	607
Proceeds from sale of common stock upon exercise of stock options	—	1
Net cash provided by financing activities	—	10,608
Net (decrease) increase in cash and cash equivalents	(5,140)	3,497
Cash and cash equivalents at beginning of period	14,055	21,187
Cash and cash equivalents at end of period	$8,915	$24,684
Supplemental cash flow information:
Interest paid	$—	$205
Unpaid issuance costs	$—	$26
Property and equipment in accounts payable	$—	$4
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the Company's accounts and accounts of its wholly-owned subsidiary. The Company also consolidates variable interest entities or VIE for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 10, “Variable Interest Entity” for further details. All intercompany transactions and balances have been eliminated in consolidation.
The Company’s principal operations are located in Carlsbad, California, and it operates in one business segment.

Reverse Stock Split

On July 24, 2019, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-ten reverse split of its issued and outstanding common stock. The accompanying consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect this reverse stock split for all periods presented. The number of authorized shares of common stock was not changed by virtue of the reverse stock split and remained at 100.0 million shares.
Liquidity
As of March 31, 2020, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $0.8 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. However, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of March 31, 2020, its accumulated deficit was $177.7 million. Since inception, the Company has financed its operations primarily through private placements of its preferred stock, the sale of common stock in its IPO and in subsequent public offerings and private placements, and, to a lesser extent, debt financing arrangements. As of March 31, 2020, the Company had cash and cash equivalents of $8.9 million. The Company expects to continue to incur net losses for the foreseeable future.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on the Company’s operations and expenses as a result of the preventive and precautionary measures that the Company, its customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, the Company suspended all new patient treatments at its Obalon-branded retail centers due to the ongoing COVID-19 pandemic. The Company is taking further steps to significantly reduce expenses in an effort to extend its cash runway while it evaluates potential business options and strategic alternatives that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. The Company has significantly reduced the organization to only essential personnel and expects that, after a transition, only two full-time employees will remain. All Obalon-branded retail centers have been shutdown with no intention to reopen, and the Company has halted plans for future expansion. The Company does not expect to restart shipments to U.S. customers and has terminated the agreement with its international distributor, Al Danah Medical Company W.L.L. As the Company reduces its personnel to two full time employees, it will continue to seek strategic alternatives in the best interest of stockholders, while it pursues third-party payor reimbursement and coverage for the Obalon Balloon System. The decision to shift the Company's strategy to focus on pursuing reimbursement occurred after the end of the first quarter of 2020. If the Company is unsuccessful in those two endeavors over the next several months, it may be forced to liquidate the business. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020.

2. Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the three months ended March 31, 2020, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2020 and its condensed consolidated results of operations for the three months ended March 31, 2020 and 2019, statements of stockholders' equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking and money market accounts.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.
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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Three Months Ended March 31,
	2020	2019
Revenue:
Customer A	30.8%	—%
Customer B	0.1%	14.7%
Customer C	—%	33.1%

	March 31, 2020	December 31, 2019
Accounts Receivable:
Customer A	52.1%	—%
Customer B	—%	20.8%
Customer C	—%	—%

The Company's largest customer for the three months ended March 31, 2020 was Al Danah Medical Company W.L.L. The Company's largest customer for the three months ended March 31, 2019 was Bader Sultan & Bros. Co. W.L.L. There were no other international sales aside from sales to Al Danah for the three months ended March 31, 2020.
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

The Company evaluated whether the suspension of all new patient treatments at its Obalon-branded retail operations and the termination of shipments to U.S. customers and its international distributor as well as uncertain demand for its product were indicative of inventory impairment. The Company performed an impairment assessment on its inventory stock and determined that no write-down was necessary as of March 31, 2020. The Company will reassess whether its inventory balance is impaired as of the second quarter of 2020, as a result of the shift in Company strategy that occurred subsequent to March 31, 2020.
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

In light of the current economic downturn, the Company’s suspension of all new patient treatments at its Obalon-branded retail operations, termination of shipments to U.S. customers and its international distributor, and the trading prices of the Company’s common stock, the Company performed an impairment analysis on its long-lived assets and determined no impairment charge was necessary. The Company will reassess whether its long-lived assets are impaired as of the second quarter of 2020, as a result of the shift in Company strategy that occurred subsequent to March 31, 2020.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the Company's interim condensed consolidated financial statements.
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

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes: ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

3. Fair Value Measurements
Instruments Recorded at Fair Value on a Recurring Basis
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$837	$837
Cash equivalents:
Money market funds	8,078	8,078	—	—
Total assets	$8,915	$8,915	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$1,012	$1,012
Cash equivalents:
Money market funds	13,043	13,043	—	—
Total assets	$14,055	$14,055	$—	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2020 and December 31, 2019.

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,261)	$(8,290)
Weighted-average common shares outstanding, basic and diluted	7,725,205	2,311,329
Net loss per share, basic and diluted	$(0.68)	$(3.59)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2020	2019
Stock options to purchase common stock	—	182,184
Total	—	182,184

5. Balance Sheet Details

Inventory consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$1,215	$1,835
Work in process	16	12
Finished goods	177	89
Total	$1,408	$1,936

Other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$1,535	$1,890
Other assets	101	69
Insurance receivable	3,150	—
Total	$4,786	$1,959

Property and equipment, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer hardware	$263	$263
Computer software	291	291
Leasehold improvements	601	497
Furniture and fixtures	247	247
Scientific equipment	1,999	1,999
Construction in progress, or CIP	1,187	110
	4,588	3,407
Less: accumulated depreciation	(2,429)	(2,326)
Total	$2,159	$1,081

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued legal and professional fees	$373	$412
Accrued customer incentives	199	198
Accrued sales and other taxes	104	107
Returns reserve liability	297	315
Settlement accrual	3,150	—
Other accrued expenses	484	492
Total	$4,607	$1,524

6. Stock-Based Compensation

Equity Incentive Plan
At March 31, 2020, 578,379 shares remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.
The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1	$39
Research and development	98	219
Selling, general and administrative	371	847
Total	$470	$1,105

Unrecognized stock-based compensation expense at March 31, 2020 for all stock-based compensation pertaining to options was approximately was approximately $1.0 million, which is expected to be recognized over a weighted-average term of 2.63 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2020 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	518,468	$38.64
Options granted	27,000	1.87
Options exercised	—	—
Options canceled	(49,016)	23.70
Outstanding at March 31, 2020	496,452	$38.11	6.24	$—
Vested and expected to vest at March 31, 2020	461,421	$39.98	6.15	$—
Vested and exercisable at March 31, 2020	308,207	$48.71	5.83	$—

The weighted-average fair value of options granted during the three months ended March 31, 2020 was $1.12.

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2020:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2019	29,524	$39.64
Awards granted	—	—
Awards released	(26,524)	36.03
Awards canceled	—	—
Outstanding at March 31, 2020	3,000	$71.50
The Company's current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company's common stock on the grant date. Unamortized expense of $0.1 million is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2020:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	55,574	$11.70
Awards granted	816,081	1.88
Awards released	(8,696)	23.00
Awards canceled	(88,225)	1.88
Outstanding at March 31, 2020	774,734	$2.35	$558
The Company's current restricted stock units vest 100% at various terms from the grant date, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on the grant date. Unamortized expense of $1.4 million is expected to be recognized over a weighted-average period of 2.6 years.

In June 2020, an additional 727,856 restricted stock units (originally granted in January 2020) were canceled.

7. Stockholder's Equity

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

The Representative Warrant became exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrants have been exercised as of March 31, 2020. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

Lincoln Park Purchase Agreement
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

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s Common Stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on February 28, 2020 date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed and the other conditions set forth in the purchase agreement were satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

The Company incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of March 31, 2020 the Company has not sold any shares under the Purchase Agreement to Lincoln Park. The Company determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, the Company fully expensed the $0.3 million of fees in March 2020.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of March 31, 2020:

Stock options issued and outstanding	496,452
Restricted stock units issued and outstanding	774,734
Warrants for the purchase of common stock	3,271,875
Authorized for future option and ongoing vesting of award grants	578,379
Authorized for future issuance under ESPP	190,220
Total	5,311,660

8. Income Taxes
For the three months ended March 31, 2020 and 2019, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

9. Commitments and Contingencies

Operating Leases
The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2021 and 2025. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. In January 2020, the Company entered into lease agreements for two additional Obalon-branded retail treatment centers in Orange County, California and Sacramento, California, respectively. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the three months ended March 31, 2020 were immaterial.

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

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the three months ended March 31, 2020. The current and long-term portions of operating and finance lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Operating and finance lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.
Future minimum annual lease payments under such leases were as follows as of March 31, 2020 (in thousands):

Operating leases:
Remainder of 2020	$495
2021	657
2022	261
2023	152
2024	156
2025	57
Total undiscounted lease payments - operating leases	1,778
Finance leases:
Remainder of 2020	18
2021	24
Total undiscounted lease payments - finance leases	42
Total undiscounted lease payments	1,820
Less: imputed interest	(161)
Lease liability	1,659
Less: current portion of lease liability	(690)
Lease liability, less current portion	$969

As of March 31, 2020, the Company’s remaining lease term ranges from 1.4 to 5.2 years. Rent expense totaled $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company paid $0.1 million cash payments related to its operating lease agreement for both the three months ended March 31, 2020 and 2019. The Company's weighted average discount rate for leases as of March 31, 2020 was 6.1%.

The treatment center leases in Sacramento and San Diego were terminated on April 29, 2020 and May 27, 2020, respectively as a result in the Company's shift in strategy away from the retail treatment center model in the second quarter of 2020. The Company has not paid rent under its Orange County lease or its lease for its headquarters in Carlsbad, since April 2020. The Company’s landlord in Carlsbad, Gildred Development Company, has since sent a demand letter for rent. Refer to Note 11 for further details.

Supplier Contracts

Pursuant to a supplier agreement entered into in December 2018, the Company is obligated to purchase certain minimum quantities. These costs scale up as the Company's projected manufacturing volume increases. Under the terms of the agreement, the Company can reduce the forecasted minimum quantities and is required to incur a holding fee for items manufactured by the supplier. This represents the one year minimum commitment of approximately $0.1 million as of March 31, 2020.
The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Shareholder Lawsuit
On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. On June 16, 2020, the parties reached a settlement of the securities class action, and they intend to submit a final settlement agreement for court approval. The settlement provides for a payment of $3.15 million to the plaintiffs, and provides that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. The Company expects that any amounts due as part of the settlement will be covered by the Company’s insurance policies.

10. Variable Interest Entity

In conjunction with the Company’s strategic focus to open weight loss treatment centers to provide medical services to patients who wish to lose weight through the Obalon balloon system, the Company entered into a consulting agreement with a lead doctor to open the first treatment center and oversee the treatment center’s activities. The treatment center was opened in September 2019 as a professional corporation (“PC”) in the State of California and, as a result of state regulatory requirements, may not be owned by a corporation. The Company fully funds all the activities of the treatment center and no financial contributions are made by the lead doctor. In addition, the Company is authorized and expected to provide daily oversight of the activities of the center, with the exception of directly providing medical services.

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

For the three months ended March 31, 2020, the PC recognized $0.3 million of deferred revenue associated with prepaid services at the treatment center, which is fully presented in the condensed consolidated balance sheet of the Company at March 31, 2020.

11. Subsequent Events

Payroll Protection Program Loan

On April 22, 2020, the Company executed a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $430,047 (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). All the funds under the PPP Loan were disbursed to the Company on April 23, 2020.

The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

Cancellation of Leases for Obalon-branded Retail Treatment Centers

In April 2020 and May 2020, the Company terminated its lease agreements for the San Diego and Sacramento Obalon-branded retail treatment centers, respectively. The Company has not made any rent payments for its headquarters and manufacturing facility in Carlsbad, CA or for its Company-managed retail treatment center in Orange County, CA since April 2020 and has notified both owners that the Company is taking advantage of the protections it believes are afforded by the relevant mandates related to the COVID-19 crisis. The Company has received a demand letter for payment of rent by the owner of its Carlsbad facility.

Departure of Certain Officers

On May 8, 2020, the Company announced that William Plovanic, age 51, had notified the board of directors of the Company of his resignation from his position as President and Chief Executive Officer of the Company, which will become effective as of the close of business on the date of filing of this quarterly report (the “Effective Date”). Mr. Plovanic will continue to serve as a Class I director of the Company following his resignation as President and Chief Executive Officer.

On May 8, 2020, the Company announced that Andrew Rasdal, the Company’s Executive Chairman, has agreed to assume the roles of President and Chief Executive Officer following the Effective Date of Mr. Plovanic’s resignation.

Mark. Brister, Chief Technology Officer, and Amy Vandenberg, Chief Clinical, Regulatory and Quality Officer, are expected to resign from the Company on a date to be mutually agreed but expected to be no later than June 30, 2020; upon such resignation, each is expected to continue to serve as a consultant to the Company to be paid on an hourly basis. In connection with their resignation, each executive’s retention agreement is expected to be terminated. Additionally, in connection with their resignation, it is anticipated that Mr. Brister and Ms. Vandenberg will be eligible to receive a performance bonus based on the achievement of performance goals, subject to the timely execution and non-revocation of a general release of claims.

Impairment of Long-Lived Assets and Inventory

During the three months ended March 31, 2020, the Company did not record any COVID-related impairment charges. However, as a result of the Company’s second quarter shift in business strategy to pursue reimbursement, we expect to record an impairment charge relating to long-lived assets and inventory during the second quarter ended June 30, 2020. This shift in business strategy occurred subsequent to March 31, 2020. The Company estimates the total impairment charge to be taken in the second quarter ended June 30, 2020 to be in a range between $0.8 million and $1.4 million.

Reduction in Force

On June 16, 2020, the Company notified approximately 25 employees of their termination as part of its steps to significantly reduce expenses in an effort to extend our cash runway to refocus on obtaining coverage and reimbursement from third-party payors and pursuing strategic opportunities. The Company expects to substantially complete the organizational restructuring by June 30, 2020.

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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
OVERVIEW

We are a vertically integrated medical device company focused on developing and commercializing innovative medical devices to treat people with obesity. Our current product offering is the Obalon Balloon System, the first and only U.S. Food and Drug Administration, or FDA, approved swallowable, gas-filled intragastric balloon designed to provide progressive and sustained weight loss in patients with obesity. We believe the Obalon Balloon System offers patients and physicians benefits over prior weight loss devices including, but not limited to, clinically meaningful weight loss, a favorable safety profile, improved patient tolerability and comfort, progressive weight loss with durable results, simple and convenient placement, and potentially attractive economics.

The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. We believe the Obalon Balloon System provides a cost-effective, non-surgical and reversible weight loss solution in an outpatient setting.

The Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, which is a combination of hardware and software used to track and display the location of the balloon during placement without x-ray; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas.

Placement of a balloon typically occurs in less than 15 minutes and can be accomplished in an outpatient setting without the need for anesthesia or sedation. Patients receive a total of three balloons over the course of eight to 12 weeks and all balloons are removed six months after the first balloon is placed.

In clinical studies, the Obalon Balloon System has demonstrated clinically meaningful weight loss with durable results. In addition, data published and presented from our commercial registry demonstrates greater weight loss in the commercial setting as compared to our pivotal clinical study used to support FDA approval. In our published pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. 66.7% of patients lost at least 5% of their total body weight (%TBWL) and the study showed statistically significant improvements in cardiometabolic risk factors, including fasting glucose, systolic blood pressure, cholesterol and triglycerides. Patients in the treatment group were followed for 48 weeks and showed, on average, 89.5% of the weight loss achieved during the initial 24 week balloon treatment period was maintained at 48 weeks, or 24 weeks after the balloons were removed.

In December 2018, data from our commercial registry was analyzed, and later published and presented, on more than 1,300 patients at 108 treatment sites. For those patients who received three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in 9.9% reduction in total body weight and a 3.5 point decrease in BMI compared to baseline values. Of note, the top quartile of those patients lost an average of 39 pounds, resulting in an average of 16.8% reduction in total body weight and an average of a 6.2 point decrease in BMI compared to baseline values. Furthermore, in May 2019, analysis of data from our commercial registry was updated to include 1,411 total patients from 143 treatment sites in the United States. In this larger data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight.

We commenced U.S. commercialization of our prior generation Obalon balloon system in January 2017. In February 2019, we commercialized our current generation Obalon Balloon System with the Obalon Touch Inflation Dispenser and our Obalon Navigation System, which together are designed to make balloon placements more reliable, safer, easier and less expensive. The Obalon Navigation System is designed to eliminate the need to use x-ray technology when placing the Obalon balloon.

When we commenced our U.S. commercial launch in 2017, we relied on a small direct sales force to sell our products directly to physicians, who would then sell weight loss treatment packages to their patients that included our balloon therapy, dietary counseling and balloon removal on a non-reimbursed, self-pay basis for patients. In 2019, we began implementing a fundamental change to our commercialization efforts, pursuant to which we eliminated our direct sales force and began establishing Company-owned or managed Obalon-branded retail treatments centers. We also transitioned to a centralized customer support model through which we sold to existing physician customers or new physicians that contacted us directly to acquire the Obalon Balloon System and provided centralized marketing and clinical support to those physicians.

In March 2020, we announced that the overall uncertainty, the restriction on elective procedures and the specific directives issued by the Governor of California as a result of COVID-19 had a significant impact on our business. As a result, we halted sales to new patients in our company-branded retail treatment centers, terminated expansion plans for additional retail centers and subsequently closed the two retail treatment centers we had opened. We also halted manufacturing operations and have not filled orders to U.S. customers or our former international distributor since that time. In June 2020, we temporarily restarted manufacturing on a limited basis to convert our work in progress inventory to finished goods in order to have units available for clinical trials and unexpected physician sales but do not expect to continue manufacturing past June 30, 2020. Additionally, we terminated our contract with Al Danah, our only international distributor.

Given those impacts and the significant concern about an economic recovery that would allow consumers to feel confident enough to spend on a cash-pay procedure like the Obalon Balloon System, we do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, or plan to ship orders to U.S. customers or our former international distributor. As a result, we would not expect to report any meaningful revenue for the foreseeable future.

We continue to believe the Obalon Balloon System can provide significant benefits to patients and value to the healthcare system. However, treatment with the Obalon Balloon System is not currently covered by any kind of private or public health insurance. We believe this has contributed to slow commercial adoption of the product and the procedure, as physicians are not reimbursed for treating patients with the Obalon therapy and patients must pay solely out of pocket for the Obalon Balloon System and the placement procedure. With that in mind, we are initiating efforts to explore obtaining third-party payor reimbursement and coverage for the Obalon Balloon System. We believe that reimbursement and coverage for the Obalon Balloon System could significantly expand our market opportunity. There are more than 70 million adults in the United States who are obese and over 11 million adults in the United States who have Type 2 diabetes and are obese. Moreover, the COVID-19 pandemic has further highlighted the personal health and economics costs of the obesity epidemic in the United States. Recently published data suggest that next to age, the underlying health conditions of obesity and obesity-related health conditions (hypertension and diabetes) are the greatest predictors of COVID-19 hospitalizations and death. We believe the Obalon Balloon System could help reduce third-party payors’ costs and improve patient care, and we intend to explore how additional data may be collected to demonstrate the economic and clinical evidence necessary to secure reimbursement. However, obtaining reimbursement is never certain and can take many years to achieve, and if achieved, may not be determinative of our success. If our initial efforts with payors begin to bear success, we would expect to need to raise additional capital to support those efforts.

To enable us to pursue this reimbursement strategy, we are taking further steps to significantly reduce expenses in an effort to extend our cash runway. We have significantly reduced the organization to only essential personnel and expect that, after a transition, only two full-time employees will remain: Andy Rasdal, the current Executive Chairman of the Board, who effective following the date of this quarterly report will reassume the role of CEO and Nooshin Hussainy, who will remain Chief Financial Officer. During this time we also plan to continue to explore other potential business options and strategic alternatives.
We generated total revenue of $0.8 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, our net loss was $5.3 million and $8.3 million, respectively. We have not been profitable since inception, and as of March 31, 2020, our accumulated deficit was $177.7 million. On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $430,047, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act , which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020.

Our consolidated financial statements as of and for the three months ended March 31, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. If we are not able to accomplish one or more of these goals in the near term, there is a high likelihood we may need to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection, which could result in significant decrease in value for all stakeholders.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For the three months ended March 31, 2020 and 2019, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States, sales of our Obalon Balloon System to our Middle East distributors, and sales from patients treated at our Company-managed Obalon-branded retail center.

We do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, restart manufacturing operations, or plan to ship orders to United States customers or our former international distributor. As a result, we would not expect to report any meaningful revenue for the foreseeable future.

To date we have experienced limited penetration of the U.S. market, and there are many factors that may impact our future ability to successfully develop the intragastric balloon market (which is currently small and immature), including our ability to gain acceptance of our current Obalon Balloon System and its future iterations by doctors and patients, our ability to scale production in a cost effective manner or if at all should we restart manufacturing operations, the emergence of competing products, actions by regulatory bodies, and general economic trends. The amount of revenue and timing of revenue recognition may also be impacted by any future commercial model and customer incentive programs we decide to offer and the channels through which the revenue is derived.

Cost of revenue and gross margin

Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. In the foreseeable future, we expect cost of revenue to be higher than revenue as we focus on reimbursement activities rather than commercial sales.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily production volumes, geographic mix, product mix, manufacturing costs, product yields, headcount and cost-reduction strategies. We expect gross margin to fluctuate from quarter to quarter due to variability of our recognized revenue, our adoption of new manufacturing processes and technologies, changes in our manufacturing capacity, and discontinuation of obsolete products. We have experienced challenges in our ability to produce finished goods, which may impact our ability to meet the demands for future commercial and clinical trials.

In March 2020, we suspended manufacturing of the Obalon Balloon System due to the ongoing COVID-19 pandemic. We restarted manufacturing on a limited basis in June 2020 to convert the small amount of work-in-progress inventory that we currently have to finished goods, in order to have units available for clinical trials and unexpected physician sales but do not expect to continue manufacturing past June 30, 2020.
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
We expense R&D costs as incurred. We expect R&D expenses for the second quarter of 2020 to be lower than historical averages due to the suspension of business operations. Going forward, we expect to incur R&D expenses associated with ongoing post-approval studies and with developing the clinical data needed to support reimbursement.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We expect SG&A expenses to significantly decrease starting in the second quarter of 2020 due to suspension of business operations and the reduction of employee personnel to only certain key employees. SG&A expenses are expected to remain significantly lower than historical averages until such time when business operations may resume.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$780	$1,775
Cost of revenue	541	1,232
Gross profit	239	543
Operating expenses:
Research and development	1,257	2,439
Selling, general and administrative	3,893	6,204
Total operating expenses	5,150	8,643
Loss from operations	(4,911)	(8,100)
Interest income (expense), net	35	(190)
Other expense, net	(385)	—
Net loss	$(5,261)	$(8,290)
Comparison of three months ended March 31, 2020 and 2019
Revenue.    Revenue decreased $1.0 million to $0.8 million during the three months ended March 31, 2020, compared to $1.8 million during the three months ended March 31, 2019. During the second quarter of 2019, we fundamentally changed our commercialization efforts and restructured operations, eliminating the field sales force and transitioning to a centralized customer support model to support our existing physician customers. We launched the first Obalon branded retail center during September 2019 as part of our strategic shift toward a retail treatment center business model and opened our second treatment center in February 2020. As a result of the shift in business strategy from the prior year, revenue from U.S sales decreased $0.6 million stemming from selling fewer balloons in the United States. Furthermore, sales to our Middle East distributors declined to $0.2 million, a $0.4 million decrease over 2019 sales outside the United States. We have subsequently ceased all commercial operations and do not expect any material revenue for the foreseeable future.
Cost of revenue and gross profit.    Cost of revenue decreased $0.7 million to $0.5 million during the three months ended March 31, 2020, compared to $1.2 million during the three months ended March 31, 2019. The decrease in cost of revenue was primarily driven by our shift towards the new retail center business model, which included reducing the volume of product sold to physicians and institutions. As a result of the change in strategy and reduced sales, our cost of revenue decreased $0.4 million. The workforce restructuring which occurred in the second quarter of 2019 resulted in a reduction in payroll and stock based compensation that caused an additional $0.3 million reduction in cost of revenue during the three months ended March 31, 2020 compared to the prior period.
Research and development expenses.    R&D expenses decreased $1.2 million to $1.3 million during the three months ended March 31, 2020, compared to $2.4 million during the three months ended March 31, 2019. This decrease was due primarily to decreases of $0.5 million in R&D product development expenses, a decrease of $0.4 million payroll related expenses, a decrease of $0.2 million in clinical trial, consulting, and outside processing expenses, and a decrease of $0.1 million in stock based compensation expense.
Selling, general and administrative expenses.    SG&A expenses decreased $2.3 million to $3.9 million during the three months ended March 31, 2020, compared to $6.2 million during the three months ended March 31, 2019. The change from the prior period was primarily driven by a decrease of $1.7 million in payroll and stock based compensation expenses, a decrease of $0.7 million in marketing and advertising expense, a decrease of $0.2 million in commissions expense, a decrease of $0.2 million in travel expense, and a decrease of $0.1 million in bad debt expense from fewer sales. These decreases were partially offset by an increase of $0.5 million in insurance, benefits, administrative and license and recruiting expenses and $0.2 million in consulting, tax and audit expense.
Interest income (expense), net.    Interest income (expense), net increased to income of $35,000 for three months ended March 31, 2020 compared to an expense of $0.2 million during the prior period. This change was attributable to us paying off all outstanding debt in the third quarter of 2019.

Other Expense, net.    Other expense, net increased $0.4 million during the three months ended March 31, 2020, compared to zero for the prior period. This increase was attributable to certain equity issuance costs which were fully expensed during the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2020, we had cash and cash equivalents of $8.9 million and an accumulated deficit of $177.7 million. Our primary sources of capital have been private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, a subsequent private placement in August 2018, and various equity financings in 2019 including a follow-on offering in August 2019, and, to a lesser extent, debt financing arrangements. We are continuing to significantly reduce expenditures to extend our cash runway during the suspension of our business operations. We believe our current cash and cash equivalents as of March 31, 2020 are sufficient to fund our operations through the end of 2020.

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on our operations and expenses as a result of the preventive and precautionary measures that we, our customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, we suspended all new patient treatments at our Obalon-branded retail centers due to the ongoing COVID-19 pandemic. We are taking further steps to significantly reduce expenses in an effort to extend our cash runway while we evaluate potential business options and strategic alternatives that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. We have significantly reduced the organization to only essential personnel and expect that, after a transition, only two full-time employees will remain. All Obalon-branded retail centers have been shutdown with no intention to reopen, and we have halted plans for future expansion. We do not expect to restart shipments to U.S. customers and have terminated the agreement with our international distributor, Al Danah Medical Company W.L.L. As we reduce our personnel to two full time employees, we plan to continue to seek strategic alternatives that may be in the best interest of our stockholders, while we pursue third-party payor reimbursement and coverage for the Obalon Balloon System. If we are unsuccessful in those two endeavors over the next several months, there is a high likelihood we may need to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection which could result in significant decrease in value for all stakeholders.

As a result of the above factors, there is substantial doubt about our ability to continue as a going concern for the twelve months following the issuance date of the unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $430,047, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act , which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020.
Public Offering
On August 1, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of our securities, pursuant to which we issued and sold (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of our common stock , (iii) accompanying warrants to purchase up to 3,234,375 shares of our common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase of 37,500 shares of our common stock resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. Each share of common stock and each prefunded warrant was sold together with a purchase warrant entitling the holder to purchase 0.75 of a share of common stock. The common stock and accompanying purchase warrants were sold together at a public offering price of $4.00, and the pre-funded warrant and accompanying purchase warrants were sold at a public offering price of $3.999. The purchase warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the underwriter warrant has an exercise price of $5.00 per share, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The underwriter warrant became exercisable in February 2020 and expires on August 6, 2024. All of the pre-funded warrants were exercised during the third quarter of 2019. None of the purchase or underwriter warrants have been exercised as of March 31, 2020.

Lincoln Park Purchase Agreement
On February 5, 2020, we entered into a new purchase agreement (the “Purchase Agreement”) and registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, $0.001 par value per share (the “Common Stock”). The new Purchase Agreement replaces an existing purchase agreement, dated December 27, 2018, by and between us and Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $20.0 million of our Common Stock. In connection with entering into the new Purchase Agreement, the Company and Lincoln Park terminated the prior purchase agreement, effective February 5, 2020.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of our Common Stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on February 28, 2020 date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed and the other conditions set forth in the purchase agreement were satisfied (such date on which all of such conditions are satisfied, the “Commencement Date”).

We incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of March 31, 2020 we have not sold any shares under the Purchase Agreement to Lincoln Park. We determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, we fully expensed the $0.3 million of fees in March 2020.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(4,814)	$(9,642)
Investing activities	(326)	2,531
Financing activities	—	10,608
Net increase in cash and cash equivalents	$(5,140)	$3,497
Net cash used in operating activities
During the three months ended March 31, 2020, net cash used in operating activities was $4.8 million, consisting primarily of a net loss of $5.3 million, an increase in net operating assets of $0.2 million. These items were partially offset by non-cash charges of $0.7 million, consisting primarily of stock-based compensation expense, depreciation expense, and right-of-use asset amortization expense.
During the three months ended March 31, 2019, net cash used in operating activities was $9.6 million, consisting primarily of a net loss of $8.3 million, and an increase in net operating assets of $2.7 million primarily related to a decrease in accrued compensation offset and an increase in accounts receivable, partially offset by a decrease in other current assets. These items were partially offset by non-cash charges of $1.4 million, consisting of stock-based compensation expense and depreciation expense.
Net cash provided by (used in) investing activities
During the three months ended March 31, 2020, net cash used in investing activities was $0.3 million, consisting primarily of capital expenditures.
During the three months ended March 31, 2019, net cash provided by investing activities was $2.5 million, consisting primarily of maturities of short-term investments.
Net cash provided by financing activities
Cash provided by financing activities was immaterial for the three months ended March 31, 2020
During the three months ended March 31, 2019, net cash provided by financing activities was $10.6 million, consisting primarily of proceeds from the draw down on the second tranche under our loan and security agreement with Pacific Western Bank of $10.0 million as well as proceeds from issuance of common stock, net of issuance costs of $0.6 million.

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
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recently Issued and Adopted Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. On June 16, 2020, the parties reached a settlement of the securities class action, and they intend to submit a final settlement agreement for court approval. The settlement provides for a payment of $3.15 million to the plaintiffs, and provides that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. The Company expects that any amounts due as part of the settlement will be covered by the Company’s insurance policies.

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
RISKS RELATED TO OUR BUSINESS

We have suspended or terminated essentially all of our commercial efforts, shut down our manufacturing operations and terminated nearly all of our employees, and we cannot assure you when, if ever, these efforts will recommence.

Our commercial operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and is expected to continue to have, an adverse impact on our operations, including our product sales, manufacturing, supply chains, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Largely as a result of the COVID-19 crisis, we have permanently closed our two Obalon-branded or managed retail weight loss centers, suspended future expansion plans for new retail centers, stopped shipping product to all U.S. customers, terminated our agreement with our only international distributor, and terminated our sales and marketing organizations. We have also shut down our manufacturing operations, including terminating all manufacturing and related support personnel. Most recently, we terminated all but a few essential employees. These terminations included key long-time senior executives and other functional personnel with deep knowledge and expertise important to our business that has been acquired and developed over many years. We do not expect to restart any of these operations unless we are able to secure reimbursement from third-party payors for our products and obtain adequate funding to continue operations and establish new commercial relationships. We cannot assure you when, if ever, we will achieve any of these objectives and we do not expect to generate any revenue unless and until we can restart.

Even if we are able to obtain reimbursement and adequate funding to restart commercial operations, we would need to hire and train an entirely new workforce, including manufacturing, sales and marketing and administrative personnel. We would also need to requalify all aspects of our manufacturing operations. These efforts would take considerable time and we cannot assure you that we would be able to identify, hire and train sufficient personnel with the training and experience necessary to restart and operate the business.

There are many uncertainties regarding COVID-19, including governmental and public health responses and the unknown duration and extent of economic disruption. Due to the uncertainty surrounding COVID-19, we do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, restart manufacturing operations or to ship orders to U.S. customers or our former international distributor. Despite our efforts to manage and remedy these impacts on us, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. However, based on the current state of the pandemic in the United States and abroad, the disease has already disrupted our operations and had a material adverse effect on our business, results of operations, financial condition, cash flows and stock price, as well heightened many of the risks described elsewhere in the “Risk Factors” section of this Periodic Report on Form 10-Q.

We were unable to identify a strategic transaction that the board of directors believed to be in the best interest of stockholders

We engaged a financial advisor to identify and evaluate possible financial and strategic alternatives and their implications for us. We were unable to identify a strategic or financing transaction that the board of directors believed to be in the best interest of our stockholders. As a result, we may not have enough available cash to continue as an ongoing enterprise and there is a high likelihood we may need to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection which could result in significant decrease in value for all stakeholders.

The report of our independent registered public accounting firm contains an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

Our operations have consumed substantial amounts of cash since inception. We have announced that we do not currently plan to re-open our Company-branded treatment centers, restart manufacturing operations, or ship orders to our U.S. customers or international distributor. As a result, we do not anticipate any material revenue for the foreseeable future. Additionally, we will continue to incur costs as a result of operating as a public company. We believe our cash and cash equivalents as of March 31, 2020 are sufficient to fund our remaining operations only through the end of 2020. The audit report of our independent registered public accounting firm covering the December 31, 2019 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and liquidity position raises substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern. To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits.

The effects of COVID-19 on our business have also negatively impacted our liquidity position and operations, and have also contributed to the doubt about our ability to continue as a going concern.We cannot fully determine the extent to which COVID-19 may continue to impact our operations and liquidity position due to facts and circumstances that are beyond our knowledge or control.The perception that we may not be able to continue as a going concern may cause third parties including suppliers, customers, and employees to terminate their respective relationships with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. If we are not able to accomplish one or more of these goals in the near term, there is a high likelihood we may need to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection which could result in significant decrease in value for all stakeholders

If we are unable to secure additional financing on favorable terms, or at all, we could be forced to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection to protect stakeholder value.

Given the recent changes to drastically reduce our organizational structure and eliminate our commercial operations, we anticipate that our cash and cash equivalents as of March 31, 2020 are sufficient to fund our operations through the end of 2020. If we are not able to raise capital to meet our needs, we will not be able to support any ongoing operations and may not be able to settle all of our liabilities. We have actively reviewed financial and strategic alternatives, including debt and equity financing, whole or partial sale of the company and a reverse merger in order to meet our capital needs and financial obligations, and increase shareholder value, and to date we have been unable to identify a viable alternative for capital raising. As a result, adequate funding may not be available to us on acceptable terms, or at all.

In February 2020, we implemented a new purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Pursuant to the new purchase agreement with Lincoln Park, or the Lincoln Park Purchase Agreement, Lincoln Park has committed to purchase up to $15.0 million of our common stock from time to time over a 36-month period. The number of shares we may sell to Lincoln Park on any single business day in a Regular Purchase is 150,000, but that amount may be increased to up to 250,000 shares of our common stock, depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per Regular Purchase. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $15.0 million over the term of the Lincoln Park Purchase Agreement. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply in certain limited circumstances as set out in the Lincoln Park Purchase Agreement. We have not sold any shares to Lincoln Park in the first quarter of 2020 under the current Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Global Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Given the limitations under this arrangement, we do not believe it is adequate to provide sufficient funds for us to continue as an on-going concern.

Even if we are able to raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders is likely to be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect existing stockholders’ rights. Moreover, debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.

If we are unable to obtain sufficient funds on acceptable terms or in a timely manner we will be forced to take additional actions, including attempting to sell all or portions of our business, liquidating all or some of our assets or seeking bankruptcy protection.

Our shift to a commercial strategy based on coverage and reimbursement by third-party payors may not be successful and will subject us to new risks, some of which we may not yet have identified.

We are currently developing a strategy to obtain coverage and reimbursement from third-party payors, which we believe could address one of the largest barriers to patient and physician adoption of the Obalon Balloon System. Historically, we have utilized both a direct to physician model and a Company-managed Obalon-branded retail treatment center strategy. Both of these commercial strategies utilized a patient cash-pay model, with varying degrees of success. We cannot assure you that this new strategy will be successful nor which delivery model to the patient will be utilized in the future should we be able to obtain coverage and reimbursement from third-party payors.

However, payors may refuse to provide coverage and reimbursement or change their coverage and reimbursement policies for intragastric balloon products as a category and/or for other obesity treatments and procedures, and these changes could negatively impact our business. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Completion of clinical trials necessary to support coverage and reimbursement could take several years or more. We cannot provide any assurance that we will successfully, or in a timely manner, enroll clinical trials, that our clinical trials will meet their primary endpoints or that such trials or their results will be accepted by third-party payors as sufficient to support coverage and reimbursement. Successful results of predecessor clinical trial results may not be replicated in subsequent clinical trials. Additionally, one or more third-party payors may disagree with our analyses and interpretation of the data from any clinical trial we undertake, or may find the clinical trial design, conduct, monitoring, or results unreliable or inadequate to support coverage and reimbursement. If we are unable to develop the clinical support needed to establish coverage and reimbursement, we may be unable to sell our products.

To contain costs of new technologies, governmental healthcare programs and third-party payors are increasingly scrutinizing new and existing treatments by requiring extensive evidence of favorable clinical outcomes. Even if we are successful in obtaining coverage from third-party payors for the Obalon Balloon System or procedures using the product, physicians may not purchase the Obalon Balloon System if they do not receive sufficient reimbursement from these payors for the cost of the product or procedures using our product. If government and other third-party payors do not provide coverage or adequate reimbursement levels for the Obalon Balloon System or procedures using the product, the demand for the Obalon Balloon System will not increase and/or create additional pricing pressure for us, either of which could adversely impact our business and financial condition.

If we are unable to reestablish commercial operations, including sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing our products.

We terminated all of our commercial personnel and no longer have a functioning infrastructure for the sales, marketing, or distribution of any product, and the cost of reestablishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market our product, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services.

There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	our inability to regain customer confidence or recover market share that may have been ceded to competitors or other intragastric balloon technology;

•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;

•	the inability to negotiate with payors regarding reimbursement for our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we choose to enter into and maintain collaborative relationships for such sales, marketing and distribution capabilities, we would be highly dependent upon the collaborator’s strategic interest in our products, and that collaborator’s ability to successfully market and sell the product. To the extent that we depend on third parties for marketing and distribution, any revenue we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to establish adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our products and may not become profitable. We may be competing with many companies that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these companies.

We have received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $430,047, which was made pursuant to the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration, or the SBA. All the funds under the loan were disbursed to us on April 23, 2020. The Company intends to use all proceeds from the loan to retain employees, maintain payroll and make lease and utility payments.

The promissory note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022. Monthly principal and interest payments due on the loan are deferred for a six-month period beginning from the date of disbursement. The loan may be prepaid by the Company at any time prior to April 22, 2022 with no prepayment penalties or premiums.

Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. If the loan is not forgiven, we will be required to repay the outstanding principal, along with accrued interest. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will ultimately apply for or obtain forgiveness of the PPP loan in whole or in part.

The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. We made the certification in good faith after analyzing our financial situation and access to capital and believe that we have satisfied all eligibility criteria for the PPP loan, but the SBA guidance and criteria is subject to interpretation and if we are found to be ineligible, we could be subject to significant penalties and required to repay the loan. If we become subject to penalties or are not able to attain loan forgiveness, it could result in harm to our business, results of operation and financial condition.

We have limited operating experience and a history of net losses, and we recently discontinued all of our commercial operations.

We have a limited operating history upon which you can evaluate our business and we recently discontinued all of our commercial operations while we explore our ability to secure coverage and reimbursement for our products and other strategic alternatives. Prior to discontinuing our commercial operations, we had marketed our products only since January 2017 and our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $5.3 million and $8.3 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $177.7 million and had cash and cash equivalents of $8.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System and sell our Obalon Balloon System in international and U.S. markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the three month period ended March 31, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise additional capital in a timely manner, we will not be able to support our ongoing operations.

While we explore potential alternatives for obtaining coverage and reimbursement for our products, we have dramatically reduced our costs and expenses. These costs and expenses may increase significantly if we determine to pursue additional clinical trials that may be needed to secure reimbursement. If we secure reimbursement and return to commercial operations, we would expect our costs and expenses to increase substantially as we rebuild our sales and marketing and manufacturing capabilities. As a public company, we will continue to incur significant insurance, legal, accounting, compliance and other expenses, and we expect our losses to continue for the foreseeable future. Unless and until we return to commercial operations, we do not expect to generate any revenue. We cannot assure you when, if ever, we will generate revenue and, if we do, whether we will ever achieve profitability.

Our business is entirely dependent on sales of the Obalon Balloon System, which we are currently not marketing or selling.

All of our revenue to date was attributable to sales of our Obalon Balloon System including its component parts and accessories. In 2020, largely due to the COVID-19 crisis, we discontinued all of our commercial operations while we explore our ability to secure coverage and reimbursement for our products and other strategic alternatives. Even if we are able to secure reimbursement for the Obalon Balloon System and restart commercial operations, there are a number of factors that may contribute to our financial results, including:

•	patient interest in and demand for our Obalon Balloon System;

•	our ability to maintain adequate coverage and reimbursement for the Obalon Balloon System;

•	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon Balloon System, the procedures or products of our competitors, or our industry;

•	any safety or efficacy concerns that arise through physician and patient experience with our Obalon Balloon System;

•
any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued four Letters to Health Care Providers warning them about the use of liquid-filled intragastric balloons citing potential risks, including death;

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

We have historically maintained a high level of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges especially if we restart commercial operations and manufacturing in the future.

We are a vertically integrated manufacturer and insufficient demand for our products subjects us to risks. As a result of the need to maintain substantial levels of inventory due to single third-party sourcing and long lead-times to develop alternate third-party sources, we historically carried a high level of inventory for strategic materials. Due to the suspension of our business operations, we have ceased shipping product to U.S. and international customers, closed our Obalon-branded retail treatment centers and halted expansion of our retail treatment center model. We performed an impairment analysis and determined that no asset impairment charges are necessary for the first quarter of 2020, although we estimate that an impairment to certain long-lived assets and inventory in the range of $0.8 million to $1.4 million will be recognized in the second quarter of 2020. If we are not successful executing clinical trials for reimbursement then further impairments may be recognized, which will have a material adverse effect on our future earnings and cash flows.

We currently have sufficient inventory to ensure the completion of treatment for all patients who are currently undergoing therapy at our Company-branded treatment centers. We have notified our U.S. and OUS customers that no inventory is available and to confirm the ability to complete existing patient treatments with inventory on hand at their locations.

We have ongoing lease obligations under two non-cancelable long-term leases and we may not be able to meet our obligations under these agreements.

We have long-term lease obligations related to our headquarters and manufacturing space in Carlsbad and for one Obalon-branded retail treatment center in Orange County, California. We have not paid rent for our Carlsbad facility or Orange County retail treatment center since April 2020 and have notified both owners that we are taking advantage of the protections we believe are afforded by the relevant mandates related to the COVID-19 crisis. We have received a demand letter for payment of rent by the owner of our Carlsbad facility. With rent payments being delayed, our landlords may at their option (a) terminate our headquarters and manufacturing leases or could take other actions that restrict our ability to operate the business, including requesting damages for the Carlsbad lease, or (b) keep the lease in place and continue to have the right to collect rent as and when it becomes due for the remainder of the term of such lease.

Physicians have been slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments may further slow patient adoption. If any of these events were to occur, our prospects would be negatively affected.

Intragastric balloons represent a relatively new category of treatment for obese and overweight patients that is small, immature and not currently covered or reimbursed by third-party payors. We are currently aware of only one other intragastric balloon available for commercial sale in the United States, which was first commercially available in 2015. As a result, patient and physician awareness of intragastric balloons as a treatment option for obesity and weight management, and experience with intragastric balloons, is minimal. Prior to discontinuing our commercial operations, we experienced limited penetration of this market, and any future success will depend in large part on our ability to obtain coverage and reimbursement, to further develop the currently small and immature intragastric balloon market, educate physicians and patients, and to successfully demonstrate the safety, tolerability, ease of use, efficacy, cost effectiveness and other merits of our Obalon Balloon System.

Additionally, because the market for intragastric balloons is new and developing and contains a limited number of market participants, our products could be negatively impacted by unfavorable market reactions to these other devices. If the use of these or future intragastric balloons results in serious adverse device events, or SADEs, or such products are subject to malfunctions or misuse, patients may attribute such negative events to intragastric balloons generally, which may adversely affect market adoption of our Obalon Balloon System. Since February 2017, the FDA has issued four separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA safety alert letters. While the alerts were specific to liquid-filled intragastric balloons, not gas-filled intragastric balloons, these alerts could create negative perceptions of the entire category and slow down the acceptance of the Obalon Balloon System. Medical professional associations, such as ASMBS, have or may publish positions to their memberships which may be favorable or unfavorable toward the use of intragastric balloons, or the Obalon Balloon specifically. Additionally, if patients undergoing treatment with our Obalon Balloon System perceive the weight loss inadequate or adverse events too numerous or severe as compared with the treatment rates of alternative balloons or procedures, it will be difficult to demonstrate the value of our Obalon Balloon System to patients and physicians. As a result, demand for our Obalon Balloon System may decline or may not increase at the pace or to the levels we expect.

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

Additionally, patients may seek a refund or monetary damages from us due to Company-branded treatment center closures, inability to complete treatment, persistent side-effects resulting in early removal, and general discontent with outcomes.

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

For instance, if the Obalon capsule does not reach a patient’s stomach and there is a hardware or software malfunction such that it is inflated in the esophagus, the patient could experience a serious injury. A patient who experiences an esophageal inflation of the balloon would most likely require surgical intervention, and could die as a result of an esophageal inflation or as a result of complications from the subsequent intervention. Physicians may use the Obalon Navigation System to track the location of the balloon prior to inflation. Failure of the sensor to function or the Obalon Navigation System to dynamically track the capsule could result in serious injury if the Obalon balloon is inflated in another portion of the body, such as the esophagus. Perforation of the esophagus at any time, including during removal, is also possible. Esophageal perforation leading to sepsis and death associated with the sepsis has been reported with use of our product. Serious injury could also occur if one or more of the balloons deflates and migrates into the lower intestine causing an obstruction. This can also lead to surgical removal of the device and associated complications including death. Failure of the Obalon Touch Inflation Dispenser to function could result in need for immediate endoscopic removal or patient injury. Balloon deflation and migration into the lower intestine requiring surgical removal has also been reported with use of our product. Perforation of the stomach is also possible and can lead to surgical removal of the device and associated complications including death. Perforation of the stomach requiring surgical repair has also been reported with use of our product. One or more balloons may get lodged in the pyloric channel which could lead to severe dehydration and be life threatening and/or require surgical procedures to remove. Failure to transit has been reported with use of our product and unscheduled endoscopy has been performed to remove the uninflated balloon. Aspiration during placement or removal is also a risk with intragastric balloons which could lead to pneumonia or other serious injury. Acute pancreatitis has been reported that may or may not be associated with the use of our product. While we have designed our products, and established instructions and protocols for physicians, to attempt to mitigate such risks, we cannot guarantee that adverse events will not occur again in the future. For example, physicians and/or patients have in the past failed, and may again in the future fail, to follow our instructions and protocols, and the safety systems we design into our products may not prevent all possible adverse events and injuries and/or our products may fail to function properly.

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

In the past we have, and in the future we may actively employ social media and call center activities as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.

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

We have limited experience manufacturing our Obalon Balloon System and Obalon Navigation System in commercial quantities and, if we restart manufacturing may experience production delays or issues in our manufacturing organization and be unable to meet current or future demand.

Prior to 2017, the majority of our product sales had been to a single international distributor in the Middle East. We first sold our products to physicians and institutions in the United States in 2017, and we anticipate the United States to be our primary market focus going forward. We have limited experience in manufacturing the current Obalon Balloon System and all its related components in commercial quantities. Moreover, we recently terminated our existing manufacturing capabilities, and if we determine to restart commercial operations, we will need to reestablish those capabilities, and likely improve them, in order to satisfy expected demand. We may find that we are unable to successfully manufacture our products in sufficient quantities, on a timely basis and with the expected quality. Any failure to meet the quality, quantity and timeliness expectations of our customers could negatively impact our results of operations.

We have had and may in the future continue to encounter production delays or shortfalls caused by many factors, including the following:

•	the termination of our manufacturing organization and related support functions and/or ability to successfully rehire the necessary talent and capabilities;

•	the timing and process needed to assimilate the changes necessary to enable our production processes to accommodate anticipated demand;

•	shortages that we may experience in any of the key components or sub-assemblies that we obtain from third-party suppliers, especially as we have not placed any future orders from those supplies;

•	production delays or stoppages caused by receiving components or supplies which do not meet our quality specifications;

•	delays that we may experience in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;

•	delays that we may experience in seeking FDA review and approval of PMA supplements required for certain changes in manufacturing facilities, methods or quality control procedures;

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

Historically, we manufactured our Obalon Balloon System and some of its components and sub-assemblies at our Carlsbad facility, and we relied on third-party suppliers for other components and sub-assemblies used in production. In some cases, these suppliers were single source suppliers. For example, we relied on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons and the hydrophilic coating for our catheters. We also relied on additional single source suppliers for components of our Obalon Navigation balloons and console, including sensors. These components are critical to our current and future products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components and obtaining additional components may require significant lead-time. We have experienced and may continue to experience production challenges due to shortages of key components from suppliers.

Moreover, we have not placed any future orders with our suppliers and they could refuse to fill future orders in the event we restart manufacturing, they may lose the capabilities to produce for us or they may refuse to do business with us at all in the future. Identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost and could delay our ability to restart production and, going forward, could adversely affect our ability to fill product orders, service and maintain equipment with customers. For example, given that our Obalon Balloon System is a PMA approved product, any replacement supplier will have to be assessed by us through audits and other verification and assessment tools and found capable of producing quality components that meet our approved specifications, and we may be required to notify or obtain approval from the FDA for a change in a supplier prior to our ability to use the components it provides. If we were unable to find a replacement supplier, it could result in significant delays as we would be unable to produce additional product until such replacement supplier had been identified and qualified. If an existing or replacement supplier proposes to change any component specifications or quality requirements, the change may require FDA approval of a PMA supplement. If a supplier changes a component without notifying us, that change could result in an undetected change being incorporated into the finished product. Once detected and investigated, if the change is found to potentially affect the safety or effectiveness of the product, we would have to take corrective and preventive action, including possibly recalling the product, which could be time-consuming and expensive, and could impair our ability to meet the demand of our customers and harm our business and reputation.

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

•
concern regarding our current financial position or delay in our payments to suppliers; especially our key suppliers for the Obalon Navigation System console and balloon components, could negatively impact suppliers' perception of the Company and result in delayed or canceled delivery of components;

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
Al Danah Medical Company W.L.L, or Al Danah, was the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. International sales to Al Danah represented 30.8% and 0.0% of our total revenue for the three months ended March 31, 2020 and 2019, respectively. Bader Sultan & Bros. Co. W.L.L., or Bader, was previously the sole distributor of our prior generation Obalon balloon system in the Middle East and our sole international customer. The agreement with Bader was terminated in December 2019. In May 2020 we terminated the agreement with Al Danah and will not ship them product in the future. The significant reduction in international revenue in 2020 has had a significant impact on our financial performance. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.
If we were to restart commercial operations, we would not intend to devote significant additional resources in the near-term to market our Obalon Balloon System internationally, which will limit our potential revenue from our product.
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
In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. There are several competitors in the pharmaceutical segment including Vivus, Inc., Eisai Co.,

Ltd, Inc., AstraZeneca plc, and Allergan plc. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the Lap-Band from Apollo Endosurgery, Inc. and currently sells that device worldwide). We are aware of only one FDA approved, commercially marketed liquid-filled balloon device for treating overweight people, the ORBERA Balloon by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that has been approved for sale in Europe and the Middle East and completed enrollment in a U.S. clinical trial and is pending FDA approval. Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is is currently under review by the FDA for PMA approval. We also compete against non-balloon treatments including Aspire Bariatrics' ApireAssist device and a technology developed by Gelesis known as the Plenity device, that is intended to expand in the stomach by absorbing water to create the feeling of satiety. Gelesis's Plenity device was cleared by FDA in 2019. Also in 2019, BAROnova gained FDA PMA approval in the U.S. for its transpyloric shuttle, a non-surgical, non-pharmacologic device to induce weight loss by slowing gastric emptying. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.
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
If in the future we restart manufacturing operations and our manufacturing facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to manufacture and sell our Obalon Balloon System and to pursue our research and development efforts may be jeopardized.
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

We have not paid rent for our Carlsbad facility since April 2020 and have notified the owner that we are taking advantage of the protections we believe are afforded by the relevant mandates related to the COVID-19 crisis. We have received a demand letter for payment of rent by the owner of our Carlsbad facility. We could be required to move manufacturing to another location in the future. With rent payments being delayed, our landlords may, at their option, (a) terminate our headquarters and manufacturing leases or could take other actions that restrict our ability to operate the business or (b) keep the lease in place and continue to have the right to collect rent as and when it becomes due for the remainder of the term of such lease.

Certification of a new manufacturing facility can be time consuming and expensive and requires personnel resources that we may not have or access to. We may be unsuccessful in our efforts to move manufacturing, which could negatively impact our ability to manufacture product in the future.

We have dramatically reduced our senior management team and cannot assure you that we have sufficient resources to accomplish our business plan.

Our success largely depends upon the services of our executive management team, which currently is expected to be reduced to two shortly after the filing of this quarterly report: Andy Rasdal, our Executive Chairman and former CEO who will be assuming the position of CEO and Nooshin Hussainy, our Chief Financial Officer. Our current President and CEO, William Plovanic has announced his resignation in order to accept another position with his resignation effective as of the close of business on the date of filing of this quarterly report. Mr. Plovanic will continue to serve as a member of the Board of Directors. Mark Brister, our Chief Technology Officer, and Amy VandenBerg, our Chief Clinical, Regulatory and Quality Officer, are expected to resign on or before June 30, 2020 but will continue to provide limited services on a consulting basis. Bob MacDonald, our Chief Retail Officer, resigned on March 13, 2020. We cannot assure you that the remaining executives will be sufficient to implement our current business plan. Additionally, we do not currently maintain key personnel life insurance policies on any of our employees. Moreover, if we determine to pursue securing reimbursement for our products, and if we are successful, we will need to attract and retain additional executive officers and numerous highly qualified personnel. Competition for executive officers and skilled personnel is intense. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to attract and retain additional executive officers or other key employees it could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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
We have established two Company-managed Obalon-branded retail treatment centers, where medical services were provided to the public, which has exposed us to the risk of professional liability and other claims. We have since closed both centers. In recent years, physicians have become subject to an increasing number of lawsuits alleging malpractice and related legal claims. Some of these lawsuits may involve large claims and significant defense costs. It is possible that these claims could be asserted against us and/or our affiliated physicians. Any litigation, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although we did not be make patient care or treatment decisions at the Company-owned or managed Obalon-branded retail treatment centers, it could be asserted that we should be held liable for the malpractice of a physician using our products at a Company-owned or managed Obalon-branded retail treatment center. In addition, we could incur reputational harm or negative publicity in relation to a material malpractice or care-related injury. Malpractice lawsuits and claims can also lead to increased scrutiny by regulatory authorities and other third parties. Some plaintiffs have asserted allegations of corporate practice of medicine or prohibited fee splitting in connection with malpractice claims. There can be no assurance that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage. Professional liability insurance, moreover, can be expensive and varies from state to state and there can be no assurance that professional liability insurance will be available to us or our affiliated physicians at costs acceptable to us or at all.
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
Since February 2017, the FDA has issued four separate letters (known as Safety Alerts) to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. While the Safety Alerts were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons, these adverse events could result in the FDA taking action against the entire intragastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
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
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory, product development tasks, quality assurance, clinical data, and customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or other catastrophic events. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, a variety of our software systems are cloud-based data management applications hosted by third-party service providers whose security and information technology systems are subject to similar risks. Numerous and evolving cybersecurity threats pose potential risks to the security of our information technology systems, networks and products, as well as the confidentiality and integrity of our data. A security breach could impact the use of such products and the security of information stored therein.
The failure of our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory efforts and significantly increase our costs to recover or reproduce the data. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors or contractors. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could also incur liability. Any of these events could have a material adverse effect on our reputation, business, financial condition and results of operations.
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

In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in approximately 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we restarted enrollment and as of March 31, 2020 we enrolled approximately 200 patients, which we believe represents full enrollment. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for approximately 4,000 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We began enrollment of the Obalon Navigation System post-approval study in December 2019. In the first quarter of 2020, we enrolled 32 patients in the Obalon Navigation System post-approval study. We intend to notify the FDA that we have temporarily paused active new patient enrollment as a result of ceasing to ship new product to commercial customers and the closure of the Obalon-branded retail treatment centers. We intend to keep this study paused until we secure a pathway to a product reimbursement trial where we may collect the data required to support this study in conjunction with the data required of a third-party payor. The product labeling for any product subject to a post-approval study must be updated and submitted in a PMA supplement as results, including any adverse event data, from the post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. Moreover, if post-approval studies of our products reveal unanticipated adverse effects, increases in the incidence of anticipated adverse effects, or device failures, and we are required to modify the approved labeling for our products to include such adverse findings, such labeling modifications could have a materially adverse effect on our ability to market and sell the affected products.
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
Since February 2017, the FDA has issued four separate letters to health care providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. The letters were specific to liquid-filled intragastric balloons and not gas-filled intragastric balloons. However, these adverse events associated with liquid-filled intragastric balloons could result in the FDA taking action against the entire gastric balloon category, which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval.
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
Taking corrective action may be expensive, time consuming and a distraction for management and if we experience a shutdown or delay at our manufacturing facility, we may be unable to produce our Obalon Balloon System, which would materially harm our business.
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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

HIPAA requires certain entities, referred to as “covered entities” (including most healthcare providers and health plans), to comply with established standards, including standards regarding the privacy and security of PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates,” as such term is defined by HIPAA, which, among other things, obligate business associates to safeguard the covered entity’s PHI against improper use and disclosure. In addition, a business associate may face significant statutory and contractual liability if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. We believe that our Company-owned or managed treatment centers are required to be HIPAA compliant; we do not believe our corporate offices are required to be HIPAA compliant, but are nevertheless committed to maintaining the security and privacy of patients’ health information. Violation of HIPAA could result in the imposition of civil or criminal penalties.
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
As of March 31, 2020, we held 25 issued U.S. patents and had 17 pending U.S. patent applications, as well as 32 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, China and Israel and 63 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of March 31, 2020, we held two registered U.S. trademarks and 41 registered marks in Europe, the Middle East, Asia and Mexico. We have five pending U.S. trademark applications and no pending marks outside the United States, including in Europe, the Middle East, Asia and Mexico.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect the Obalon Balloon System or any other products;

•	any of our pending patent applications will issue as patents;

•	we will be able to successfully commercialize our Obalon Balloon System before our relevant patents expire;

•	we were the first to make the inventions shown in each of our patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe our patents;

•	any of our patents will be found to ultimately be valid and enforceable;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or products that are separately patentable;

•	our commercial activities or products will not infringe the patents of others; or

•	we will be in the financial position to defend our trademarks and patents.
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
Many of our current and former employees were previously employed at pharmaceutical companies and other medical device companies, including our potential competitors, in some cases until recently. We may be subject to claims that we, our current and former employees, consultants or third parties have inadvertently or otherwise used or disclosed alleged trade secrets or proprietary information of these former employers or competitors. In addition, we may be subject to claims that we caused a current or former employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction for our management. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with third parties. A loss of key personnel or their work product could have an adverse effect on our business, results of operations and financial condition.
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
As of March 31, 2020 we have not sold any shares of our stock under the Purchase Agreement with Lincoln Park.
Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.
The public trading price for our common stock can be affected by a number of factors, including:

•	a slowdown in the medical device industry, the aesthetics industry or the general economy;

•	whether we obtain coverage and reimbursement from third-party payors;

•	quarterly variations in our or our competitors' results of operations;

•	the results of our clinical trials;

•	unanticipated or serious safety concerns related to the use of any of our products or competitive liquid-filled intragastric balloon products;

•	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;

•	regulatory or legal developments in the United States and other countries;

•	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;

•	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;

•	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;

•	the loss of key personnel, including changes in our board of directors and management;

•	legislation or regulation of our business;

•	changes in the structure of healthcare payment systems;

•	our commencement of, or involvement in, litigation;

•	the announcement of new products or product enhancements by us or our competitors;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	negative publicity, such as whistleblower complaints, about us or our products;

•	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation;

•	ability to meet Nasdaq minimum listing requirements; and

•	developments in our industry.

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
Nasdaq monitors our ongoing compliance with its minimum listing requirements and if we fail to meet those requirements and cannot cure such failure in the prescribed period of time, our common stock could be subject to delisting from the Nasdaq market. Should we not raise capital on or before June 30, 2020, we expect our shareholder equity will decrease below the $10,000,000 minimum, which would trigger written notification from Nasdaq for non-compliance.

Since the COVID-19 pandemic began, the closing bid for our common stock has consistently been below $1.00. We have not received any notification from Nasdaq related to the minimum bid price requirement or stockholder equity requirements. On April 23, 2020, Nasdaq’s proposed rule change to toll the compliance periods for the minimum bid price requirement and market value requirement through June 30, 2020 became effective. During this tolled period, Nasdaq would still send notices of non-compliance and companies would still have to disclose such notice in accordance with SEC rules. Our common stock closed below $1.00 every day from April 17, 2020 to May 26, 2020, but has since closed above $1.00 per share. We cannot assure you that the closing price of our common stock will remain at or above $1.00 per share for a sufficient period to enable us to avoid notification of non-compliance with this listing requirement.

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
As of March 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21% of our outstanding capital stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

On June 16, 2020, the parties reached a settlement of the securities class action, and they intend to submit a final settlement agreement for court approval. The settlement provides for a payment of $3.15 million to the plaintiffs, and provides that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. The Company expects that any amounts due as part of the settlement will be covered by the Company’s insurance policies.

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
None.

Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information

On June 16, 2020, the Company notified approximately 25 employees of their termination as part of its steps to significantly reduce expenses in an effort to extend our cash runway to refocus on obtaining coverage and reimbursement from third-party payors and pursuing strategic opportunities. The Company estimates it will incur pre-tax cash charges of approximately $0.2 million for bonus payouts and related cash expenditures. The Company expects to recognize the majority of these charges in the second quarter of 2020. The Company expects to substantially complete the organizational restructuring by June 30, 2020.

The charges that the Company expects to incur in connection with the organizational restructuring are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the organizational restructuring.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith
3.2	Restated Certificate of Incorporation	S-1	333-213551	9/26/2016
3.4	Restated Bylaws	S-1	333-213551	9/26/2016
10.1	Promissory Note, dated as of April 22, 2020, by and between Obalon Therapeutics, Inc. and Silicon Valley Bank	8-K	001-37897	4/27/2020	10.1
10.2	Amended and Restated Retention Agreement, dated as of June 9, 2020, by and between Obalon Therapeutics, Inc. and Andrew Rasdal				X
10.3	Amended and Restated Retention Agreement, dated as of June 9, 2020, by and between Obalon Therapeutics, Inc. and Nooshin Hussainy				X
10.4	Transition and Consulting Agreement, dated as of June 11, 2020, by and between Obalon Therapeutics, Inc. and Amy Vandenberg				X
10.5	Transition and Consulting Agreement, dated as of June 11, 2020, by and between Obalon Therapeutics, Inc. and Mark Brister				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: June 19, 2020	by:	/s/ William Plovanic
William Plovanic
President & Chief Executive Officer

Date: June 19, 2020	by:	/s/ Nooshin Hussainy
Nooshin Hussainy
Chief Financial Officer