Form 10-Q/A
period 2020-03-31
OBALON THERAPEUTICS INC
filed 2020-06-24
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	¬	Accelerated filer	¬
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

EXPLANATORY NOTE

Obalon Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 19, 2020 (the “Original Form 10-Q”), solely to disclose that the Company had filed the Original Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of is quarterly report in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 12, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order to file is quarterly report no later than June 29, 2020. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q until June 19, 2020, and therefore relied on the Order due to circumstances related to COVID-19. At the time of filing the Form 8-K, the Company had experienced significant disruptions to its business and operations as a result of COVID-19. In particular, there was substantial diversion of attention and resources to other operational matters and away from the Company’s usual quarterly reporting processes. In addition, the "stay at home" directives issued by the Governor of California have limited the Company’s access to its facilities and key personnel, as well as disrupted the Company’s normal accounting and reporting processes for the Original Form 10-Q. These circumstances affected the collaboration of the Company’s financial reporting team and the accessibility of the Company’s books and records, resulting in delays in the review, preparation and completion of its financial statements for the quarter ended March 31, 2020. Consequently, the Company was unable to timely file the Form 10-Q without the extension provided for by the Order.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, this Amendment No. 1 contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

OBALON THERAPEUTICS, INC.

Date: June 24, 2020	by:	/s/ Andrew Rasdal
Andrew Rasdal
President & Chief Executive Officer

Date: June 24, 2020	by:	/s/ Nooshin Hussainy
Nooshin Hussainy
Chief Financial Officer

4