Form 10-Q
period 2020-06-30
OBALON THERAPEUTICS INC
filed 2020-07-30
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Total shares of common stock outstanding as of the close of business on July 18, 2020 was 7,731,633.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,804	$14,055
Accounts receivable, net	—	285
Inventory	—	1,936
Other current assets	3,971	1,959
Total current assets	10,775	18,235
Property and equipment, net	1,055	1,081
Lease right-of-use assets	748	1,077
Other long-term assets	1,295	—
Total assets	$13,873	$20,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,054	$648
Accrued compensation	240	820
Deferred revenue	123	424
Other current liabilities	3,603	1,524
Current portion of lease liabilities	579	561
Total current liabilities	5,599	3,977
Lease liabilities long-term	666	567
Long-term debt	430	—
Total long-term liabilities	1,096	567
Total liabilities	6,695	4,544
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 7,731,633 and 7,724,100 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	189,049	188,271
Accumulated deficit	(181,879)	(172,430)
Total stockholders’ equity	7,178	15,849
Total liabilities and stockholders’ equity	$13,873	$20,393

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$703	$386	$1,483	$2,161
Cost of revenue	423	679	964	1,911
Gross profit (deficit)	280	(293)	519	250
Operating expenses:
Research and development	765	1,788	2,022	4,227
Selling, general and administrative	2,362	4,332	6,255	10,536
Asset impairment and other charges	1,310	—	1,310	—
Total operating expenses	4,437	6,120	9,587	14,763
Loss from operations	(4,157)	(6,413)	(9,068)	(14,513)
Interest (expense) income, net	(5)	(295)	30	(485)
Other expense, net	(26)	(59)	(411)	(59)
Net loss and comprehensive loss	$(4,188)	$(6,767)	$(9,449)	$(15,057)
Net loss per share, basic and diluted	$(0.54)	$(2.52)	$(1.22)	$(6.02)
Weighted-average common shares outstanding, basic and diluted	7,728,624	2,687,829	7,726,915	2,500,619

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2019	7,724,100	$8	$188,271	$(172,430)	$15,849
Stock-based compensation	—	—	470	—	470
Vesting of stock awards, net of cancellations	7,533	—	—	—	—
Vesting of early exercised stock options	—	—	14	—	14
Net loss	—	—	—	(5,261)	(5,261)
Balance at March 31, 2020	7,731,633	8	188,755	(177,691)	11,072
Stock-based compensation	—	—	292	—	292
Vesting of early exercised stock options	—	—	2	—	2
Net loss	—	—	—	(4,188)	(4,188)
Balance at June 30, 2020	7,731,633	$8	$189,049	$(181,879)	$7,178

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
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

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019

Operating activities:
Net loss	$(9,449)	$(15,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	256
Stock-based compensation	762	1,641
Loss on disposal of fixed assets	—	95
Amortization of right-of-use assets	239	186
Accretion of investment discount, net	—	(2)
Amortization of debt discount	—	70
Impairment of long-lived assets and other charges	1,257	—
Impairment of inventory	53	—
Change in operating assets and liabilities:
Accounts receivable, net	285	423
Inventory	(524)	(157)
Other current assets	(1,845)	1,760
Accounts payable	405	(191)
Accrued compensation	(564)	(2,712)
Deferred revenue	(302)	(32)
Lease liabilities, net	(147)	(136)
Other current and long-term liabilities	2,079	(142)
Net cash used in operating activities	(7,564)	(13,998)
Investing activities:
Maturities of short-term investments	—	2,550
Purchases of property and equipment	(117)	(20)
Net cash (used in) provided by investing activities	(117)	2,530
Financing activities:
Proceeds from long-term loan	430	10,000
Payment on long-term loan	—	(15,000)
Proceeds from issuance of common stock, net of issuance costs	—	8,793
Proceeds from sale of common stock upon exercise of stock options	—	1
Net cash provided by financing activities	430	3,794
Net decrease in cash and cash equivalents	(7,251)	(7,674)
Cash and cash equivalents at beginning of period	14,055	21,187
Cash and cash equivalents at end of period	$6,804	$13,513
Supplemental cash flow information:
Interest paid	$—	$563
Unpaid issuance costs	$—	$377
 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
Liquidity
As of June 30, 2020, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. Our revenue for the three months ended June 30, 2020 were primarily due to reversing various reserves related to revenue from customer incentive programs, swallow guarantee, and returns reserves as a result of stopping all commercial operations and underlying programs. However, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of June 30, 2020, its accumulated deficit was $181.9 million. Since inception, the Company has financed its operations primarily through private placements of its preferred stock, the sale of common stock in its IPO and in subsequent public offerings and private placements, and, to a lesser extent, debt financing arrangements. As of June 30, 2020, the Company had cash and cash equivalents of $6.8 million. The Company expects to continue to incur net losses for the foreseeable future.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on the Company’s operations and expenses as a result of the preventive and precautionary measures that the Company, its customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, the Company suspended all new patient treatments at its Obalon-branded retail centers due to the ongoing COVID-19 pandemic. The Company has taken further steps to significantly reduce expenses in an effort to extend its cash runway while it evaluates potential business options, strategic alternatives and the potential for third-party payor reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. The Company has significantly reduced the organization to only essential personnel and expects that, after a transition at the end of July 2020, only two full-time employees will remain. All Obalon-branded retail centers have been shutdown with no intention to reopen, and the Company has halted plans for future retail center expansion. The Company does not expect to restart shipments to U.S. customers and has terminated the agreement with its international distributor, Al Danah Medical Company W.L.L. The decision to shift the Company's strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. If the Company is unsuccessful in those two endeavors over the next several months, it may be forced to liquidate the business or pursue bankruptcy protection. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2020.

2. Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the six months ended June 30, 2020, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2020 and its condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019, statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
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
Fair Value Measurements
The carrying values of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturity of these instruments. The carrying value of the loan approximates its fair value as the interest rate and other terms are that which are currently available to the Company.

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

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable, which are generally not collateralized. The Company limits its exposure to credit loss by placing its cash equivalents with high credit quality financial institutions and investing in high quality short-term debt instruments. The Company’s customers consisted of physicians and institutions in the United States and one international distributor. The Company establishes customer credit policies related to its accounts receivable based on historical collection experiences within the various markets in which the Company operates, historical past-due amounts, and any specific information that the Company becomes aware of such as bankruptcy or liquidity issues of customers.

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Customer A	—%	—%	16.2%	—%
Customer B	—%	—%	—%	27.2%
Customer C	5.8%	50.5%	3.0%	20.6%

	June 30, 2020	December 31, 2019
Accounts receivable:
Customer A	—%	—%
Customer B	—%	—%
Customer C	—%	20.8%

The Company's largest customer for the three and six months ended June 30, 2020 was New York Bariatric Group and Al Danah Medical Company W.L.L., respectively. The revenue from New York Bariatric Group for the three months ended June 30, 2020 related to certain reversals of prior revenue reserves and did not represent actual sales during the period. The largest customer for the three and six months ended June 30, 2019 was Bader Sultan & Bros. Co. W.L.L. There were no other international sales aside from sales to Al Danah Medical Company W.L.L. for the three and six months ended June 30, 2020.
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

The Company evaluated whether the shift in business strategy to pursue a reimbursement model was indicative of inventory impairment. The Company performed an impairment assessment on its inventory stock and recognized $0.1 million in impairment charges for the three months ended June 30, 2020 related to excess inventory not expected to be used in clinical trials to pursue reimbursement. The Company determined that the remaining inventory balance has an alternative future use in clinical trials and reclassified it to other current assets and other long-term assets. As a result, the Company does not have any inventory as of June 30, 2020.
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

In light of the Company's shift in business strategy from the Obalon-branded retail treatment center model to a reimbursement model, the Company performed an impairment analysis on its long-lived assets and recognized $1.2 million in impairment charges for the three months ended June 30, 2020 relating to the assets as the Company's previous retail treatment centers.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$724	$724
Cash equivalents:
Money market funds	6,080	6,080	$—	$—
Total assets	$6,804	$6,804	$—	$—

		Fair value measurements at reporting date using
	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$1,012	$1,012
Cash equivalents:
Money market funds	13,043	13,043
Total assets	$14,055	$14,055	$—	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of June 30, 2020 and December 31, 2019.

Instruments Not Recorded at Fair Value on a Recurring Basis
The estimated fair value of the Company's long-term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company's long-term loan approximates the current fair value as the interest rate and other terms are more favorable than that which are currently available to the Company.

4. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(4,188)	$(6,767)	$(9,449)	$(15,057)
Weighted-average common shares outstanding, basic and diluted	7,728,624	2,687,829	7,726,915	2,500,619
Net loss per share, basic and diluted	$(0.54)	$(2.52)	$(1.22)	$(6.02)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options to purchase common stock	—	—	—	112,892
Total	—	—	—	112,892

5. Balance Sheet Details

Inventory consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$—	$1,835
Work in process	—	12
Finished goods	—	89
Total	$—	$1,936

As noted in Note 2, the current economic environment along with the shift in business resulted in the Company reclassifying inventory to other current and long term assets as the Company has no intention to sell these assets but instead plans to use them for clinical trials. Additionally, the Company recorded an impairment charge of $0.1 million for the three months ended June 30, 2020 related to certain excess inventory.

Other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$640	$1,890
Insurance receivable	3,150	—
Manufacturing use assets	166	—
Other assets	15	69
Total	$3,971	$1,959

Property and equipment, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer hardware	$259	$263
Computer software	274	291
Leasehold improvements	427	497
Furniture and fixtures	179	247
Scientific equipment	1,968	1,999
Construction in progress, or CIP	406	110
	3,513	3,407
Less: accumulated depreciation	(2,458)	(2,326)
Total	$1,055	$1,081

Depreciation expense was $0.1 million for both the three months ended June 30, 2020 and 2019 and $0.2 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. As noted in Note 2, the current economic environment along with the shift in business focus is an impairment triggering event for the other long-lived assets. This resulted in impairment and other charges of $1.3 million for the three months ended June 30, 2020. Based upon the Company's analysis, no other asset impairment charge was recorded.

Other long-term assets consists entirely of manufacturing use assets as of June 30, 2020.
Other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued legal and professional fees	$93	$412
Accrued customer incentives	—	198
Accrued sales and other taxes	83	107
Returns reserve liability	—	315
Settlement accrual	3,150	—
Other accrued expenses	277	492
Total	$3,603	$1,524

6. Loan

Payroll Protection Program Loan

On April 22, 2020, the Company executed a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $0.4 million (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). All the funds under the PPP Loan were disbursed to the Company on April 23, 2020.

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

As of June 30, 2020, the Company has used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

7. Stock-Based Compensation

Equity Incentive Plan
As of June 30, 2020, 1,012,669 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.
The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$—	$(65)	$1	$(26)
Research and development	59	191	157	410
Selling, general and administrative	233	410	604	1,257
Total	$292	$536	$762	$1,641

Unrecognized stock-based compensation expense at June 30, 2020 for all stock-based compensation pertaining to options was approximately $0.6 million, which is expected to be recognized over a weighted-average term of 2.5 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2020 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	518,468	$38.64
Options granted	463,000	0.80
Options exercised	—	—
Options canceled	(191,450)	30.03
Outstanding at June 30, 2020	790,018	$18.55	8.36	$—
Vested and expected to vest at June 30, 2020	693,494	$20.89	8.15	$—
Vested and exercisable at June 30, 2020	284,649	$46.65	5.76	$—

The weighted-average fair value of options granted during the six months ended June 30, 2020 was $1.12.

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2020:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2019	29,524	$39.64
Awards granted	—	—
Awards released	(26,524)	36.03
Awards canceled	—	—
Outstanding at June 30, 2020	3,000	$71.50
The Company's current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company's common stock on the grant date. Unamortized expense of $0.1 million is expected to be recognized over a weighted-average period of 1.0 year.

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Equity Incentive Plan for the six months ended June 30, 2020:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	55,574	$11.70
Awards granted	816,081	1.88
Awards released	(8,696)	23.00
Awards canceled	(816,081)	1.88
Outstanding at June 30, 2020	46,878	$9.60	$33
Vested and expected to vest at June 30, 2020	46,470	$9.60	$33
The Company's current restricted stock units vest 100% at various terms from the grant date, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on the grant date. An immaterial amount of unamortized expense is expected to be recognized over a weighted-average period of 0.1 years.

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

The Representative Warrant became exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrants have been exercised as of June 30, 2020. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

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

The Company incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of June 30, 2020 the Company has not sold any shares under the Purchase Agreement to Lincoln Park. The Company determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, the Company fully expensed the $0.3 million of fees in March 2020.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of June 30, 2020:

Stock options issued and outstanding	790,018
Restricted stock units issued and outstanding	46,878
Warrants issued and outstanding	3,271,875
Authorized for future option and ongoing vesting of award grants	1,012,669
Authorized for future issuance under ESPP	190,222
Total	5,311,662

9. Income Taxes
For the three and six months June 30, 2020 and 2019, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
Operating Lease
The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2022 and 2025. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. In January 2020, the Company entered into lease agreements for two additional Obalon-branded retail treatment centers in Orange County, California and Sacramento, California, respectively. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The treatment center leases in Sacramento and San Diego were terminated on April 29, 2020 and May 27, 2020, respectively as a result in the Company's shift in strategy away from the retail treatment center model in the second quarter of 2020. The Company has not paid rent under the Orange County lease or its lease for its headquarters in Carlsbad, since April 2020. The Company’s landlord in Carlsbad, Gildred Development Company, has since sent a demand letter for rent. During the three months ended June 30, 2020, the Company recorded a $0.4 million charge to fully write off the Orange County right-of-use asset as the center will not be functioning.
Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the three months ended June 30, 2020 were immaterial.

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

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the three months ended June 30, 2020. The current and long-term portions of operating and finance lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Operating and finance lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.

Future minimum annual lease payments under such leases were as follows as of June 30, 2020 (in thousands):

Operating leases:
Remainder of 2020	$269
2021	564
2022	219
2023	105
2024	108
2025	37
Total undiscounted lease payments - operating leases	1,302
Finance leases:
Remainder of 2020	12
2021	24
Total undiscounted lease payments - finance leases	36
Total undiscounted lease payments	1,338
Less: imputed interest	(93)
Lease liability	1,245
Less: current portion of lease liability	(579)
Lease liability, less current portion	$666

As of June 30, 2019, the Company’s remaining lease term ranges from 1.7 to 4.8 years. Rent expense totaled $0.1 million for both the three months ended June 30, 2020 and 2019 and $0.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company paid $0.1 million and $0.2 million of cash payments related to its operating lease agreement for the three and six months ended June 30, 2020, respectively. The Company's weighted average discount rate for leases as of June 30, 2020 was 6.0%.

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

As of June 30, 2020, the Company recorded a settlement accrual and corresponding insurance receivable for $3.15 million on the other current liabilities and other current assets lines on the condensed consolidated balance sheets, respectively.

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

For the six months ended June 30, 2020, the PC recognized $0.3 million of deferred revenue associated with prepaid services at the treatment center, which is fully presented in the condensed consolidated balance sheet of the Company at June 30, 2020.

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

In March 2020, we announced that the overall uncertainty, the restriction on elective procedures and the specific directives issued by the Governor of California as a result of COVID-19 had a significant impact on our business. As a result, we halted sales to new patients in our company-branded retail treatment centers, terminated expansion plans for additional retail centers and subsequently closed the two retail treatment centers we had opened. We have also halted manufacturing operations and have not filled orders to U.S. customers or our former international distributor since that time. Additionally, we terminated our contract with Al Danah, our only international distributor. In June 2020, we temporarily restarted manufacturing on a limited basis to convert our work in progress inventory to finished goods in order to have units available for clinical trials and unexpected physician sales but do not expect to continue manufacturing past June 30, 2020. Additionally, we expect that, after a transition at the end of July 2020, only two full-time employees will remain: Andy Rasdal, our President and Chief Executive Officer, and Nooshin Hussainy, our Chief Financial Officer.

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

To enable us to pursue this reimbursement strategy, we are taking further steps to significantly reduce expenses in an effort to extend our cash runway. We have significantly reduced the organization to only essential personnel. During this time we also plan to continue to explore other potential business options and strategic alternatives.
We generated total revenue of $0.7 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. We have incurred significant losses in each period since our inception in 2008, with net losses of $4.2 million and $6.8 million during the three months ended June 30, 2020 and 2019, respectively, and $9.4 million and $15.1 million during the six months ended June 30, 2020 and 2019, respectively. We have not been profitable since inception, and as of June 30, 2020, our accumulated deficit was $181.9 million. On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act , which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020.

Our consolidated financial statements as of and for the three and six months ended June 30, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. If we are not able to accomplish one or more of these goals in the near term, there is a high likelihood we may need to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection, which could result in significant decrease in value for all stakeholders.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For the three and six months ended June 30, 2020 and 2019, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States, sales of our Obalon Balloon System to our Middle East distributors, and sales from patients treated at our Company-managed Obalon-branded retail center. We also generated revenue during the six months ended June 30, 2020 from reversing various reserves related to revenue from customer incentive programs, swallow guarantee, and returns reserves as a result of terminating all commercial operations and underlying programs.

We do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, restart manufacturing operations, or plan to ship orders to U.S. customers or our former international distributor. As a result, we would not expect to report any meaningful revenue for the foreseeable future.

To date we have experienced limited penetration of the U.S. market, and there are many factors that may impact our future results of operations, including: our ability to establish coverage and reimbursement for the Obalon Balloon System, our ability to successfully develop the intragastric balloon market (which is currently small and immature) and gain acceptance of our current Obalon Balloon System and its future iterations by doctors and patients, our ability to scale production in a cost effective manner or if at all should we restart manufacturing operations, the emergence of competing products, actions by regulatory bodies, and general economic trends. The amount of revenue and timing of revenue recognition may also be impacted by any future com mercial model and customer incentive programs we decide to offer and the channels through which the revenue is derived.
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

In March 2020, we suspended manufacturing of the Obalon Balloon System due to the ongoing COVID-19 pandemic. We restarted manufacturing on a limited basis in June 2020 to convert a small amount of work-in-progress inventory to finished goods, in order to have units available for clinical trials and unexpected physician sales. As of June 30, 2020 our manufacturing operations have been suspended with no future plans for restarting.
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
We expense R&D costs as incurred. We expect R&D expenses for the third and fourth quarters of 2020 to be lower than historical averages due to the suspension of business operations. Going forward, we expect to incur R&D expenses associated with ongoing post-approval studies and with developing the clinical data needed to support reimbursement.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. SG&A expenses decreased significantly starting in the second quarter of 2020 due to suspension of business operations and the reduction of employee personnel to only certain key employees. SG&A expenses are expected to remain significantly lower than historical averages until such time when business operations may resume.

Impairment Expense
In light of recent events associated with the global spread of COVID-19 and other factors, impairment expense was recognized for impairment of inventory and long-lived assets pertaining our retail operations during the second quarter of 2020.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$703	$386	$1,483	$2,161
Cost of revenue	423	679	964	1,911
Gross profit (deficit)	280	(293)	519	250
Operating expenses:
Research and development	765	1,788	2,022	4,227
Selling, general and administrative	2,362	4,332	6,255	10,536
Asset impairment and other charges	1,310	—	1,310	—
Total operating expenses	4,437	6,120	9,587	14,763
Loss from operations	(4,157)	(6,413)	(9,068)	(14,513)
Interest (expense) income, net	(5)	(295)	30	(485)
Other expense, net	(26)	(59)	(411)	(59)
Net loss	(4,188)	(6,767)	(9,449)	(15,057)
Comparison of three months ended June 30, 2020 and 2019
Revenue.    Revenue increased $0.3 million to $0.7 million during the three months ended June 30, 2020, compared to $0.4 million during the three months ended June 30, 2019. In the second quarter of 2020, we generated $0.1 million of revenue from the Obalon-branded retail treatment centers, and approximately $0.6 million of revenue from reversing various reserves related to revenues from customer incentive programs, swallow guarantee, and returns reserves as a result of terminating all commercial operations and underlying programs.
Cost of revenue and gross profit (deficit).    Cost of revenue decreased $0.3 million to $0.4 million during the three months ended June 30, 2020, compared to $0.7 million during the three months ended June 30, 2019. The decrease in cost of revenue was primarily attributable to the decrease in operations compared to the prior year. Gross profit increased $0.6 million to $0.3 million during the three months ended June 30, 2020, compared to a gross deficit of $0.3 million during the three months ended June 30, 2019. The increase in gross profit was primarily due to the reversal of revenue reserves as a result of suspending all commercial operations during the second quarter of 2020.
Research and development expenses.    R&D expenses decreased $1.0 million to $0.8 million during the three months ended June 30, 2020, compared to $1.8 million during the three months ended June 30, 2019. This decrease was due primarily to decreases in payroll related expenses of $0.6 million, outside consulting expenses of $0.2 million, clinical trial expenses of $0.1 million, and stock-based compensation expense of $0.1 million. R&D expenses for the three months ended June 30, 2019 included a restructuring charge of approximately $0.4 million.
Selling, general and administrative expenses.    SG&A expenses decreased $1.9 million to $2.4 million during the three months ended June 30, 2020, compared to $4.3 million during the three months ended June 30, 2019. The decrease from the prior period was primarily driven by decreases in payroll related expenses of $0.9 million, outside consulting fees of $0.8 million, legal expense of $0.4 million, and stock-based compensation expense of $0.2 million. The decrease was offset by an increase of $0.4 million in insurance expenses. SG&A expenses for the three months ended June 30, 2019 included a restructuring charge of approximately $0.7 million.
Asset impairment expenses and other charges.    Asset impairment expenses and other charges increased $1.3 million during the three months ended June 30, 2020, compared to zero during the three months ended June 30, 2019. This is due to the inventory and long-lived asset impairment charges recognized during the second quarter of 2020 as a result of our shift in business strategy away from the Obalon-branded retail center model to a reimbursement model strategy.
Interest (expense) income, net.    Interest expense, net decreased $0.3 million to an immaterial amount during the three months ended June 30, 2020, compared to $0.3 million during the three months ended June 30, 2019. This decrease was attributable to the paying off all the outstanding debt on the Term Loan in the third quarter of 2019.

Other expense, net.    Other expense, net decreased $0.1 million to zero during the three months ended June 30, 2020, compared to $0.1 million for the prior period. This decrease was attributable to various immaterial decreases in expenses.
Comparison of six months ended June 30, 2020 and 2019
Revenue.    Revenue decreased $0.7 million to $1.5 million during the six months ended June 30, 2020, compared to $2.2 million during the six months ended June 30, 2019. The revenue decrease was due primarily to the suspension of operations and abandonment of the retail treatment model in the second quarter of 2020.
Cost of revenue and gross profit.    Cost of revenue decreased $0.9 million to $1.0 million during the six months ended June 30, 2020, compared to $1.9 million during the six months ended June 30, 2019. This was primarily attributable to a decrease in production of products as we suspended operations and abandoned the retail treatment model in the second quarter of 2020. Gross profit increased $0.2 million to $0.5 million during the six months ended June 30, 2020, compared to $0.3 million during the six months ended June 30, 2019. This was primarily attributable to the reversal of revenue reserves during the second quarter of 2020, as a result of suspension of business operations.
Research and development expenses.    R&D expenses decreased $2.2 million to $2.0 million during the six months ended June 30, 2020, compared to $4.2 million during the six months ended June 30, 2019. This decrease was due primarily to decreases in payroll related expenses of $1.0 million, supplies expense of $0.4 million, clinical trial expense of $0.3 million, facility allocation of $0.1 million, outside consulting of $0.2 million, and stock-based compensation expense of $0.2 million. R&D expenses for the three months ended June 30, 2019 included a restructuring charge of approximately $0.4 million.
Selling, general and administrative expenses.    SG&A expenses decreased $4.2 million to $6.3 million during the six months ended June 30, 2020, compared to $10.5 million during the six months ended June 30, 2019. The decrease from the prior period was primarily driven by decreases of $1.8 million in payroll related expenses, $0.7 million in stock-based compensation due to a reduction in headcount, $0.7 million in accounting and legal fees, $0.5 million in spending on marketing and advertising programs, $0.3 million in travel expenses, $0.1 million in facility allocation, and $0.1 million in board of director expenses. SG&A expenses for the three months ended June 30, 2019 included a restructuring charge of approximately $0.7 million.
Asset impairment expenses and other charges.    Asset impairment expenses and other charges increased $1.3 million during the six months ended June 30, 2020, compared to zero during the six months ended June 30, 2019. This is due to the inventory and long-lived asset impairment charges recognized during the second quarter of 2020 as a result of our shift in business strategy away from the Obalon-branded retail center model to a reimbursement model strategy.
Interest (expense) income, net.    Interest (expense) income, net decreased $0.5 million to an immaterial amount during the six months ended June 30, 2020, compared to $0.5 million during the six months ended June 30, 2019. This decrease was attributable to paying off the Term Loan during the third quarter of 2019.
Other expense, net.    Other expense, net increased $0.3 million to $0.4 million during the six months ended June 30, 2020, compared to $0.1 million for the prior period. This increase was attributable to increased equity issuance costs during the first six months of 2020 compared to the prior period.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2020, we had cash and cash equivalents of $6.8 million and an accumulated deficit of $181.9 million. Our primary sources of capital have been private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, a subsequent private placement in August 2018, and various equity financings in 2019 including a follow-on offering in August 2019, and, to a lesser extent, debt financing arrangements. We are continuing to significantly reduce expenditures to extend our cash runway during the suspension of our business operations. We believe our current cash and cash equivalents as of June 30, 2020 are sufficient to fund our operations through the end of 2020.

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on our operations and expenses as a result of the preventive and precautionary measures that we, our customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, we suspended all new patient treatments at our Obalon-branded retail centers due to the ongoing COVID-19 pandemic. We have taken further steps to significantly reduce expenses in an effort to extend our cash runway while we evaluates potential business options, strategic alternatives and the potential for third-party payer reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. We have significantly reduced the organization to only essential personnel and expect that, after a transition at the end of July 2020, only two full-time employees will remain. All Obalon-branded retail centers have been shut down with no intention to reopen, and we have halted plans for future retail center expansion. We do not expect to restart shipments to U.S. customers and we have terminated the agreement with our international distributor, Al Danah Medical Company W.L.L. The decision to shift our strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. As we reduce our personnel to two full time employees, we plan to continue to seek strategic alternatives that may be in the best interest of our stockholders, while we pursue third-party payor reimbursement and coverage for the Obalon Balloon System. If we are unsuccessful in those two endeavors over the next several months, there is a high likelihood we may need to liquidate all or some of our assets or seek bankruptcy protection which could result in significant decrease in value for all stakeholders.

As a result of the above factors, there is substantial doubt about our ability to continue as a going concern for the twelve months following the issuance date of the unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2020. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act , which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. We will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. We have used all proceeds to date from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.
Public Offering
On August 1, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of our securities, pursuant to which we issued and sold (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of our common stock , (iii) accompanying warrants to purchase up to 3,234,375 shares of our common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase of 37,500 shares of our common stock resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. Each share of common stock and each prefunded warrant was sold together with a purchase warrant entitling the holder to purchase 0.75 of a share of common stock. The common stock and accompanying purchase warrants were sold together at a public offering price of $4.00, and the pre-funded warrant and accompanying purchase warrants were sold at a public offering price of $3.999. The purchase warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the underwriter warrant has an exercise price of $5.00 per share, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The underwriter warrant became exercisable in February 2020 and expires on August 6, 2024. All of the pre-funded warrants were exercised during the third quarter of 2019. None of the purchase or underwriter warrants have been exercised as of June 30, 2020.

Lincoln Park Purchase Agreement

On February 5, 2020, we entered into a new purchase agreement (the “Purchase Agreement”) and registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, $0.001 par value per share (the “Common Stock”). The new Purchase Agreement replaces an existing purchase agreement, dated December 27, 2018, by and between us and Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $20.0 million of our Common Stock. In connection with entering into the new Purchase Agreement, we terminated the prior purchase agreement with Lincoln Park, effective February 5, 2020.

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

We incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of June 30, 2020 we have not sold any shares under the Purchase Agreement to Lincoln Park. We determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, we fully expensed the $0.3 million of fees in March 2020.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(7,564)	$(13,998)
Investing activities	(117)	2,530
Financing activities	430	3,794
Net decrease in cash and cash equivalents	$(7,251)	$(7,674)
Net cash used in operating activities
During the six months ended June 30, 2020, net cash used in operating activities was $7.6 million, consisting primarily of a net loss of $9.4 million, and an increase in net operating assets of $0.6 million. These items were partially offset by non-cash charges of $2.4 million, consisting primarily of stock-based compensation expense and impairment of inventory and long-lived assets.
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
Net cash (used in) provided by investing activities
During the six months ended June 30, 2020, net cash used by investing activities was $0.1 million, consisting primarily of capital expenditures.
During the six months ended June 30, 2019, net cash provided by investing activities was $2.5 million, consisting primarily of maturities of short-term investments.
Net cash provided by financing activities

During the six months ended June 30, 2020, net cash provided by financing activities was $0.4 million, consisting of proceeds from the Payroll Protection Program loan.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recently Issued and Adopted Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and is expected to continue to have, an adverse impact on our operations, including our product sales, manufacturing, supply chains, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Largely as a result of the COVID-19 crisis, we have permanently closed our two Obalon-branded or managed retail weight loss centers, suspended future expansion plans for new retail centers, stopped shipping product to all U.S. customers, terminated our agreement with our only international distributor, and terminated our sales and marketing organizations. We have also shut down our manufacturing operations, including terminating all manufacturing and related support personnel. Most recently, we terminated all but a few essential employees. These terminations included key long-time senior executives and other functional personnel with deep knowledge and expertise important to our business that has been acquired and developed over many years. We do not expect to restart any of our operations unless we are able to secure reimbursement from third-party payors for our products and obtain adequate funding to continue operations and establish new commercial relationships. We cannot assure you when, if ever, we will achieve any of these objectives and we do not expect to generate any revenue unless and until we can restart.

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

The effects of COVID-19 on our business have also negatively impacted our liquidity position and operations, and have also contributed to the doubt about our ability to continue as a going concern. We cannot fully determine the extent to which COVID-19 may continue to impact our operations and liquidity position due to facts and circumstances that are beyond our knowledge or control. The perception that we may not be able to continue as a going concern may cause third parties including suppliers, customers, and employees to terminate their respective relationships with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

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

In February 2020, we implemented a new purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Pursuant to the new purchase agreement with Lincoln Park, or the Lincoln Park Purchase Agreement, Lincoln Park has committed to purchase up to $15.0 million of our common stock from time to time over a 36-month period. The number of shares we may sell to Lincoln Park on any single business day in a Regular Purchase is 150,000, but that amount may be increased to up to 250,000 shares of our common stock, depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per Regular Purchase. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $15.0 million over the term of the Lincoln Park Purchase Agreement. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply in certain limited circumstances as set out in the Lincoln Park Purchase Agreement. We have not sold any shares to Lincoln Park in the first six months of 2020 under the current Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Global Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Given the limitations under this arrangement, we do not believe it is adequate to provide sufficient funds for us to continue as an on-going concern.

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

We have received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business

Administration, or the SBA. All the funds under the loan were disbursed to us on April 23, 2020. The Company has used all proceeds from the loan to retain employees, maintain payroll and make lease and utility payments.

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

We have a limited operating history upon which you can evaluate our business and we recently discontinued all of our commercial operations while we explore our ability to secure coverage and reimbursement for our products and other strategic alternatives. Prior to discontinuing our commercial operations, we had marketed our products only since January 2017 and our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $4.2 million and $6.8 million during the three months ended June 30, 2020 and 2019, respectively, and $9.4 million and $15.1 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $181.9 million and had cash and cash equivalents of $6.8 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System and sell our Obalon Balloon System in international and U.S. markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the three month period ended June 30, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern and if we are not able to raise additional capital in a timely manner, we will not be able to support our ongoing operations.

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

We are a vertically integrated manufacturer and insufficient demand for our products subjects us to risks. As a result of the need to maintain substantial levels of inventory due to single third-party sourcing and long lead-times to develop alternate third-party sources, we historically carried a high level of inventory for strategic materials. Due to the suspension of our business operations, we have ceased shipping product to U.S. and international customers, closed our Obalon-branded retail treatment centers and halted expansion of our retail treatment center model. We performed an impairment analysis and recognized $1.3 million in asset impairment and other charges during the second quarter of 2020. If we are not successful executing clinical trials for reimbursement in the future then further impairments may be recognized, which will have a material adverse effect on our future earnings and cash flows.

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
Al Danah Medical Company W.L.L, or Al Danah, was the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. International sales to Al Danah represented 0% of our total revenue for the three months ended June 30, 2020 and 2019, and 16.2% and 0% for the six months ended June 30, 2020 and 2019, respectively. Bader Sultan & Bros. Co. W.L.L., or Bader, was previously the sole distributor of our prior generation Obalon balloon system in the Middle East and our sole international customer. The agreement with Bader was terminated in December 2019. In May 2020 we terminated the agreement with Al Danah and will not ship them product in the future. The significant reduction in international revenue in 2020 has had a significant impact on our financial performance. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.
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

Our success largely depends upon the services of our executive management team, which was recently reduced to Andy Rasdal, our President and CEO, and Nooshin Hussainy, our Chief Financial Officer. Our former President and CEO, William Plovanic resigned on June 19, 2020. Mr. Plovanic continues to serve as a member of the Board of Directors. Mark Brister, our Chief Technology Officer, and Amy VandenBerg, our Chief Clinical, Regulatory and Quality Officer, resigned on July 3, 2020 but continue to provide limited services on a consulting basis. Bob MacDonald, our Chief Retail Officer, resigned on March 13, 2020. We cannot assure you that the remaining executives will be sufficient to implement our current business plan. Additionally, we do not currently maintain key personnel life insurance policies on any of our employees. Moreover, if we are successful in securing reimbursement for our products, we will need to attract and retain additional executive officers and numerous highly qualified personnel. Competition for executive officers and skilled personnel is intense. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to attract and retain additional executive officers or other key employees it could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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
In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in approximately 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we restarted enrollment and as of March 31, 2020 we enrolled approximately 200 patients, which we believe represents full enrollment. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for approximately 4,000 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We began enrollment of the Obalon Navigation System post-approval study in December 2019. In the first quarter of 2020, we enrolled 32 patients with 81 balloon administrations in the Obalon Navigation System post-approval study. We have notified the FDA that we have temporarily paused active new patient enrollment as a result of ceasing to ship new product to commercial customers and the closure of the Obalon-branded retail treatment centers. We intend to keep this study paused until we secure a pathway to a product reimbursement trial where we will evaluate how to collect the data required to support this study in conjunction with the data required of a third-party payor. The product labeling for any product subject to a post-approval study must be updated and submitted in a PMA supplement as results, including any adverse event data, from the post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. Moreover, if post-approval studies of our products reveal unanticipated adverse effects, increases in the incidence of anticipated adverse effects, or device failures, and we are required to modify the approved labeling for our products to include such adverse findings, such labeling modifications could have a materially adverse effect on our ability to market and sell the affected products.
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
As of June 30, 2020, we held 29 issued U.S. patents and had 17 pending U.S. patent applications, as well as 22 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, and China and 59 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.
As of June 30, 2020, we held two registered U.S. trademarks and 34 registered marks in Europe, the Middle East, Asia and Mexico. We have four pending U.S. trademark applications and no pending marks outside the United States.
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
As of June 30, 2020 we have not sold any shares of our stock under the Purchase Agreement with Lincoln Park.
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

Nasdaq monitors our ongoing compliance with its minimum listing requirements and if we fail to meet those requirements and cannot cure such failure in the prescribed period of time, our common stock could be subject to delisting from the Nasdaq market. As of June 30, 2020, our shareholder equity has decreased below the $10,000,000 minimum. If the deficiency occurs for a period of 30 consecutive business days, we could receive written notification from Nasdaq for non-compliance.

Since the COVID-19 pandemic began, the closing bid for our common stock has consistently been below $1.00. Our common stock has closed below $1.00 every day since June 19, 2020. If our closing bid price remains under $1.00 for 30 consecutive business days, we will receive a notice of noncompliance from Nasdaq. We cannot assure you that the closing price of our common stock will be at or above $1.00 per share for a sufficient period to enable us to avoid notification of non-compliance with this listing requirement.

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
As of June 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21% of our outstanding capital stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
None.

Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 26, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2018).
3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 24, 2019).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed on September 26, 2016).
10.1
Promissory Note, dated as of April 22, 2020, by and between Obalon Therapeutics, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020).

10.2‡	Form of Stock Option Agreement (Cash Settlement)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

OBALON THERAPEUTICS, INC.

Date: July 30, 2020	by:	/s/ Andrew Rasdal
Andrew Rasdal
President & Chief Executive Officer