Form 10-Q
period 2020-09-30
OBALON THERAPEUTICS INC
filed 2020-11-06
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Total shares of common stock outstanding as of the close of business on November 2, 2020 was 7,770,698.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and par value data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,514	$14,055
Accounts receivable, net	—	285
Inventory	—	1,936
Other current assets	3,517	1,959
Total current assets	9,031	18,235
Property and equipment, net	982	1,081
Lease right-of-use assets	646	1,077
Other long-term assets	1,303	—
Total assets	$11,962	$20,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$656	$648
Accrued compensation	116	820
Deferred revenue	61	424
Other current liabilities	3,634	1,524
Current portion of lease liabilities	583	561
Total current liabilities	5,050	3,977
Lease liabilities, long-term	553	567
Long-term debt	430	—
Other long-term liabilities	7	—
Total long-term liabilities	990	567
Total liabilities	6,040	4,544
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 7,770,698 and 7,724,100 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	189,353	188,271
Accumulated deficit	(183,439)	(172,430)
Total stockholders’ equity	5,922	15,849
Total liabilities and stockholders’ equity	$11,962	$20,393

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$44	$333	$1,527	$2,494
Cost of revenue	41	412	1,005	2,323
Gross profit (deficit)	3	(79)	522	171
Operating expenses:
Research and development	271	1,174	2,293	5,401
Selling, general and administrative	1,291	2,489	7,546	13,025
Asset impairment and other charges	—	—	1,310	—
Total operating expenses	1,562	3,663	11,149	18,426
Loss from operations	(1,559)	(3,742)	(10,627)	(18,255)
Interest (expense) income, net	(1)	37	29	(448)
Other expense, net	—	(1)	(411)	(60)
Net loss and comprehensive loss	$(1,560)	$(3,706)	$(11,009)	$(18,763)
Net loss per share, basic and diluted	$(0.20)	$(0.61)	$(1.42)	$(5.07)
Weighted-average common shares outstanding, basic and diluted	7,728,639	6,061,248	7,727,494	3,700,538

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2019	7,724,100	$8	$188,271	$(172,430)	$15,849
Stock-based compensation	—	—	470	—	470
Vesting of stock awards, net of cancellations	7,533	—	—	—	—
Vesting of early exercised stock options	—	—	14	—	14
Net loss	—	—	—	(5,261)	(5,261)
Balance at March 31, 2020	7,731,633	8	188,755	(177,691)	11,072
Stock-based compensation	—	—	292	—	292
Vesting of early exercised stock options	—	—	2	—	2
Net loss	—	—	—	(4,188)	(4,188)
Balance at June 30, 2020	7,731,633	8	189,049	(181,879)	7,178
Stock-based compensation	—	—	259	—	259
Issuance of warrants for the purchase of common stock	—	—	45	—	45
Vesting of restricted stock, net of cancellations	39,065	—	—	—	—
Net loss	—	—	—	(1,560)	(1,560)
Balance at September 30, 2020	7,770,698	$8	$189,353	$(183,439)	$5,922

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except shares and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount

Balance at December 31, 2018	2,351,333	$2	$161,859	$(148,754)	$13,107
Stock-based compensation	—	—	1,105	—	1,105
Issuance of common stock for cash upon exercise of stock options	119	—	1	—	1
Vesting of early exercised stock options	—	—	14	—	14
Issuance of common stock, net of issuance costs	75,551	1	580	—	581
Cancellation of restricted stock awards	(2,051)	—	—	—	—
Net loss	—	—	—	(8,290)	(8,290)
Balance at March 31, 2019	2,424,952	3	163,559	(157,044)	6,518
Stock-based compensation	—	—	536	—	536
Issuance of common stock for cash upon exercise of stock options	—	—	—	—	—
Vesting of early exercised stock options	—	—	15	—	15
Issuance of common stock, net of issuance costs	1,158,187	1	8,073	—	8,074
Cancellation of restricted stock awards	(24,859)	—	—	—	—
Net loss	—	—	—	(6,767)	(6,767)
Balance at June 30, 2019	3,558,280	$4	$172,183	$(163,811)	$8,376
Stock-based compensation	—		$659	$—	$659
Costs associated with issuance of common stock	—		$(7)	$—	$(7)
Vesting of early exercised stock options	—		$14	$—	$14
Issuance of common stock and warrants, net of issuance costs	2,427,500	$2	$14,716	$—	$14,718
Exercise of warrants for the purchase of common stock	1,735,000	$2		$—	$2
Issuance of round up common stock for reverse stock split	3,320		$9	$—	$9
Net loss	—			$(3,706)	$(3,706)
Balance at September 30, 2019	7,724,100	$8	$187,574	$(167,517)	$20,065
See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(11,009)	$(18,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260	361
Stock-based compensation	1,021	2,300
Fair value of cash-settled options	7	—
Issuance of warrants for the purchase of common stock	45	—
Loss on disposal of fixed assets	—	128
Amortization of right-of-use assets	378	301
Accretion of investment discount, net	—	(2)
Amortization of debt discount	—	70
Impairment of long-lived assets and other charges	1,257	—
Impairment of inventory	53	—
Change in operating assets and liabilities:
Accounts receivable, net	285	632
Inventory	(524)	(117)
Other current assets	(1,389)	1,604
Other long-term assets	(9)	—
Accounts payable	8	(724)
Accrued compensation	(688)	(3,097)
Deferred revenue	(363)	(69)
Lease liabilities, net	(293)	(248)
Other current and long-term liabilities	2,107	(363)
Net cash used in operating activities	(8,854)	(17,987)
Investing activities:
Maturities of short-term investments	—	2,550
Purchases of property and equipment	(117)	(44)
Net cash (used in) provided by investing activities	(117)	2,506
Financing activities:
Proceeds from long-term loan	430	10,000
Payment on long-term loan	—	(20,000)
Proceeds from issuance of common stock, net of issuance costs	—	8,659
Proceeds from issuance of common and warrants, net of paid issuance costs	—	15,014
Proceeds from sale of common stock upon exercise of stock options	—	1
Net cash provided by financing activities	430	13,674
Net decrease in cash and cash equivalents	(8,541)	(1,807)
Cash and cash equivalents at beginning of period	14,055	21,187
Cash and cash equivalents at end of period	$5,514	$19,380
Supplemental cash flow information:
Interest paid	$—	$700
Unpaid issuance costs	$—	$295

 See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
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
Liquidity
As of September 30, 2020, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $44,000 and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company's revenue since April 2020 is primarily due to reversing various reserves related to revenue from customer incentive programs, swallow guarantee, and returns reserves as a result of stopping all commercial operations and underlying programs. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.
As reflected in the accompanying condensed consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of September 30, 2020, its accumulated deficit was $183.4 million. Since inception, the Company has financed its operations primarily through private placements of its preferred stock, the sale of common stock in its IPO and in subsequent public offerings and private placements, and, to a lesser extent, debt financing arrangements. As of September 30, 2020, the Company had cash and cash equivalents of $5.5 million. The Company expects to continue to incur net losses for the foreseeable future.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on the Company’s operations and expenses as a result of the preventive and precautionary measures that the Company, its customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, the Company suspended all new patient treatments at its Obalon-branded retail centers due to the ongoing COVID-19 pandemic. The Company has taken further steps to significantly reduce expenses in an effort to extend its cash runway while it evaluates potential business options, strategic alternatives and the potential for third-party payor reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. The Company has significantly reduced the organization to essential personnel only and, since August 2020, has only had two full-time employees. All Obalon-branded retail centers have been shutdown with no intention to reopen, and the Company has halted plans for future retail center expansion. The Company does not expect to restart shipments to U.S. customers and has terminated the agreement with its international distributor, Al Danah Medical Company W.L.L. The decision to shift the Company's strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. If the Company is unsuccessful in those two endeavors over the next several months, it may be forced to liquidate the business or pursue bankruptcy protection. As a result of the above factors, there is substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance date of the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020.

2. Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the nine months ended September 30, 2020, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
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
Unaudited Interim Condensed Consolidated Financial Statements
The interim condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2020 and its condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.
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

The Company evaluated whether the shift in business strategy to pursue a reimbursement model was indicative of inventory impairment. The Company performed an impairment assessment on its inventory stock and recognized $0.1 million in impairment charges for the nine months ended September 30, 2020 related to excess inventory not expected to be used in clinical trials to pursue reimbursement. The Company determined that the remaining inventory balance has an alternative future use in clinical trials and reclassified it to other current assets and other long-term assets. As a result, the Company does not have any inventory as of September 30, 2020.
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

In light of the Company's shift in business strategy from the Obalon-branded retail treatment center model to a reimbursement model, the Company performed an impairment analysis on its long-lived assets and recognized $1.2 million in impairment charges for the nine months ended September 30, 2020 relating to the assets as the Company's previous retail treatment centers.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair value measurements at reporting date using
	Balance as of September 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$433	$433
Cash equivalents:
Money market funds	5,081	5,081	$—	$—
Total assets	$5,514	$5,514	$—	$—

Liabilities:
Cash settled equity awards	7		—	7
Total liabilities	$7	$—	$—	$7

		Fair value measurements at reporting date using
	Balance as of December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash	$1,012	$1,012
Cash equivalents:
Money market funds	13,043	13,043
Total assets	$14,055	$14,055	$—	$—
The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of September 30, 2020 and December 31, 2019.

The liabilities are recorded at fair value using the Black-Scholes option pricing model based on the following assumptions as of September 30, 2020:

September 30, 2020
Assumed risk-free interest rate	0.38% - 0.44%
Assumed volatility	69.86% - 70.84%
Expected life	6.10 years
Expected dividend yield	—%

The assumptions were determined as follows:

Assumed risk-free interest rate — Based on the average yield of U.S. Treasury bills as of the valuation date for the expected term of the awards.

Assumed volatility — Based on the historical volatility of a number of publicly traded companies comparable in size, business model, industry and business description.

Expected life — Based on the remaining contractual term of warrant or the equity award as of the valuation date.

Expected dividend yield — Based upon the Company’s historic dividends and dividend expectations for the foreseeable future.

As of September 30, 2020, reasonable changes in the unobservable inputs would not be expected to have a significant impact on the consolidated financial statements. The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 for the three months ended September 30, 2020.

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 (in thousands):

Fair value measurements at reporting date using significant unobservable inputs (Level 3)
Balance as of December 31, 2019	$—
Issuance of cash settled equity awards	5
Change in fair value of warrant and cash settled award liabilities	2
Balance as of September 30, 2020	$7

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

4. Net Loss per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,560)	$(3,706)	$(11,009)	$(18,763)
Weighted-average common shares outstanding, basic and diluted	7,728,639	6,061,248	7,727,494	3,700,538
Net loss per share, basic and diluted	$(0.20)	$(0.61)	$(1.42)	$(5.07)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options to purchase common stock	—	8	—	5,328
Total	—	8	—	5,328

5. Balance Sheet Details

Inventory consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$—	$1,835
Work in process	—	12
Finished goods	—	89
Total	$—	$1,936

As noted in Note 2, the current economic environment along with the shift in business resulted in the Company reclassifying inventory to other current and long term assets as the Company has no intention to sell these assets but instead plans to use them for clinical trials. Additionally, the Company recorded an impairment charge of $0.1 million for the nine months ended September 30, 2020 related to certain excess inventory.

Other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$186	$1,890
Insurance receivable	3,150	—
Manufacturing use assets	166	—
Other assets	15	69
Total	$3,517	$1,959

Property and equipment, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer hardware	$259	$263
Computer software	274	291
Leasehold improvements	427	497
Furniture and fixtures	179	247
Scientific equipment	1,968	1,999
Construction in progress, or CIP	406	110
	3,513	3,407
Less: accumulated depreciation	(2,531)	(2,326)
Total	$982	$1,081

Depreciation expense was $0.1 million for both the three months ended September 30, 2020 and 2019 and $0.3 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. As noted in Note 2, the current economic environment along with the shift in business focus is an impairment triggering event for the other long-lived assets. This resulted in impairment and other charges of $1.3 million for the nine months ended September 30, 2020. Based upon the Company's analysis, no other asset impairment charge was recorded.

Other long-term assets consist entirely of manufacturing use assets as of September 30, 2020.
Other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued legal and professional fees	$111	$412
Accrued customer incentives	—	198
Accrued clinical trial expenses	64	—
Accrued sales and other taxes	103	107
Returns reserve liability	—	315
Settlement accrual	3,150	—
Other accrued expenses	206	492
Total	$3,634	$1,524

Insurance Refund

During the three months ended September 30, 2020, the Company received a refund pertaining to its Directors and Officer's Insurance for reimbursement of approximately $0.6 million. The refund related to excess charges regarding past insurance premiums. The full amount of the refund of $0.6 million was received during the three months ended September 30, 2020 and was recorded as an offset to the Company's insurance expenses within selling, general and administrative expenses on the Company's consolidated condensed statement of operations.

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

The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Loan payments may be deferred until August 2021, which date is 10 months after the end of the Company’s 24-week covered period for the PPP Loan. If the Company applies for loan forgiveness, loan payments may be deferred until the SBA remits the Company’s loan forgiveness amount to the lender. As of September 30, 2020, the Company had not applied for loan forgiveness. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

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

As of September 30, 2020, the Company has used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

7. Stock-Based Compensation

Equity Incentive Plan
As of September 30, 2020, 163,512 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan. No other plans had options or awards available for grant.
The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$—	$5	$1	$(21)
Research and development	73	158	230	568
Selling, general and administrative	186	496	790	1,753
Total	$259	$659	$1,021	$2,300

Unrecognized stock-based compensation expense at September 30, 2020 for all stock-based compensation pertaining to options was approximately $0.8 million, which is expected to be recognized over a weighted-average term of 2.5 years.
Incentive Stock Options
The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2020 (in thousands, except shares and per share data):

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	504,968	$39.42
Options granted	790,000	0.79
Options exercised	—	—
Options canceled	(194,831)	37.74
Outstanding at September 30, 2020	1,100,137	$11.97	8.95	$125
Vested and expected to vest at September 30, 2020	1,100,137	$11.97	8.95	$125
Vested and exercisable at September 30, 2020	279,229	$41.48	6.72	$7

The weighted-average fair value of options granted during the nine months ended September 30, 2020 was $0.49.

Restricted Stock Awards
The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2020:

	Number of awards	Weighted- average grant date fair value
Outstanding at December 31, 2019	29,524	$39.64
Awards granted	—	—
Awards released	(26,524)	36.03
Awards canceled	—	—
Outstanding at September 30, 2020	3,000	$71.50
The Company's current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company's common stock on the grant date.

Restricted Stock Units
The following table summarizes restricted stock unit transactions for the 2016 Equity Incentive Plan for the nine months ended September 30, 2020:

	Number of shares	Weighted-average grant date fair value	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	55,574	$11.70
Awards granted	816,081	1.88
Awards released	(47,761)	12.04
Awards canceled	(823,894)	1.95
Outstanding at September 30, 2020	—	$—	$—
Vested and expected to vest at September 30, 2020	—	$—	$—
The Company's current restricted stock units vest 100% at various terms from the grant date, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company's common stock on the grant date.

8. Stockholders' Equity

Blue Ox

On August 11, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Blue Ox Healthcare Partners, LLC (“Blue Ox”) and its assigned entities. Pursuant to the Consulting Agreement, Blue Ox will work to (i) secure an agreement between the Company and a major health plan to conduct an outcomes study that will expand the current clinical evidence base to include health economic analysis on the cost of care reductions from use of the Obalon Balloon System, (ii) advise the Company’s management regarding the development of a coverage and reimbursement-based market strategy, and (iii) secure agreements with health plans and other entities that result in reimbursement for and/or utilization of the Obalon Balloon System, among other services. Pursuant to, and in accordance with, the terms and conditions of the Consulting Agreement, the Company issued to Blue Ox a warrant (the “Warrant’) to purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.8285, subject to adjustment pursuant to the terms of the
Warrant. The Warrant is exercisable immediately and will expire on August 10, 2025. The exercise price represents a 15% premium to the average closing price of the Company’s common stock for the 10 days preceding the effective date of the Consulting Agreement. The Warrant may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Warrant. If the Consulting Agreement is terminated within six months of the effective date of the Consulting Agreement, then the number of shares of common stock that may be purchased by Blue Ox under the Warrant shall be reduced on a pro rata basis. The Warrant was deemed to qualify for equity treatment under authoritative accounting guidance and an immaterial amount was recorded within equity on the Company's condensed consolidated statement of stockholders' equity for the three months ended September 30, 2020.

The Warrant provides for certain piggy back registration rights if, during the period beginning six (6) months after the date of the Consulting Agreement and ending six (6) months after the expiration date of the Warrant, the Company proposes to file a registration statement under the Securities Act of 1933, as amended, with respect an offering by the Company of its common stock (other than certain registration statements as set forth in the Warrant). The Company also agreed to grant Blue Ox certain additional warrants upon the completion of certain milestones. Any such warrants would have generally the same terms and conditions and exercise price as the Warrant. Pursuant to the Consulting Agreement, Blue Ox also has the right to participate in the first securities offering of the Company, if any, following the effective date of the Consulting Agreement, subject to certain limitations.

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

The Representative Warrant became exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2019. None of the Purchase or Representative Warrants have been exercised as of September 30, 2020. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

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

The Company incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of September 30, 2020 the Company has not sold any shares under the Purchase Agreement to Lincoln Park. The Company determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, the Company fully expensed the $0.3 million of fees in March 2020.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following as of September 30, 2020:

Stock options issued and outstanding	1,100,137
Warrants issued and outstanding	3,371,875
Authorized for future option and ongoing vesting of award grants	163,512
Authorized for future issuance under ESPP	190,222
Total	4,825,746

9. Income Taxes
For the three and nine months September 30, 2020 and 2019, the Company did not record an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is more likely than not the benefit will not be realized.

10. Commitments and Contingencies
Operating Lease
The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2022 and 2025. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. In January 2020, the Company entered into lease agreements for two additional Obalon-branded retail treatment centers in Orange County, California and Sacramento, California, respectively. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The treatment center leases in Sacramento and San Diego were terminated on April 29, 2020 and May 27, 2020, respectively as a result in the Company's shift in strategy away from the retail treatment center model in the second quarter of 2020. The Company has not paid rent under the Orange County lease or its lease for its headquarters in Carlsbad, since April 2020. The full amounts of the unpaid rent have been accrued on the Company's balance sheet as of September 30, 2020. The Company’s landlord in Carlsbad, Gildred Development Company (“Gildred”), has since sent a demand letter for rent. On October 13, 2020, Gildred served the Company with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that the Company owes more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. The Company believes Gildred’s claims are without merit and will defend vigorously against them.

During the nine months ended September 30, 2020, the Company recorded a $0.4 million charge to fully write off the Orange County right-of-use asset as the center will not be functioning.

Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the three months ended September 30, 2020 were immaterial.

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

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the three months ended September 30, 2020. The current and long-term portions of operating and finance lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Operating and finance lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.
Future minimum annual lease payments under such leases were as follows as of September 30, 2020 (in thousands):

Operating leases:
Remainder of 2020	$351
2021	564
2022	219
2023	105
2024	108
2025	37
Total undiscounted lease payments - operating leases	1,384
Finance leases:
Remainder of 2020	6
2021	24
Total undiscounted lease payments - finance leases	30
Total undiscounted lease payments	1,414
Less: imputed interest	(278)
Lease liability	1,136
Less: current portion of lease liability	(583)
Lease liability, less current portion	$553

As of September 30, 2020, the Company’s remaining lease term ranges from 1.4 to 4.5 years. Rent expense totaled $0.3 million for both the three months ended September 30, 2020 and 2019 and $0.6 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. The Company paid $0.2 million of cash payments related to its operating lease agreements for the nine months ended September 30, 2020, respectively. The Company's weighted average discount rate for leases as of September 30, 2020 was 6.0%.

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

As of September 30, 2020, the Company recorded a settlement accrual and corresponding insurance receivable for $3.15 million on the other current liabilities and other current assets lines on the condensed consolidated balance sheets, respectively.

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

For the nine months ended September 30, 2020, the PC recognized $0.3 million of deferred revenue associated with prepaid services at the treatment center, which is fully presented in the condensed consolidated balance sheet of the Company at September 30, 2020.

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

In clinical studies, the Obalon Balloon System has demonstrated clinically meaningful weight loss with durable results. In addition, data published and presented from our commercial registry demonstrates greater weight loss in the commercial setting as compared to our pivotal clinical study used to support FDA approval. In our published pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. 66.7% of patients lost at least 5% of their total body weight (%TBWL) and the study showed statistically significant improvements in cardiometabolic risk factors, including fasting glucose, systolic blood pressure, cholesterol and triglycerides. Patients in the treatment group were followed for 48 weeks and showed, on average, 89.5% of the weight loss achieved during the initial 24-week balloon treatment period was maintained at 48 weeks, or 24 weeks after the balloons were removed.

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

In March 2020, we announced that the overall uncertainty, the restriction on elective procedures and the specific directives issued by the Governor of California as a result of COVID-19 had a significant impact on our business. As a result, we halted sales to new patients in our company-branded retail treatment centers, terminated expansion plans for additional retail centers and subsequently closed the two retail treatment centers we had opened. We have also halted manufacturing operations and have not filled orders to U.S. customers or our former international distributor since that time. Additionally, we terminated our contract with Al Danah, our only international distributor. In June 2020, we temporarily restarted manufacturing on a limited basis to convert our work in progress inventory to finished goods in order to have units available for clinical trials and unexpected physician sales but did not continue manufacturing past July 30, 2020. Additionally, since August 2020, we have only had two full-time employees: Andy Rasdal, our President and Chief Executive Officer, and Nooshin Hussainy, our Chief Financial Officer.

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

To enable us to pursue this reimbursement strategy, we are taking further steps to significantly reduce expenses in an effort to extend our cash runway. We have significantly reduced the organization to only essential personnel. During this time we also plan to continue to explore other potential business options and strategic alternatives. In September 2020, we re-engaged Canaccord Genuity to serve as our financial advisor related to strategic alternatives. Although we have scaled back operations, we continue our operations and strive to execute on our corporate and strategic objectives. For example, we continue to pursue third-party reimbursement of the Obalon Balloon System, explore strategic alternatives, tend to our obligations to care for patients treated at the Obalon Centers for Weight Loss, follow-up on and support product-related issues involving customers that have used Obalon products, review and comply with our regulatory obligations, including FDA and SEC requirements.
We generated total revenue of $44,000 and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively. We have incurred significant losses in each period since our inception in 2008, with net losses of $1.6 million and $3.7 million during the three months ended September 30, 2020 and 2019, respectively, and $11.0 million and $18.8 million during the nine months ended

September 30, 2020 and 2019, respectively. We have not been profitable since inception, and as of September 30, 2020, our accumulated deficit was $183.4 million. On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act, which was enacted on March 27, 2020 and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020.

Our consolidated financial statements as of and for the three and nine months ended September 30, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our cash balances and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative. If we are not able to accomplish one or more of these goals in the near term, there is a high likelihood we may need to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection, which could result in significant decrease in value for all stakeholders.

Nasdaq Delisting Notices

On August 6, 2020, the Company received two written notifications from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”). The first written notification (the “First Notice”) notified the Company that it is not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2020, which reported the Company’s stockholders’ equity as $7.2 million, which is below the minimum of $10.0 million in stockholders’ equity required for continued listing.

In accordance with such notice, on September 18, 2020, the Company submitted a plan to Nasdaq to regain compliance with all Nasdaq Global Market listing requirements. Since submitting the plan, the Company responded on October 2, 2020 and November 1, 2020 to requests from Nasdaq for additional information. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the First Notice for the Company to regain compliance. If Nasdaq determines that such plan is not sufficient, the Company will have an opportunity to appeal the decision to a hearings panel. There can be no assurance that, if the Company does appeal Nasdaq’s determination to the hearing panel, that such appeal would be successful. If unsuccessful, the Company’s shares will be delisted. Alternatively, the Company may apply to transfer from the Nasdaq Global Market to the Nasdaq Capital Market if it satisfies all of the Nasdaq Capital Market’s listing requirements.

The second written notification (the “Second Notice”) notified the Company that the closing bid price for its common stock had been below $1.00 for the last 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification has no immediate effect on the listing of the Company’s common stock on Nasdaq.

Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Second Notice to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days. Since the COVID-19 pandemic began, the closing bid for the Company’s common stock has consistently been below $1.00. The Company’s common stock has closed below $1.00 every day since June 19, 2020. If the Company does not regain compliance before February 2, 2021, the Company may be eligible for a second 180 calendar day period, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except the bid price requirement, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company is not eligible for the second compliance period or Nasdaq staff concludes that the Company will not be able to cure the deficiency during the second compliance period, Nasdaq will provide written notice to the Company that the Company’s common stock will be subject to delisting. In the event of such notification, the Company may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant the Company's request for continued listing.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on the Nasdaq. There can be no assurance that the Company will be able to regain compliance with the minimum stockholders’ equity or bid price requirements, or will otherwise be in compliance with other Nasdaq Listing Rules.

Landlord Dispute

On October 13, 2020, Gildred served the Company with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-

CTL). Gildred alleges that the Company owes more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. The Company believes Gildred’s claims are without merit and will defend vigorously against them.

COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
For the three and nine months ended September 30, 2020 and 2019, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States, sales of our Obalon Balloon System to our Middle East distributors, and sales from patients treated at our Company-managed Obalon-branded retail center. We also generated revenue during the nine months ended September 30, 2020 from reversing various reserves related to revenue from customer incentive programs, swallow guarantee, and returns reserves as a result of terminating all commercial operations and underlying programs.

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

In March 2020, we suspended manufacturing of the Obalon Balloon System due to the ongoing COVID-19 pandemic. We restarted manufacturing on a limited basis in June 2020 to convert a small amount of work-in-progress inventory to finished goods, in order to have units available for clinical trials and unexpected physician sales. As of September 30, 2020 our manufacturing operations have been suspended with no future plans for restarting.
Research and development expenses
Research and development, or R&D, expenses consist of the cost of engineering, clinical affairs, regulatory affairs and quality assurance associated with developing our Obalon Balloon System. R&D expenses consist primarily of:

•	cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs and quality assurance;

•	cost of clinical trial activities performed by third-party medical partners;

•	cost of facilities, depreciation on R&D equipment and supplies used for internal research and development and clinical activities; and

•	prior to April 2020, employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense.
We expense R&D costs as incurred. We expect R&D expenses for the fourth quarter of 2020 to be lower than historical averages due to the suspension of business operations. Going forward, we expect to incur R&D expenses associated with ongoing post-approval studies and with developing the clinical data needed to support reimbursement.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Condensed consolidated statements of operations data:
Revenue	$44	$333	$1,527	$2,494
Cost of revenue	41	412	1,005	2,323
Gross profit (deficit)	3	(79)	522	171
Operating expenses:
Research and development	271	1,174	2,293	5,401
Selling, general and administrative	1,291	2,489	7,546	13,025
Asset impairment and other charges	—	—	1,310	—
Total operating expenses	1,562	3,663	11,149	18,426
Loss from operations	(1,559)	(3,742)	(10,627)	(18,255)
Interest (expense) income, net	(1)	37	29	(448)
Other expense, net	—	(1)	(411)	(60)
Net loss	$(1,560)	$(3,706)	$(11,009)	$(18,763)
Comparison of three months ended September 30, 2020 and 2019
Revenue.    Revenue decreased $0.3 million to $44,000 during the three months ended September 30, 2020, compared to $0.3 million during the three months ended September 30, 2019. In the third quarter of 2020, we generated revenue from ongoing treatments that were already in process prior to suspending commercial operations during the second quarter of 2020. The revenue decrease was primarily due to the suspension of operations and abandonment of the retail treatment model in the second quarter of 2020.
Cost of revenue and gross profit (deficit).    Cost of revenue decreased $0.4 million to $0.0 million during the three months ended September 30, 2020, compared to $0.4 million during the three months ended September 30, 2019. The decrease in cost of revenue was primarily attributable to the decrease in operations compared to the prior year as a result of suspending all commercial operations during the second quarter of 2020.
Research and development expenses.    R&D expenses decreased $0.9 million to $0.3 million during the three months ended September 30, 2020, compared to $1.2 million during the three months ended September 30, 2019. This decrease was primarily driven by the significant reduction in operations and personnel related to the COVID-19 pandemic. The reduction in operations and personnel resulted in decreases in payroll related expenses of $0.5 million, clinical trial expenses of $0.1 million, stock-based compensation expense of $0.1 million, and facility related allocation expenses of $0.2 million.
Selling, general and administrative expenses.    SG&A expenses decreased $1.2 million to $1.3 million during the three months ended September 30, 2020, compared to $2.5 million during the three months ended September 30, 2019. The decrease from the prior period was primarily driven by the significant reduction in operations and personnel related to the COVID-19 pandemic. The reduction in operations and personnel resulted in decreases in payroll related expenses of $0.7 million, facility related allocation expenses of $0.2 million, and legal expenses of $0.1 million. Additionally, $0.6 million in insurance expenses reimbursement contributed to a $0.4 decrease in insurance expenses. These decreases were offset by an increase in consulting and accounting fees of $0.2 million.
Asset impairment expenses and other charges. In the second quarter of 2020, we recognized impairment charges related to our inventory and long-lived assets as a result of our shift in business strategy away from the Obalon-branded retail center model to a reimbursement model strategy. There were no further impairment charges during the three months ended September 30, 2020.
Interest (expense) income, net.    Interest expense, net decreased an immaterial amount during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This decrease was attributable to the paying off all the outstanding debt on the Term Loan in the third quarter of 2019.
Comparison of nine months ended September 30, 2020 and 2019
Revenue.    Revenue decreased $1.0 million to $1.5 million during the nine months ended September 30, 2020, compared to $2.5 million during the nine months ended September 30, 2019. The revenue decrease was primarily due to the suspension of operations and abandonment of the retail treatment model in the second quarter of 2020.
Cost of revenue and gross profit.    Cost of revenue decreased $1.3 million to $1.0 million during the nine months ended September 30, 2020, compared to $2.3 million during the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in production of products as we suspended operations and abandoned the retail treatment model in the second quarter of 2020. Gross profit increased $0.3 million to $0.5 million during the nine months ended September 30, 2020, compared to $0.2 million during the nine months ended September 30, 2019. The increase was primarily attributable to the reversal of revenue reserves during the third quarter of 2020, as a result of suspension of business operations.
Research and development expenses.    R&D expenses decreased $3.1 million to $2.3 million during the nine months ended September 30, 2020, compared to $5.4 million during the nine months ended September 30, 2019. This decrease was due primarily driven by the significant reduction in operations and personnel related to the COVID-19 pandemic. This resulted to decreases in payroll related expenses of $1.7 million, supplies expense of $0.5 million, clinical trial expense of $0.1 million, facility allocation of $0.3 million, outside consulting of $0.1 million, and stock-based compensation expense of $0.4 million. R&D expenses for the three months ended September 30, 2019 included a restructuring charge of approximately $0.4 million.
Selling, general and administrative expenses.    SG&A expenses decreased $5.5 million to $7.5 million during the nine months ended September 30, 2020, compared to $13.0 million during the nine months ended September 30, 2019. The decrease from the prior period was primarily driven by the significant reduction in operations and personnel related to the COVID-19 pandemic. The reduction in operations and personnel resulted in decreases of $2.3 million in payroll related expenses, $1.0 million in stock-based compensation due to a reduction in headcount, $0.6 million in accounting and legal fees, $0.7 million in spending on marketing and advertising programs, and $0.3 million in travel expenses. SG&A expenses for the three months ended September 30, 2019 included a restructuring charge of approximately $0.7 million.
Asset impairment expenses and other charges.    Asset impairment expenses and other charges increased $1.3 million during the nine months ended September 30, 2020, compared to zero during the nine months ended September 30, 2019. The increase is due to the inventory and long-lived asset impairment charges recognized during the second quarter of 2020 as a result of our shift in business strategy away from the Obalon-branded retail center model to a reimbursement model strategy.
Interest (expense) income, net.    Interest (expense) income, net decreased $0.5 million to an immaterial amount of interest income during the nine months ended September 30, 2020, compared to $0.4 million of interest expense during the nine months ended September 30, 2019. This decrease was attributable to paying off the Term Loan during the third quarter of 2019.
Other expense, net.    Other expense, net increased $0.3 million to $0.4 million during the nine months ended September 30, 2020, compared to $0.1 million for the prior period. This increase was attributable to increased equity issuance costs during the first nine months of 2020 compared to the prior period.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2020, we had cash and cash equivalents of $5.5 million and an accumulated deficit of $183.4 million. Our primary sources of capital have been private placements of our preferred securities, the sale of common stock in our initial public offering, or IPO, in October 2016, a subsequent private placement in August 2018, and various equity financings in 2019 including a follow-on offering in August 2019, and, to a lesser extent, debt financing arrangements. We are continuing to significantly reduce expenditures to extend our cash runway during the suspension of our business operations. We believe our current cash and cash equivalents as of September 30, 2020 are sufficient to fund our operations through the end of 2020.

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on our operations and expenses as a result of the preventive and precautionary measures that we, our customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, we suspended all new patient treatments at our Obalon-branded retail centers due to the ongoing COVID-19 pandemic. We have taken further steps to significantly reduce expenses in an effort to extend our cash runway while we evaluate potential business options, strategic alternatives and the potential for third-party payer reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. We have significantly reduced the organization to only essential personnel and since August 2020, only two full-time employees remain. All Obalon-branded retail centers have been shut down with no intention to reopen, and we have halted plans for future retail center expansion. We do not expect to restart shipments to U.S. customers and we have terminated the agreement with our international distributor, Al Danah Medical Company W.L.L. The decision to shift our strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. As we reduce our personnel to two full time employees, we plan to continue to seek strategic alternatives that may be in the best interest of our stockholders, while we pursue third-party payor reimbursement and coverage for the Obalon Balloon System. If we are unsuccessful in those two endeavors over the next several months, there is a high likelihood we may need to liquidate all or some of our assets or seek bankruptcy protection which could result in significant decrease in value for all stakeholders.

Although we have scaled back operations, we continue our operations and strive to execute on our corporate and strategic objectives. For example, we continue to pursue third-party reimbursement of the Obalon Balloon System, explore strategic alternatives, tend to our obligations to care for patients treated at the Obalon Centers for Weight Loss, follow-up on and support product-related issues involving customers that have used Obalon products, review and comply with our regulatory obligations, including FDA and SEC requirements.

As a result of the above factors, there is substantial doubt about our ability to continue as a going concern for the twelve months following the issuance date of the unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020. The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Loan payments may be deferred until August 2021, which date is 10 months after the end of our 24-week covered period for the PPP Loan. If we apply for loan forgiveness, loan payments may be deferred until the SBA remits our loan forgiveness amount to the lender. As of September 30, 2020, we have not applied for loan forgiveness. The PPP Loan may be prepaid at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

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
Public Offering

On August 1, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of our securities, pursuant to which we issued and sold (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of our common stock , (iii) accompanying warrants to purchase up to 3,234,375 shares of our common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase of 37,500 shares of our common stock resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. Each share of common stock and each prefunded warrant was sold together with a purchase warrant entitling the holder to purchase 0.75 of a share of common stock. The common stock and accompanying purchase warrants were sold together at a public offering price of $4.00, and the pre-funded warrant and accompanying purchase warrants were sold at a public offering price of $3.999. The purchase warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the underwriter warrant has an exercise price of $5.00 per share, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The underwriter warrant became exercisable in February 2020 and expires on August 6, 2024. All of the pre-funded warrants were exercised during the third quarter of 2019. None of the purchase or underwriter warrants have been exercised as of September 30, 2020.

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

We incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of September 30, 2020 we have not sold any shares under the Purchase Agreement to Lincoln Park. We determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, we fully expensed the $0.3 million of fees in March 2020.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(8,854)	$(17,987)
Investing activities	(117)	2,506
Financing activities	430	13,674
Net decrease in cash and cash equivalents	$(8,541)	$(1,807)
Net cash used in operating activities
During the nine months ended September 30, 2020, net cash used in operating activities was $8.9 million, consisting primarily of a net loss of $11.0 million, and an increase in net operating assets of $0.9 million. These items were partially offset by non-cash charges of $3.0 million, consisting primarily of stock-based compensation expense and impairment of inventory and long-lived assets.
During the nine months ended September 30, 2019, net cash used in operating activities was $18.0 million, consisting primarily of a net loss of $18.8 million, an increase in net operating assets of $2.4 million primarily related to a decrease in accrued compensation, partially offset by a decrease in other current assets. These items were partially offset by non-cash charges of $3.2 million, consisting primarily of stock-based compensation expense and depreciation expense.
Net cash (used in) provided by investing activities
During the nine months ended September 30, 2020, net cash used by investing activities was $0.1 million, consisting primarily of capital expenditures.
During the nine months ended September 30, 2019, net cash provided by investing activities was $2.5 million, consisting primarily of maturities of short-term investments.
Net cash provided by financing activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $0.4 million, consisting of proceeds from the Payroll Protection Program loan.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recently Issued and Adopted Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with SEC on July 30, 2020, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except for the factors described below. However, the risks described in our Annual Report, Quarterly Report for the quarter ended June 30, 2020, and below are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

We have ongoing lease obligations under two non-cancelable long-term leases and we may not be able to meet our obligations under these agreements.

We have long-term lease obligations related to our headquarters and manufacturing space in Carlsbad and for one Obalon-branded retail treatment center in Orange County, California. We have not paid rent for our Carlsbad facility or Orange County retail treatment center since April 2020 and have notified both owners that we are taking advantage of the protections we believe are afforded by the relevant mandates related to the COVID-19 crisis. We have received a demand letter for payment of rent by the owner of our Carlsbad facility. With rent payments being delayed, our landlords may at their option (a) terminate our headquarters and manufacturing leases or could take other actions that restrict our ability to operate the business, including requesting damages for the Carlsbad lease, or (b) keep the lease in place and continue to have the right to collect rent as and when it becomes due for the remainder of the term of such lease. On October 13, 2020, Gildred Development Company (“Gildred”), our landlord in Carlsbad, served us with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that we owe more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. We believe Gildred’s claims are without merit and will defend vigorously against them.

If we fail to meet all applicable Nasdaq Global Market requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
Nasdaq monitors our ongoing compliance with its minimum listing requirements and if we fail to meet those requirements and cannot cure such failure in the prescribed period of time, our common stock could be subject to delisting from the Nasdaq market. On August 6, 2020, we received two written notifications from the Nasdaq Listing Qualifications Staff of the Nasdaq. The first written notification (the “First Notice”) notified the Company that it is not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2020, which reported the Company’s stockholders’ equity as $7,178,000, which is below the minimum of $10,000,000 in stockholders’ equity required for continued listing. In accordance with the First Notice, on September 18, 2020, we submitted a plan to Nasdaq to regain compliance with all Nasdaq Global Market listing requirements. Since submitting the plan, we have responded on October 2, 2020 and November 1, 2020 to requests from Nasdaq for additional information. At this time, Nasdaq has not granted us the requested 180 day extension to regain compliance.

The second written notification (the “Second Notice”) notified us that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that we are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification has no immediate effect on the listing of our common stock on Nasdaq. Under the Nasdaq Listing Rules, we have a period of 180 calendar days from the date of the Second Notice to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days.

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

On December 12, 2019, a purported stockholder submitted a formal demand letter to the board of directors asserting similar alleged wrongdoing as alleged in the securities class action and demanding that the board of directors investigate the alleged wrongdoing and take action to remedy the alleged injury to the Company.  The board of directors reviewed the demand and, without admitting any liability or wrongdoing, voluntarily implemented certain corporate governance updates in order to avoid the risk of litigation.

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
None.

Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

 ITEM 6. Exhibits

Exhibit Number	Description of Document	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 26, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2018).
3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 24, 2019).
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed on September 26, 2016).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).
10.1‡	Amended and Restated 2016 Equity Incentive Plan and form award agreements thereunder.	X
10.2‡
Consulting Agreement, dated August 11, 2020, between the Company and Blue Ox Healthcare Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).

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

OBALON THERAPEUTICS, INC.

Date: November 6, 2020	by:	/s/ Andrew Rasdal
Andrew Rasdal
President & Chief Executive Officer