Form 10-K
period 2020-12-31
OBALON THERAPEUTICS INC
filed 2021-03-12
CIK 1427570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(760) 607-5164

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $4.3 million, based on the closing price of the Registrant’s common stock of $0.71 as reported by The NASDAQ Global Market as of June 30, 2020. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 1,623,643 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

Total shares of common stock outstanding as of the close of business on March 4, 2021 was 10,020,068 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

PART I

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. Among others, and including those described in the section entitled “Item 1A. Risk Factors” in Part I of this Annual Report, these risks include:

●	The conditions under the Merger Agreement may not be satisfied or waived and there can be no assurance that the Merger will be consummated.
●	Although an application will be filed for the continued listing of our common stock on The Nasdaq Capital Market in connection with the Merger, there can be no assurance that our common stock will be so listed or, if listed, that the Combined Company following the Merger will be able to comply with the continued listing standards.
●	The pendency of the Merger could materially adversely affect our business, financial condition, results of operations or cash flows.
●	If the Merger is consummated, the composition of the board of directors and management of the Combined Company will be comprised of the current board of directors and management of ReShape, none of our directors, officers or employees will continue with the Combined Company and our current stockholders will not have a majority ownership and voting interest in the Combined Company, which may affect the strategy and operations of the Combined Company.
●	Failure to consummate the Merger could negatively impact our future stock price, operations and financial results.
●	We have suspended or terminated essentially all of our commercial efforts, shut down our manufacturing operations and terminated nearly all of our employees, and we cannot assure you when, if ever, these efforts will recommence.
●	If we are unable to complete the Merger with ReShape and, in the alternative unable to secure additional financing on favorable terms, or at all, we could be forced to sell all or portions of our business, liquidate all or some of our assets or seek bankruptcy protection to protect stakeholder value.
●	We have temporarily ceased our efforts to seek third-party reimbursement and are focused primarily on the successful close of the Merger with ReShape. If the Merger does not close and we are able to continue to operate as a standalone Company, our strategy to attain coverage and reimbursement by third-party payors may not be successful and will subject us to new risks, some of which we may not yet have identified.
●	If we are unable to reestablish commercial operations, including sales, marketing, manufacturing and distribution capabilities, whether after the completion of the Merger with ReShape, on our own or in collaboration with third parties, we may not be successful in commercializing our products.
●	We have received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act.
●	We have limited operating experience and a history of net losses, and we recently discontinued all of our commercial operations.
●	Our business is entirely dependent on sales of the Obalon Balloon System, which we are currently not manufacturing, marketing or selling.
●	We have historically maintained a high level of inventory, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges especially if we restart commercial operations and manufacturing in the future.
●	Physicians have been slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments in the past or future may further slow patient adoption and negatively impact our financial performance and strategic options, and this could continue into the future.

●	The efficacy of our Obalon Balloon System depends on patient compliance with a moderate intensity diet and behavior modification program. If patients are unwilling to make dietary and behavioral changes, patient outcomes may suffer which could has negatively impacted perception of our product in the marketplace in the past and could in the future if the Obalon Balloon System is commercialized again.
●	Patients may experience serious injury related to the device or procedures as the result of the misuse or malfunction of, or design flaws in, our products, that could expose us to expensive litigation, divert management’s attention and harm our reputation and business.
●	We depend on third-party suppliers, including single source suppliers, and we have not ordered from those suppliers in approximately one year and they may not be willing or able to reinitiate supply of key materials and components to Obalon.
●	We have dramatically reduced our senior management team to only two full-time employees and we cannot assure you that we have or would be able to attract sufficient resources to manage our current operations or restart commercialization of the Obalon Balloon System.
●	If patients using our products experience adverse events or other undesirable side effects, regulatory authorities could withdraw or modify our commercial approvals, which would adversely affect our reputation and commercial prospects and/or result in other significant negative consequences.
●	The FDA and other regulatory agencies actively enforce the laws and regulations governing the development, approval and commercialization of medical devices. If we are found to have failed to comply with these laws and regulations, we may become subject to significant liability.
●	If we fail to comply with healthcare regulations and fraud and abuse laws, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	Material modifications to our Obalon Balloon System and Obalon Navigation System may require new premarket approvals and may require us to recall or cease marketing our Obalon Balloon System until approvals are obtained.
●	Risks related to our intellectual property could materially adversely impact our business, competitive position, financial condition, and results of operations.
●	The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.
●	If we fail to meet all applicable Nasdaq Global Capital Market requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
●	Current and future litigation could have a material adverse effect on our business and results of operations.

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

The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. We believe the Obalon Balloon System provides a cost-effective, non-surgical and reversible treatment for weight loss solution in an outpatient setting.

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

In clinical studies, the Obalon Balloon System has demonstrated clinically meaningful weight loss with durable results. In our published pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. In the study, 66.7% of patients lost at least 5% of their total body weight and the study showed statistically significant improvements in cardiometabolic risk factors, including fasting glucose, systolic blood pressure, cholesterol and triglycerides. Patients in the treatment group were followed for 48 weeks and showed, on average, that 89.5% of the weight loss achieved during the initial 24-week balloon treatment period was maintained at 48 weeks, or 24 weeks after the balloons were removed.

In addition, data published and presented from our commercial registry demonstrates greater weight loss in the commercial setting as compared to our pivotal clinical study used to support FDA approval. In May 2019, we updated data from our commercial registry to include 1,411 total patients from 143 treatment sites in the United States. In this data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight.

We commenced U.S. commercialization of our prior generation Obalon balloon system in January 2017. In March 2020, we announced that the overall economic uncertainty, the restriction on elective procedures and the specific directives issued by the Governor of California as a result of the COVID-19 pandemic had a significant impact on our business. As a result, we halted sales to new patients in our Obalon-branded retail treatment centers, terminated expansion plans for additional retail centers, subsequently closed the two retail treatment centers we had opened and halted manufacturing. Additionally, since August 2020, we have only had two full-time employees: Andy Rasdal, our President and Chief Executive Officer, and Nooshin Hussainy, our Chief Financial Officer. Although we scaled back operations, we continued to strive to execute on our corporate and strategic objectives. For example, we continue to pursue third-party reimbursement of the Obalon Balloon System, explore strategic alternatives, tend to our obligations to care for patients who had been treated at our Obalon-branded retail treatment centers, follow-up on and support product-related issues involving customers that have used Obalon products, and review and comply with our regulatory obligations, including FDA and SEC requirements.

Given those impacts and the significant concern about an economic recovery that would allow consumers to feel confident enough to spend on a cash-pay procedure like the Obalon Balloon System, we do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, or plan to ship orders to U.S. customers or our former international distributor. As a result, we would not expect to report any new revenue for the foreseeable future.

In March 2020, and again in September 2020, we engaged Canaccord Genuity to serve as our financial advisor related to strategic alternatives.

On January 19, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optimus Merger Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Merger Sub”) and ReShape Lifesciences, Inc., a Delaware corporation (“ReShape”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into ReShape, with ReShape surviving as a wholly owned subsidiary of Obalon (the “Merger”). Pending the outcome of the Merger with ReShape, we may continue to pursue third-party reimbursement of the Obalon Balloon system.

OUR SOLUTION

We have developed our Obalon Balloon System to overcome the limitations of prior devices intended to treat weight loss, including traditional liquid-filled intragastric balloons. Based on our clinical data and commercial experiences, we believe the Obalon Balloon System provides the following benefits to our patients and their physicians:

●	Favorable safety profile. In our pivotal SMART trial, only one of 336 (0.3%) patients that received our Obalon balloon experienced a serious adverse device event (SADE) and in data presented at the American Society for Metabolic and Bariatric Surgery Meeting from our first year of commercial experience, only two of 1,343 (0.14%) patients that received our Obalon balloon experienced a SADE. Historically, the reported rate of SADEs reported to us in commercial use is consistent with that experienced in the pivotal SMART trial or the data from our first year of commercial experience.

●	Improved patient tolerability and comfort. The Obalon balloon is inflated with a proprietary mix of gas. This creates a light, buoyant balloon that floats at the top of the stomach instead of sinking to the bottom of the stomach like a traditional liquid-filled intragastric balloon. Further, the Obalon Balloon System consists of three separate 250cc balloons placed individually over a three-month period to progressively add volume. We believe these design elements have the potential to improve patient comfort and tolerability of our Obalon balloon.
●	Progressive weight loss with durable results. In our pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal. In May 2019, we analyzed data from our commercial registry on 1,411 total patients from 143 treatment sites in the United States. In this data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight.
●	Simple and convenient placement. The Obalon balloon is placed without anesthesia or an endoscopy through a swallowable capsule that dissolves in the stomach and releases the balloon. These unique features allow patients the flexibility to receive the Obalon balloon discreetly in an outpatient setting. Placement typically occurs in less than fifteen minutes and can be scheduled in the morning before work, during a lunch break or in the evening. Treated patients can return promptly to their normal daily activities. The balloons are removed endoscopically under light, conscious sedation six months after the first balloon placement. Recently approved new products, the Obalon Navigation System and Obalon Touch Inflation Dispenser, are designed to further improve ease of use and convenience of placement.

OUR STRATEGY

Given the impacts of COVID-19 on our business and the significant concern about an economic recovery that would allow consumers to feel confident enough to spend on a cash-pay procedure like the Obalon Balloon System, our primary strategy has been to identify a strategic alternative that would be in the best interests of our stockholders. We cannot predict whether, or when, we might restart our commercial operations. If we restart our commercial operations, we expect to focus our strategy on:

●	Reestablishing a sales marketing organization. In order to market our Obalon Balloon System, we will need to reestablish our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. We would expect to evaluate a direct sales organization, the use of company-owned retail centers or other possible sales and marketing structures, including third parties, to further commercialization efforts.
●	Leveraging our prior manufacturing capabilities. We have built a highly leverageable manufacturing facility at our headquarters in Carlsbad, California, where prior to the suspension of our operations in March 2020 we designed, developed and manufactured a majority of our products in-house while using some components and sub-assemblies provided by third-party suppliers. We believe that controlling the manufacturing and assembly of our products allows us to innovate more quickly and more cost-efficiently, while producing higher quality products than if we outsourced manufacturing.
●	Protecting and expanding our strong intellectual property portfolio. We have developed a strong portfolio of issued patents and pending applications that protect our products and technology. We believe we have also developed know-how critical to creating current and future products that we hold and protect as trade secrets. We intend to aggressively protect and enforce our intellectual property.
●	Obtaining coverage and reimbursement from third-party payors. During the second quarter of 2020, we developed a strategy to obtain coverage and reimbursement from third-party payors, which we believe could address one of the

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

Balloon valve

Our balloon valve is an innovative combination of materials, including silicone and titanium, designed to be highly reliable. The valve is small enough to fit into a swallowable capsule and radiopaque for visibility under digital imaging. A key feature of our valve is the ability to effectively reseal after the inflation catheter is removed to prevent leaks.

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

All of the balloons are removed in a single procedure no more than six months after the placement of the initial balloon. The balloons are removed endoscopically under light conscious sedation, using standard commercially-available endoscopy tools. The endoscopic procedure to remove the balloons typically requires approximately 15 minutes.

The following pictures depict the treatment steps of the Obalon Balloon System:

Research and development

As of December 31, 2020, we had no employees focused on research and development. Research and development expenses for the years ended December 31, 2020 and 2019 were $2.5 million and $6.9 million, respectively.

CLINICAL TRIALS AND DATA

SMART Trial

Based on our clinical data, we believe our Obalon balloon has the potential to offer a compelling combination of efficacy and safety. We have evaluated various versions of our Obalon Balloon System in several clinical trials. Based on the results of our U.S. pivotal trial, the SMART trial, we received FDA approval for our current Obalon Balloon System in September 2016. The data was published in Surgery for Obesity and Related Diseases in September 2018. The SMART trial met its primary weight loss endpoints, demonstrated a strong safety profile, continued weight loss over the full six-month treatment period, showed statistically significant differences in metabolic profiles and demonstrated that patients were able to maintain most of the weight loss for at least six months following the removal of the Obalon balloons.

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

Obalon
	Treatment	Sham-Control
Weight Loss Metric	Group	Group
Per Protocol Cohort	(N = 185)	(N = 181)	Difference	p-value
Percent TBL	‑6.86	‑3.59	‑3.28	0.0261
Percent EWL	‑25.05	‑12.95	‑12.09	< 0.0001
Weight Loss (lbs.)	‑15.06	‑7.77	‑7.28	< 0.0001

In addition, 64.9% of the Obalon treatment group patients met or exceeded the 5% TBL endpoint whereas only 32.0% of the sham-control group met or exceeded 5% TBL. The following table summarizes the 5% TBL responder rates for the Obalon treatment group and the sham-control group in the SMART trial.

Main Analysis of -5% TBL Responder Rate	Estimate
Obalon Treatment Group—Per Protocol Cohort*	120 / 185 (64.9)%
Sham-Control Group	58 / 181 (32.0)%
Difference (Treatment less Control)	32.8%

*	p-value <0.0001

The following table summarizes the various responder rate thresholds for the Obalon treatment group and the sham-control group in the SMART trial.

Responder Rate Threshold	Obalon Treatment	Sham-Control
(-%TBL)	Group	Group
‑6%	98 / 185 (53.0)%	47 / 181 (26.0)%
‑7%	81 / 185 (43.8)%	38 / 181 (21.0)%
‑8%	68 / 185 (36.8)%	35 / 181 (19.3)%
‑9%	55 / 185 (29.7)%	29 / 181 (16.0)%
‑10%	49 / 185 (26.5)%	23 / 181 (12.7)%

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

		Average %	Average %	Single
Weight Loss Metric	Mean	Top 25	Worst 25	Best
Percent TBL	‑6.9%	‑10.2%	‑3.6%	‑19.3%
Percent EWL	‑25.1%	‑36.3%	‑12.3%	‑80.7%
Weight Loss (lbs.)	‑15.1	‑21.8	‑7.4	‑49.7
BMI Change	‑2.4	‑3.6	‑1.3	‑7.1

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

Mean %TBL Maintenance - Modified Intent-to-Treat Cohort
(n=171)
Maintained 89.5% of the Mean %TBL six months after balloon removal
0%
-1%
-2%
-3%
-4%
-5%
-6%
-7%
-8%
0
3
6
9
12
15
18
21
24
27
30
33
36
39
42
45
48
Week #

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

Commercial safety experience

As of December 31, 2020, we have had a minimal number of SADEs reported to us in commercial use. Since we began selling in United States in January 2017, we have reported adverse events relating to potential or actual patient injuries associated with use of the Obalon balloon in the FDA’s MAUDE database.

Post-approval study - Obalon Balloon System

To help assure the continued safety and effectiveness of the Obalon Balloon System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate 200 patients who will be enrolled at a maximum of 15 sites in the United States. The study is a prospective, open-label, single-arm, 12-month follow-up study in which patients will be treated during the first six months with placement of up to three Obalon balloons in conjunction with a moderate intensity weight loss and behavioral modification program standardized throughout the sites, followed by observational evaluation for an additional six months after device removal. The primary endpoint is to evaluate the safety of the Obalon Balloon System by assessing the rate of device- or procedure-related serious adverse events. We are required to submit an Interim Post-Approval Study Status Report every six months after the date of PMA approval for the first two years of the study and annually thereafter until approximately 200 patients have completed the study. We have completed enrollment of the 200 patients and would expect to complete the final follow-up on all patients during 2021.

Post-approval study - Obalon Navigation-Touch System (NTS)

To help assure the continued safety and effectiveness of the Obalon Navigation System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a post-approval study that will evaluate approximately 1,000 commercial patients and up to 4,000 balloon administrations up to 40 clinical sites in the United States. The study will be a prospective, observational, open-label, multi-center study designed to capture additional safety and effectiveness data of the Obalon balloon administration with NTS. The study will have a single cohort group that includes patients who commercially purchased the Obalon Balloon System at clinics and hospitals that uses NTS and have consented to have their data collected to support this study. All activities related to post-administration management, weight loss and removal of the balloons will be conducted in accordance with the commercial Obalon Balloon System device labeling and will not be collected in this study; this study will focus on balloon administrations only. We began patient enrollment for this study in December 2019 and suspended enrollment with the suspension of our commercial operations as a result of the effects of COVID-19. Pending the results of the Merger, we may restart enrollment of this post approval study.

SALES AND MARKETING

In March 2020, we announced that the overall economic uncertainty, the restriction on elective procedures and the specific directives issued by the Governor of California as a result of the COVID-19 pandemic had a significant impact on our business. As a result, we halted sales to new patients in our Obalon -branded retail treatment centers, terminated expansion plans for additional retail centers and subsequently closed the two retail treatment centers we had opened. We have not filled orders to U.S. customers or our former sole international distributor, Al Danah, with whom we terminated our contract. Additionally, since August 2020, we have only had two full-time employees.

Prior to taking these steps, we generally sought to drive consumer awareness and interest in part through multiple efforts that may include digital, offline and social marketing. In the fourth quarter of 2018, we enhanced our capabilities to convert patient interest to treatment by implementing a call center, which we named the Obalon Ambassador Center, with the capabilities to schedule interested patients to see physicians affiliated with the Obalon Center for Weight Loss™ treatment centers. We believed Obalon-managed treatment centers would directly leverage these capabilities and allow us to enhance the patient experience, from initial interest through to the completion of patient therapy. The Company-owned or managed Obalon-branded treatment centers employed a full-time sales professional dedicated to converting interested consumers generated through our internal marketing efforts into prospective patients.

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

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc, Apollo EndoSurgery, Inc., and ReShape LifeSciences (LAP-BAND). In addition, we are aware of one FDA approved liquid-filled balloon devices for treating overweight people that is currently being marketed, the ORBERA Balloon, of which is now owned by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric balloon that for which they are seeking regulatory approval. Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is seeking regulatory approval in the U.S. We also compete against ReShape LifeSciences’ LAP-BAND and non-balloon treatments including a technology developed by Gelesis known as the Plenity device that is intended to expand in the stomach by absorbing water to create the feeling of satiety and is currently engaged in a U.S. clinical trial. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.

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

Many of our competitors have significantly greater financial and other resources than we do, as well as:

●	well-established reputations and name recognition with key opinion leaders and physician networks;
●	an established base of long-time customers with strong brand loyalty;
●	products supported by long-term data;
●	longer operating histories;
●	significantly larger installed bases of equipment;
●	greater existing market share in the obesity and weight management market;
●	broader product offerings and established distribution channels;
●	greater ability to cross-sell products;
●	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives; and
●	more experience in conducting research and development, manufacturing, performing clinical trials and obtaining regulatory approvals or clearances.

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

In order to compete effectively, we must develop new product offerings and enhancements to our existing Obalon Balloon System, price our product competitively with traditional liquid-filled intragastric balloons and maintain adequate research and development and sales and marketing personnel and resources to meet the demands of the market.

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

As of December 31, 2020, we held approximately 33 issued U.S. patents and had approximately 15 pending U.S. patent applications, as well as approximately 31 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, South America, China and Israel and approximately 46 pending international patent applications in regions including Australia, Canada, Europe, Asia, Mexico, China, Israel, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.

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

As of December 31, 2020, we held two registered U.S. trademarks and approximately 41 registered marks in regions including Europe, Brazil, the Middle East, Asia and Mexico. We had three pending U.S. trademark applications and no pending marks outside the United States.

MANUFACTURING

Prior to the suspension of our commercial operations in March 2020, all of our products except the Obalon Navigation System console were manufactured or assembled in-house using components and sub-assemblies at our single-site facility in Carlsbad, California. We rely on single suppliers for the extruded film, swallowable capsule, molded silicone valve used to manufacture our Obalon balloons, the hydrophilic coating for our catheters, the Obalon Navigation System console components and the sensors utilized in the Obalon Navigation balloon catheter. There are minimum purchase requirements and delivery requirements with the supplier for the Obalon Navigation System console and sensor utilized in the Obalon Navigation balloon catheter. Our suppliers for all other components of the Obalon balloon have no contractual obligations to supply us, and we are not contractually obligated to purchase any of our supplies from them. We historically base our order quantities and lead times for components purchased from our suppliers on our forecasts derived from historical demand and anticipated future demand. Lead times for components can vary significantly depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the components and subassemblies. These components are critical to our products and there are relatively few alternative sources of supply. We do not carry a significant inventory of these components, and identifying and qualifying additional or replacement suppliers for any of the components or sub-assemblies used in our products could involve significant time and cost, and may delay our commercialization efforts.

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

As a result of the COVID-19 pandemic and accompanying the overall economic uncertainty, the restrictions on elective procedures and the specific directives issued by the Governor of California we ceased manufacturing operations and have not manufactured any products since 2020. If the Merger is consummated and our operations are reopened, we will need to restart our manufacturing operations. We have not ordered from our suppliers since we suspended operations and, if we choose to restart manufacturing, those suppliers may be unwilling or unable to supply us. If we determine to restart commercial operations, we will need to reestablish our supplier and manufacturing capabilities, and likely improve them, in order to satisfy expected demand. We may find that we are unable to successfully manufacture our products in sufficient quantities, on a timely basis and with the expected quality.

GEOGRAPHIC REGIONS

Substantially all of our assets, revenues and expenses for 2020 and 2019 were located in or derived from operations in the United States. In addition, we have had sales through Bader and Al Danah in the Middle East. The distribution agreement with Bader was terminated in December 2019 and the distribution agreement with Al Danah was terminated in 2020. During 2020 and 2019, international revenue accounted for approximately 30.2% and 48.4%, respectively, of our total revenues.

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

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	the device may not be shown safe or effective to the FDA’s satisfaction;
●	the data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
●	the manufacturing process or facilities may not meet applicable requirements; and
●	changes in FDA approval policies or adoption of new regulations may require additional data.

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

Pervasive and continuing FDA regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:

●	the FDA’s QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
●	advertising and promotion requirements;
●	restrictions on sale, distribution or use of a device;
●	PMA annual reporting requirements;
●	PMA approval of product modifications;
●	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
●	an order of repair, replacement or refund;
●	device tracking requirements; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

In addition, FDA enforces the Medical Device Reporting, or MDR, regulations, which require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Since February 2017, the FDA has issued three separate letters to healthcare providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA letters to healthcare providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon gas-filled balloons, these letters could create negative perceptions of the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval. Since we began selling in United States in January 2017, we have reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA’s MAUDE database.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees and civil penalties;
●	unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
●	the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;
●	withdrawing 510(k) clearance or premarket approvals that have already been granted; and
●	criminal prosecution.

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

According to the MDD, the Obalon Balloon System, when delivered with a cellulose-based capsule is considered a Class IIb product. We believe the Obalon Navigation System and the Obalon Touch Inflation Dispenser are Class I products not requiring Notified Body approval. Our Medical Device Marketing Authorization under the prior regulation, MDD, was renewed on July 26, 2016 and expires on May 14, 2020. We have not applied for a CE-mark for the Obalon Navigation System and Obalon Touch Inflation Dispenser at this time under the new Medical Device Regulation, or MDR. We have allowed the Obalon balloon CE-mark expire under the previous MDD regulation and have not renewed our agreement with BSI, our Notified Body.

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

Qatar

Qatar recognizes FDA approvals to be sufficient to establish approval within the country. Obalon had obtained U.S. FDA approval for the products and Al Danah obtained the registration that is necessary to permit the purchase and distribution within Qatar. Al Danah sold product directly to hospitals within Qatar until we terminated our agreement with Al Danah earlier in 2020.

Kingdom of Saudi Arabia, or KSA

The most pertinent regulation is the Interim Regulation for Medical Devices, issued by the Saudi Food & Drug Authority, or SFDA, Board of Directors’ Decree number 1-8-1429 dated approximately December 27, 2008 and the implementing regulations of the same. The SFDA is an independent regulatory body that is responsible for the authorization of medical devices, and current guidelines are generally based on pre-existing approval in one of the five founding member nations of the Global Harmonization Task Force, or GHTF, which are Australia, Canada, United States, European Union and Japan. There are no overt requirements for the provision of safety and effectiveness data in the form of clinical trials or other studies but these would likely come as a part of the approvals described above that are used as a basis to support approval within the KSA. The SFDA reserves its rights to require its own independent clinical trials as it deems necessary or appropriate. Regulatory authorization is required for all medical devices, regardless of device class. A potential exception to this requirement is for medical devices that were designed and constructed by local health care facility and staff for internal use. Similar to the United States, the SFDA requires post market surveillance to ensure safety and quality. This program is meant to be conducted by the Authorized Representative. With respect to the use of medical devices, it is the responsibility of the health care institution to inform the manufacturer and the SFDA of any adverse events associated with this use. We previously appointed Al Sultan Saudi Medical Company as our responsible Authorized Representative for the KSA. Our Medical Device Marketing Authorization was renewed on July 26, 2016 however, the relevant distribution agreement was terminated in December 2019. In KSA it is possible for a foreign party to establish a Technical & Scientific Office and register the medical device, while working with a locally licensed Authorized Representative to conduct sales of such approved medical devices.

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

United Arab Emirates, or UAE

The most pertinent regulation is UAE Federal Law No. 4 of 1983 for the Pharmaceutical Profession and Institutions and to Medical Device Regulations. There are many similarities between the SFDA and the Registration and Drug Control Department that is run out of the Ministry of Health & Prevention of the UAE. Applications for registration of medical devices in the UAE are done with the UAE Ministry of Health Registration & Drug Control Department and must include data on effectiveness in addition to safety (a nod to the requirements of the FDA). The UAE body has its own device classification system that is most closely related to that used by the European Union, defined as class 1, low risk; class 2, medium risk but nonimplantable; class 3, medium risk but implantable; and class 4, high risk. We previously appointed Sohail Faris Medical Equipment Trading as the responsible Authorized Representative for the UAE however, the relevant distribution agreement was terminated in December 2019.

Privacy and security laws

Medical device companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and all regulations promulgated thereunder, collectively HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon ‘‘covered entities’’ (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not a covered entity, we may provide certain services that require the use or disclosure of PHI on behalf of physicians who are covered entities, and we therefore may be considered to be business associates under HIPAA. HIPAA imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

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

In addition, certain state and non-U.S. laws, such as the European Union General Data Protection Regulation, or GDPR, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, ‘‘business associates,’’ defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, are also subject to certain HIPAA privacy and security standards. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our expected processing of personal information depending on the context. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom’s departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.

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

Because the Obalon Balloon System is not reimbursed by federal healthcare programs or any other third-party payor, we do not believe that the business generally will be subject to many of these laws unless such reimbursement is obtained in the future.

Transparency laws

The federal Physician Payment Sunshine Act, or the Sunshine Act, which was enacted as part of the Patient Protection and Affordable Care Act, or the PPACA, generally requires certain manufacturers of a drug, device, biologic or other medical supply that is covered by Medicare, Medicaid or the Children’s Health Insurance Program and applicable group purchasing organizations to report on an annual basis: (i) certain payments and other transfers of value given to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals and (ii) any ownership or investment interest that physicians, or their immediate family members, have in their company. The payments required to be reported include the cost of meals provided to a physician, travel reimbursements and other transfers of value, including those provided as part of contracted services such as speaker programs, advisory boards, consultation services and clinical trial services. Under the statute, the federal government makes reported information available to the public. Failure to comply with the reporting requirements can result in significant civil monetary penalties, with additional penalties for the knowing failure to report. Additionally, there are criminal penalties if an entity intentionally makes false statements in the reports. Because the Obalon Balloon System is not covered or reimbursed by any federal healthcare program, we do not believe that our business will be subject to the federal Sunshine Act unless it is reimbursed in the future.

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

EMPLOYEES

As of December 31, 2020, we had 2 employees, both of which are full-time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement, and we believe that our employee relations are good.

FINANCIAL INFORMATION

We manage our operations and allocate resources as a single reporting segment. Financial information regarding our operations, assets and liabilities, including our net loss for the years ended December 31, 2020 and 2019 and our total assets as of December 31, 2020 and 2019, is included in our Consolidated Financial Statements in Item 8 of this Annual Report.

CORPORATE INFORMATION

We were incorporated under the laws of the State of Delaware on January 2, 2008. Our principal executive offices are located at 5421 Avenida Encinas, Suite F, Carlsbad, CA 92008, and our telephone number is (760) 607-5164. Our website addresses is http://www.obalon.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this prospectus. We have included our website address solely as an inactive textual reference. Investors should not rely on any such information in deciding whether to purchase our common stock.

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

RISKS RELATED TO THE MERGER

The conditions under the Merger Agreement may not be satisfied or waived and there can be no assurance that the Merger will be consummated.

On January 19, 2021, we entered into the Merger Agreement with ReShape Lifesciences Inc. and Optimus Merger Sub, Inc., a wholly owned subsidiary of the Company, pursuant to which, Merger Sub will merge with and into ReShape, with ReShape becoming a wholly owned subsidiary of Obalon. Consummation of the proposed Merger requires that a number of conditions must be satisfied or waived (to the extent permitted by applicable law). Those conditions include, among others:

●	approval of the contemplated transactions by Obalon stockholders and ReShape stockholders
●	the absence of any adverse law or order promulgated, entered, enforced, enacted, or issued by any government entity that prohibits, restrains, or makes illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement;
●	the effectiveness of a registration statement on Form S-4, which shall include this joint proxy statement/prospectus, under the Securities Act and the absence of any stop order issued by the SEC suspending the use of such registration statement;
●	Nasdaq’s approval of the continued listing of our common stock on the Nasdaq Capital Market;
●	subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of us and ReShape contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and
●	the absence of a material adverse effect with respect to us and ReShape.

These conditions to the consummation of the Merger may not be satisfied or waived (to the extent permitted by applicable law) and, as a result, the Merger may not be consummated at the time expected, or at all. In addition, ReShape or Obalon may elect to terminate the Merger Agreement in certain other circumstances, specifically in the event that the required Nasdaq approvals are not obtained.

Although an application will be filed for the continued listing of our common stock on The Nasdaq Capital Market in connection with the Merger, there can be no assurance that our common stock will be so listed or, if listed, that the Combined Company following the Merger will be able to comply with the continued listing standards.

An application to list our common stock on The Nasdaq Capital Market upon consummation of the Merger has been filed as required by The Nasdaq Capital Market. As part of the listing process, the Combined Company will be required to evidence that it meets the initial listing requirements rather than the continued listing requirements because the Merger will result in a change of control of the Company. In certain respects, the initial listing requirements are more onerous than the continued listing requirements, such as the minimum bid price of the common stock of $4.00 per share for initial listing compared to $1.00 per share for continued listing. There can be no assurance that the Combined Company will be able to meet the initial listing standards of The Nasdaq Capital Market or any other exchange or, if its stock is listed, that the Combined Company will be able to maintain our listing.

Nasdaq’s approval of the listing application is a condition to the closing of the Merger and while we and ReShape can each terminate the Merger Agreement if the condition is not satisfied (in which case, a $1 million termination fee may be payable to us by ReShape), we and ReShape can also each choose to waive the condition and consummate the Merger without Nasdaq’s approval of the listing application. In the event we and ReShape waive that condition and consummate the Merger without Nasdaq’s approval of the listing application, the Combined Company would not be listed on the Nasdaq Capital Market.

In addition, if after listing, The Nasdaq Capital Market delists our common stock from trading on its exchange for failure to meet the continued listing standards, the Combined Company and its stockholders, which will include our current stockholders, could face significant material adverse consequences including:

●	a limited availability of market quotations for its securities;
●	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The pendency of the Merger could materially adversely affect our business, financial condition, results of operations or cash flows.

The announcement and pendency of the Merger could disrupt our business, in any of the following ways, among others:

●	the attention of our management may be directed toward completion of the Merger, integration planning and transaction-related considerations and may be diverted from our day-to-day business operations and, following the completion of the Merger, the attention of the Combined Company’s management may also be diverted to such matters;
●	vendors, suppliers, business partners or others may seek to modify or terminate their business relationship with us or the Combined Company following completion of the Merger;
●	We, or the Combined Company following completion of the Merger, and our respective directors could become subject to lawsuits relating to the Merger; and
●	We may experience negative reactions from their stockholders and the medical community, among others.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, each company will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against us or our directors and officers, and a negative impression of us in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on either or both companies’ financial statements and stock price.

Failure to consummate the Merger could negatively impact our future stock price, operations and financial results.

If the Merger is not consummated for any reason, we may be subjected to a number of material risks, including the following:

●	a decline in the market prices of our common stock to the extent that their current market prices reflect a market assumption that the Merger will be consummated and will be beneficial to the value of our business after the Closing Date;
●	having to pay certain costs related to the proposed Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;
●	addressing the consequences of operational decisions made since the signing of the Merger Agreement, including because of restrictions on our operations imposed by the terms of the Merger Agreement and decisions to delay or defer capital expenditures;
●	returning the focus of management and personnel to operating the Company, as applicable, on a standalone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and

●	negative reactions from their respective stockholders, suppliers, employees, patients enrolled in our studies and the medical community.

If the Merger is consummated, the composition of the board of directors and management of the Combined Company will be comprised of the current board of directors and management of ReShape and our current stockholders will not have a majority ownership and voting interest in the Combined Company, which may affect the strategy and operations of the Combined Company.

Pursuant to the Merger Agreement, following the consummation of the Merger, the board of directors of the Combined Company will consist of the five current members of the board of directors of ReShape: Dan W. Gladney, Barton P. Bandy, Arda M. Minocherhomjee, Ph.D., Lori C. McDougal and Gary D. Blackford. Mr. Gladney will serve as the chair and Mr. Blackford will serve as lead director of the board of directors.

None of our current directors, officers or employees are expected to continue with the Combined Company.

This composition of the Combined Board may affect the Combined Company’s business strategy and operating decisions following the consummation of the Merger, as compared to our board of directors prior to the Merger. If the Combined Company reestablishes commercial operations for the Obalon Balloon System, it will not be able to rely on the experience of our current board of directors, management or employees.

In addition, immediately following completion of the Merger and the issuance of our common stock to the ReShape stockholders at the Effective Time, our current stockholders in the aggregate will not have a majority ownership and voting interest in the Combined Company, which may result in our stockholders having less influence on the Combined Company’s management and policies. Immediately following completion of the Merger, our stockholders and ReShape’s stockholders are expected to own 49% and 51%, respectively, of the Combined Company’s outstanding shares. As a result, our current stockholders may have less influence on the Combined Company’s management and policies than they currently have.

RISKS RELATED TO OUR BUSINESS

We have suspended or terminated essentially all of our commercial efforts, shut down our manufacturing operations and terminated nearly all of our employees, and we cannot assure you when, if ever, these efforts will recommence.

Our commercial operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and is expected to continue to have, an adverse impact on our operations, including our product sales, manufacturing, supply chains, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking. Largely as a result of the COVID-19 crisis, we have permanently closed our two Obalon-branded or managed retail weight loss centers, suspended future expansion plans for new retail centers, stopped shipping product to all U.S. customers, terminated our agreement with our only international distributor, and terminated our sales and marketing organizations. We have also shut down our manufacturing operations, including terminating all manufacturing and related support personnel. During fiscal year 2020, we terminated all but two essential employees. These terminations included key long-time senior executives and other functional personnel with deep knowledge and expertise important to our business that has been acquired and developed over many years. We do not expect to restart any of our operations unless we are able to complete the Merger with ReShape. We cannot assure you when, if ever, we will achieve any of these objectives and we do not expect to generate any revenue unless and until we can restart.

There are many uncertainties regarding COVID-19, including governmental and public health responses and the unknown duration and extent of economic disruption. Due to the uncertainty surrounding COVID-19, we do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, restart manufacturing operations or to ship orders to U.S. customers or our former international distributor. Despite our efforts to manage and remedy these impacts on us, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the COVID-19 outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. However, based on the current state of the pandemic in the United States and abroad, the disease has already disrupted our operations and had a material adverse effect on our business, results of operations, financial condition, cash flows and stock price, as well heightened many of the risks described elsewhere in the “Risk Factors” section of this Annual Report on Form 10-K.

If we are unable to complete the Merger with ReShape and in the alternative unable to secure additional financing on favorable terms, or at all, we could be forced to liquidate all or some of our assets or seek bankruptcy protection to protect stakeholder value.

Given the changes during fiscal year 2020 to drastically reduce our organizational structure and eliminate our commercial operations, we anticipate that our cash and cash equivalents as of December 31, 2020 are sufficient to fund our operations beyond March 2022. If we are not able to raise capital to meet our needs, we will not be able to support any ongoing operations and may not be able to settle all of our liabilities. We have actively reviewed financial and strategic alternatives, including debt and equity financing, whole or partial sale of the company and a reverse merger in order to meet our capital needs and financial obligations, and increase stockholder value. If the Merger with ReShape is not completed, we may not be able to identify a viable alternative for capital raising and adequate funding to operate our business as a standalone company may not be available to us on acceptable terms, or at all.

In February 2020, we implemented a new purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park. Pursuant to the new purchase agreement with Lincoln Park, or the Lincoln Park Purchase Agreement, Lincoln Park has committed to purchase up to $15.0 million of our common stock from time to time over a 36-month period. The number of shares we may sell to Lincoln Park on any single business day in a Regular Purchase is 150,000, but that amount may be increased to up to 250,000 shares of our common stock, depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per Regular Purchase. Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $15.0 million over the term of the Lincoln Park Purchase Agreement. In addition, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply in certain limited circumstances as set out in the Lincoln Park Purchase Agreement. We have not sold any shares to Lincoln Park in fiscal year 2020 under the current Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of our common stock. Given the limitations under this arrangement, we do not believe it is adequate to provide sufficient funds for us to continue as a standalone company.

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

If we do not complete the Merger with ReShape and are unable to obtain sufficient funds on acceptable terms or in a timely manner we will be forced to take additional actions, including attempting to sell all or portions of our business, liquidating all or some of our assets or seeking bankruptcy protection.

We have ceased our efforts to seek third-party reimbursement and are focused primarily on the successful close of the Merger with ReShape. If the Merger does not close and we are able to continue to operate as a standalone Company, our strategy to attain coverage and reimbursement by third-party payors may not be successful and will subject us to new risks, some of which we may not yet have identified.

During fiscal year 2020, we transitioned our business to develop a strategy to obtain coverage and reimbursement from third-party payors, which we believe could address one of the largest barriers to patient and physician adoption of the Obalon Balloon System. Historically, we utilized both a direct to physician model and a Company-managed Obalon-

branded retail treatment center strategy. Both of these commercial strategies utilized a patient cash-pay model, with varying degrees of success. Since entering into the Merger Agreement with ReShape, we have suspended our efforts to obtain coverage and reimbursement from third-party payors. The Merger is subject to a number of closing conditions and, if one of more of those conditions are not satisfied or waived, the Merger may not close and we would have to continue as a standalone company. As a standalone Company, we may not be able to restart commercial operations, renew our efforts to seek third-party reimbursement or determine and launch a different commercial strategy. Further, if we renew these efforts in the future, we cannot assure you that this new strategy will be successful nor which delivery model to the patient will be utilized in the future should we be able to obtain coverage and reimbursement from third-party payors.

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

If we are unable to reestablish commercial operations, including sales, marketing, manufacturing and distribution capabilities, whether after the completion of the Merger with ReShape, on our own or in collaboration with third parties, we may not be successful in commercializing our products.

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

If the Merger with ReShape, is consummated, and the Combined Company reestablishes commercial operations for the Obalon Balloon System, it will not be able to rely on the experience of our current board of directors or management since all of the members of our board of directors and management will resign in connection with closing of the Merger.

There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams.

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
●	our inability to regain customer confidence or recover market share that may have been ceded to competitors or other intragastric balloon technology;
●	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;
●	the inability to negotiate with payors regarding reimbursement for our products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. If the loan is not forgiven, we will be required to repay the outstanding principal, along with accrued interest. We will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that we will ultimately apply for or obtain forgiveness of the PPP loan in whole or in part.

The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. We made the certification in good faith after analyzing our financial situation and access to capital and believe that we have satisfied all eligibility criteria for the PPP loan, but the SBA guidance and criteria is subject to interpretation and if we are found to be ineligible, we could be subject to significant penalties and required to repay the loan. If we become subject to penalties or are not able to attain loan forgiveness, it could result in harm to our business, results of operation and financial condition. If, prior to the consummation of the Merger, we do not obtain a waiver from Silicon Valley Bank, the full amount of principal and interest outstanding under the PPP loan could become due and payable upon the consummation of the Merger.

We have limited operating experience and a history of net losses, and we recently discontinued all of our commercial operations.

We have a limited operating history upon which you can evaluate our business and we recently discontinued all of our commercial operations while we explore our ability to secure coverage and reimbursement for our products and other strategic alternatives. Prior to discontinuing our commercial operations, we had marketed our products only since January 2017 and our commercial sales experience has been limited. We have incurred significant losses in each period since our inception in 2008, with net losses of $12.3 million and $23.7 million during the fiscal year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $184.8 million and had cash and cash equivalents of $3.9 million. These losses and our accumulated deficit reflect the substantial investments we have made to develop, seek and obtain regulatory approval for our current and future generation Obalon Balloon System and sell our Obalon Balloon System in international and U.S. markets, and commercialize our Obalon Balloon System in the United States. Our consolidated financial statements as of and for the fiscal year ended December 31, 2020 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Pending the result of the Merger, if we are not able to raise additional capital in a timely manner, we will not be able to support or restart our commercial operations.

Our costs and expenses may increase significantly if we determine to pursue additional clinical trials that may be needed to secure reimbursement. If we secure reimbursement and return to commercial operations, we would expect our costs and expenses to increase substantially as we rebuild our sales and marketing and manufacturing capabilities. As a public company, we will continue to incur significant insurance, legal, accounting, compliance and other expenses, and we expect our losses to continue for the foreseeable future. Unless and until we return to commercial operations, we do not expect to generate any revenue. We cannot assure you when, if ever, we will generate revenue and, if we do, whether we will ever achieve profitability.

Our business is entirely dependent on sales of the Obalon Balloon System, which we are currently not manufacturing, marketing or selling.

All of our revenue to date was attributable to sales of our Obalon Balloon System including its component parts and accessories. In 2020, largely due to the COVID-19 crisis, we discontinued all of our commercial operations while we explore our ability to secure coverage and reimbursement for our products and other strategic alternatives. Even if we are able to secure reimbursement for the Obalon Balloon System and restart commercial operations, there are a number of factors that may contribute to our financial results, including:

●	patient interest in and demand for our Obalon Balloon System;

●	our ability to obtain adequate coverage and reimbursement for the Obalon Balloon System;

●	positive or negative media coverage, or public, patient and/or physician perception, of our Obalon Balloon System, the procedures or products of our competitors, or our industry;

●	any safety or efficacy concerns that arise through physician and patient experience with our Obalon Balloon System;

●	any safety or efficacy concerns for the category of intragastric balloons, including liquid-filled balloons, as the FDA has issued four Letters to Health Care Providers warning them about the use of liquid-filled intragastric balloons citing potential risks, including death;

●	our ability to service and maintain equipment such as the Obalon Navigation System;

●	delays in, or failure of, product and component deliveries by our third-party suppliers and single-source suppliers;

●	willingness of physicians to purchase the capital equipment required to place balloons using the Obalon Navigation System;

●	difficulties in producing a sufficient quantity of our product to meet commercial demand due to shortages of component parts or due to issues in the manufacturing process;

●	introduction of new procedures or products for treating patients who are obese or overweight that compete with our product;

●	adverse changes in the economy that reduce patient demand for elective procedures; and

●	favorable or unfavorable positions developed on intragastric balloons, or the Obalon Balloon System by professional medical associations, such as the American Society for Metabolic and Bariatric Surgery (ASMBS), the American Society for Gastrointestinal Endoscopy (ASGE), or other organizations with influence on physicians.

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

We are a vertically integrated manufacturer and insufficient demand for our products subjects us to risks. As a result of the need to maintain substantial levels of inventory due to single third-party sourcing and long lead-times to develop alternate third-party sources, we historically carried a high level of inventory for strategic materials. Due to the suspension of our business operations, we have ceased shipping product to U.S. and international customers, closed our Obalon-branded retail treatment centers and halted expansion of our retail treatment center model. We performed an impairment analysis and recognized $1.3 million in asset impairment charges during the second quarter of 2020.

Physicians have been slow to adopt and use intragastric balloons, and adverse events or other negative developments involving other companies’ intragastric balloons or other obesity treatments may further slow patient adoption, which have negatively impacted our financial performance and strategic options and this could continue into the future.

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

The efficacy of our Obalon Balloon System depends on patient compliance with a moderate intensity diet and behavior modification program. If patients are unwilling to make dietary and behavioral changes, patient outcomes may suffer which could negatively impact perception of our product in the marketplace both in the past and in the future.

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

In the past we have employed, and in the future we may employ social media and call center activities as part of our marketing strategy, which could give rise to regulatory violations, liability, breaches of data security or reputational damage.

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

We have limited experience manufacturing our Obalon Balloon System and Obalon Navigation System in commercial quantities and, if we restart manufacturing, we may experience production delays or issues in our manufacturing organization and be unable to meet current or future demand.

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

We have had and may in the future continue to encounter production delays or shortfalls caused by many factors, including the following:

●	the termination of our manufacturing organization and related support functions and/or ability to successfully rehire the necessary talent and capabilities;
●	the timing and process needed to assimilate the changes necessary to enable our production processes to accommodate anticipated demand;
●	shortages that we may experience in any of the key components or sub-assemblies that we obtain from third-party suppliers, especially as we have not placed any future orders from those supplies;
●	production delays or stoppages caused by receiving components or supplies which do not meet our quality specifications;
●	delays that we may experience in completing validation and verification testing for new controlled-environment rooms at our manufacturing facilities;
●	delays that we may experience in seeking FDA review and approval of PMA supplements required for certain changes in manufacturing facilities, methods or quality control procedures;
●	our limited experience in complying with the FDA’s Quality System Regulation, or the QSR, which sets forth good manufacturing practice requirements for medical devices and applies to the manufacture of the components of our Obalon Balloon System;
●	our ability to attract, train, and retain qualified employees, who are in short supply, in order to increase our manufacturing output;
●	our ability to design and validate processes to allow us to manufacture future generations of the Obalon Balloon System that meets or exceeds our quality specifications in an efficient, cost-effective manner;
●	our ability to produce commercial product that meets or exceeds our manufacturing specifications and release criteria;
●	production delays or stoppages caused by malfunction of production equipment and/or malfunction of the electrical, plumbing, ventilation, or cooling systems supporting our manufacturing facility; and
●	production stoppages and/or product scrap caused by positive tests for objectionable organisms on our products.

We depend on third-party suppliers, including single source suppliers, to manufacture some of our components and sub-assemblies, which could make us vulnerable to supply shortages, interruptions in production and price fluctuations that could harm our business. We have not ordered from those suppliers in approximately one year and they may be unwilling or unable to reinitiate supply of key materials and components.

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

In addition, our reliance on third-party suppliers for current and future products subjects us to a number of risks that could impact our ability to manufacture our products, service and maintain equipment with customers and harm our business, including:

●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

●	change in payment terms, requiring upfront payment;

●	concern regarding our current financial position or delay in our payments to suppliers; especially our key suppliers for the Obalon Navigation System console and balloon components, could negatively impact suppliers' perception of the Company and result in delayed or canceled delivery of components;

●	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	damage to suppliers' facilities could interrupt supply;

●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s failure to produce components that consistently meet our quality specifications;

●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

●	inability of suppliers to comply with applicable provisions of the QSR or other applicable laws or regulations enforced by the FDA and state regulatory authorities;

●	inability to ensure the quality of products manufactured by third parties;

●	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

●	delays in delivery by our suppliers due to changes in demand from us or their other customers;

●	our suppliers could attempt to manufacture products for our competitors using our intellectual property; and

●	decisions by suppliers to exit the medical device business or discontinue supplying us.

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

Al Danah Medical Company W.L.L, or Al Danah, was the sole distributor of our Obalon Balloon System in the Middle East and our sole international customer. International sales to Al Danah represented 15.1% and 48.4% of our total revenue for the year ended December 31, 2020 and 2019, respectively. Bader Sultan & Bros. Co. W.L.L., or Bader, was previously the sole distributor of our prior generation Obalon balloon system in the Middle East and our sole international customer. The agreement with Bader was terminated in December 2019. In May 2020 we terminated the agreement with Al Danah and will not ship them product in the future. The significant reduction in international revenue in 2020 has had a significant impact on our financial performance. Currently, we do not have regulatory approval for our Obalon Navigation System and Obalon Touch Inflation Dispenser in the Middle East. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.

If we were to restart commercial operations as a standalone company, we would not intend to devote significant additional resources in the near-term to market our Obalon Balloon System internationally, which will limit our potential revenue from our product.

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

In the United States, our product competes with a variety of pharmaceuticals, surgical procedures and devices for the treatment of obese and overweight people. Large competitors in the surgical segment for weight loss and obesity include Ethicon Inc. (subsidiary of Johnson & Johnson), Medtronic plc (formerly Covidien Ltd.), Apollo EndoSurgery, Inc., and ReShape LifeSciences (which acquired the LAP-BAND from Apollo Endosurgery, Inc. and currently sells that device worldwide). We are aware of only one FDA approved, commercially marketed liquid-filled balloon device for treating overweight people, the ORBERA Balloon by Apollo EndoSurgery. Outside of the United States, Allurion Technologies, Inc. has developed a swallowable, passable liquid-filled intragastric for which they are seeking U.S. regulatory approval. Spatz Medical has also developed a liquid-filled intragastric balloon that has been approved for sale in Latin America and Europe and is seeking regulatory approval in the U.S. Additionally, we are aware of numerous companies around the world working to develop less invasive and less costly alternatives for the treatment of obesity, any of which, if approved, could compete with us in the future.

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

Many of our competitors have significantly greater financial and other resources than we do, as well as:

●	well-established reputations and name recognition with key opinion leaders and physician networks;
●	an established base of long-time customers with strong brand loyalty;
●	products supported by long-term data;
●	longer operating histories;
●	significantly larger installed bases of equipment;
●	greater existing market share in the obesity and weight management market;
●	broader product offerings and established distribution channels;
●	greater ability to cross-sell products;
●	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives; and

●	more experience in conducting research and development, manufacturing, performing clinical trials and obtaining regulatory approvals or clearances.

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

We have dramatically reduced our senior management team to only two full time employees and we cannot assure you that we have or would be able to recruit sufficient resources to manage our current operations or restart commercialization in the future.

Our success as a standalone company largely depends upon the services of our executive management team, which has been reduced to two employees: Andy Rasdal, our President and CEO, and Nooshin Hussainy, our Chief Financial Officer. Our former President and CEO, William Plovanic resigned on June 19, 2020. Mr. Plovanic continues to serve as a member of the Board of Directors. Mark Brister, our Chief Technology Officer, and Amy VandenBerg, our Chief Clinical, Regulatory and Quality Officer, resigned on July 3, 2020 but continue to provide limited services on a consulting basis. Bob MacDonald, our Chief Retail Officer, resigned on March 13, 2020. We cannot assure you that the remaining executives will be sufficient to implement our current business plan. Additionally, we do not currently maintain key personnel life insurance policies on any of our employees. Moreover, if we are successful in securing reimbursement for our products, we will need to attract and retain additional executive officers and numerous highly qualified personnel. Competition for executive officers and skilled personnel is intense. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. If we are unable to attract and retain additional executive officers or other key employees it could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

RISKS RELATED TO REGULATORY MATTERS

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

In addition, we or others may later identify undesirable side effects caused by the product (or any other similar product), resulting in potentially significant consequences, including:

●	the FDA or European notified bodies may withdraw or limit their approval of the product;
●	the FDA or European notified bodies may require the addition of labeling statements, such as a contraindication;
●	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
●	we may be required to correct or remove the products from the marketplace or decide to conduct a voluntary recall;
●	we may decide to alert physicians through customer notifications;
●	the FDA may use publicity such as a press release to alert our customers and the public of the issue;
●	physicians and patients may be dissatisfied, seek refunds and refuse to use our products;
●	we could be sued and held liable for injury caused to individuals using our product; and
●	our reputation may suffer.

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

In addition, as a condition of approving a PMA application, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. For example, as part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System in approximately 200 subjects over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we restarted enrollment and as of March 31, 2020 we enrolled approximately 200 patients, which we believe represents full enrollment, and we would expect to complete follow-up on these patients in 2021. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study at up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System for approximately 4,000 balloon placements, as it relates to the safety and efficacy of acute balloon placement including deployment, but not long-term results such as weight loss. We began enrollment of the Obalon Navigation System post-approval study in December 2019. In the first quarter of 2020, we enrolled 32 patients with 81 balloon administrations in the Obalon Navigation System post-approval study. We have notified the FDA that we have temporarily paused active new patient enrollment as a result of ceasing to ship new product to commercial customers and the closure of the Obalon-branded retail treatment centers. We intend to keep this study paused until we secure a pathway to a product reimbursement trial where we will evaluate how to collect the data required to support this study in conjunction with the data required of a third-party payor or other wise begin commercializing again. This study will have to be resumed in connection with the resumption of manufacturing and distributing the Obalon Balloon System. The product labeling for any product subject to a post-approval study must be updated and submitted in a PMA supplement as results, including any adverse event data, from the post-approval study data become available. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. Moreover, if post-approval studies of our products reveal unanticipated adverse effects, increases in the incidence of anticipated adverse effects, or device failures, and we are required to modify the approved labeling for our products to include such adverse findings, such labeling modifications could have a materially adverse effect on our ability to market and sell the affected products.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, untitled letters, Form 483s, fines, injunctions, consent decrees and civil penalties;
●	repair, replacement, refunds, recalls, termination of distribution, administrative detention or seizures of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	customer notifications or repair, replacement or refunds;
●	refusing our requests for 510(k) clearance or PMA approvals or foreign regulatory approvals of new products, new intended uses or modifications to existing products;
●	withdrawals of current 510(k) clearances or PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
●	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
●	criminal prosecution.

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

We have registered with the FDA as a medical device manufacturer and have obtained a manufacturing license from the California Department of Public Health, or CDPH. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Our current facility has been inspected by the FDA numerous times, the most recent of which occurred in November 2017, which resulted in no observations. Although we believe our manufacturing facilities and those of our critical component suppliers are in compliance with the QSR requirements, we can provide no assurance that we will continue to remain in compliance with the QSR. If our manufacturing facilities or those of any of our component suppliers are found to be in violation of applicable laws and regulations, or we or our suppliers have significant noncompliance issues or fail to timely and adequately respond to any adverse inspectional observations or product safety issues, or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action, including any of the following sanctions:

●	untitled letters, warning letters, and Form 483s;
●	fines, injunctions, consent decrees and civil penalties;
●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for clearance or approval of new products or modified products;
●	withdrawing clearances or approvals that have already been granted;
●	refusal to grant export approval for our products; or
●	criminal prosecution.

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

Further, the FDA and European regulatory authorities strictly regulate the indications for use and associated promotional safety and effectiveness claims, including comparative and superiority claims vis a vis competitors’ products, that may be made about products, such as the Obalon Balloon System. In particular, a medical device may not be promoted for uses or indications that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For example, we will not be able to promote or make claims for the Obalon Balloon System for the treatment of patients outside of the BMI ranges specifically approved by the FDA or other regulatory authorities. In the United States, we received FDA approval of the Obalon Balloon System for temporary use to facilitate weight loss in adults with obesity (BMI of 30 to 40) who have failed to lose weight through diet and exercise. The Obalon Balloon System is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. Our pivotal trial inclusion and exclusion criteria included patients with a BMI of 30 to 40; thus, our approved labeling is limited to the same BMI range. We also will not be able to make comparative or superiority claims for the Obalon Balloon System versus other products without scientific data supporting or establishing those claims, including possibly data from head-to-head clinical trials if appropriate. Our CE mark label includes patients with a BMI of 27 or greater. As a part of our PMA approval, we are required to conduct a post-approval study at up to 16 sites in the United States to evaluate the safety and efficacy of our Obalon Balloon System over a twelve-month period, consisting of six months of treatment with the Obalon Balloon System followed by six months of observation after balloon removal. We began patient enrollment in the post-approval study in the second quarter of 2018 and in April 2019 we notified the FDA that we had temporarily paused active new patient enrollment to conserve cash resources and ensure we could meet future financial obligations to physicians and patients. We have subsequently notified the FDA in July 2019 that we restarted enrollment and as of December 31, 2020 we have completed enrollment and would expect to complete follow up on these patients in 2021. Failure to conduct post-approval studies in compliance with applicable regulations or to timely complete required post-approval studies or comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would materially harm our business. As part of our PMA-S approval of the Obalon Navigation System, we are required to conduct a post-approval study of up to 40 sites in the United States to evaluate the safety and efficacy of our Obalon Navigation System as it relates to acute balloon placement including deployment. We began enrollment of the Obalon Navigation System post approval study in December 2019. We have notified the FDA that we have temporarily paused active new patient enrollment as a result of ceasing to ship new product to commercial customers and the closure of the Obalon-branded retail treatment centers. We intend to keep this study paused until we secure a pathway to a product reimbursement trial where we will evaluate how to collect the data required to support this study in conjunction with the data required of a third-party payor or otherwise begin commercializing again. This study will have to be resumed in connection with the resumption of manufacturing and distributing the Obalon Balloon System. The product labeling for any product subject to a post-approval study must be updated and submitted in a PMA supplement as results, including any adverse event data, from the post-approval study data become available. Failure to conduct the post-approval study in compliance with applicable regulations or to timely complete required post-approval studies, obtaining results different than our pivotal trial results or failure to comply with other post-approval requirements could result in withdrawal of approval of the PMA, which would harm our business.

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

In order to market our products in the European Union, the Middle East or other foreign jurisdictions, we must obtain and maintain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and can involve additional testing. The time required to obtain approval abroad may be longer than the time required to obtain FDA clearance or approval. Foreign regulatory approval processes include many of the risks associated with obtaining FDA clearance or approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. FDA clearance or approval does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. However, the failure to obtain clearance or approval in one jurisdiction may have a negative impact on our ability to obtain clearance or approval elsewhere. If we do not obtain or maintain necessary approvals to commercialize our products in markets outside the United States, it would negatively affect our overall market penetration. We currently do not have any approvals for the Obalon Navigation System and Obalon Touch Inflation Dispenser outside the U.S., including the Middle East and CE-Mark. Furthermore, given recent changes to the CE-mark process which requires additional filings, the CE Mark for the prior version of the Obalon Balloon System were not renewed in May 2020 and we have not renewed our agreement with our notified body. However, there are certain countries in the Middle East that allow importation of medical device products with United States FDA approval or clearance to meet local regulatory standards, including Qatar.

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

If retail arrangements with physicians or customers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The practice of medicine is highly regulated, and any future operation of retail treatment centers, arrangements with physicians and interactions with retail customers will be subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Regulatory oversight includes, but is not limited to, the corporate practice of medicine, fee-splitting, regulation and registration of medical practices, clinics and facilities and management companies by state and local licensing boards or other agencies, licensure and scope of practice limitation for physicians and other healthcare professionals, advertising and consumer protection laws. Certain states have laws, rules and regulations which require that medical practices be owned by licensed physicians and that business entities which are not owned by licensed physicians refrain from providing, or holding themselves out as providers of, medical care. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. The specific restrictions with respect to enforcement of the corporate practice of medicine and fee-splitting laws varies from state to state. Such laws may make it difficult for us to establish or expand our operations into a state, as interpretive legal precedent and regulatory guidance varies by jurisdiction and is often sparse and not fully developed. A determination that we are in violation of applicable restrictions on the practice of medicine or fee-splitting in any jurisdiction in which we operate, could have a material adverse effect on us, particularly if we are unable to restructure our operations and arrangements to comply with the requirements of that jurisdiction, if we are required to restructure our operations and arrangements at a significant cost, or if we are subject to penalties or other adverse action.

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

HIPAA requires certain entities, referred to as “covered entities” (including most healthcare providers and health plans), to comply with established standards, including standards regarding the privacy and security of PHI. HIPAA further requires that covered entities enter into agreements meeting certain regulatory requirements with their “business associates,” as such term is defined by HIPAA, which, among other things, obligate business associates to safeguard the covered entity’s PHI against improper use and disclosure. In addition, a business associate may face significant statutory and contractual liability if the business associate breaches the agreement or causes the covered entity to fail to comply with HIPAA. We believe that our Company-owned or managed treatment centers were required to be HIPAA compliant; we do not believe our corporate offices are required to be HIPAA compliant, but are nevertheless committed to maintaining the security and privacy of patients’ health information. Violation of HIPAA could result in the imposition of civil or criminal penalties.

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

When operational, our research and development and manufacturing operations involve the use of hazardous substances and a greenhouse gas, and are subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the storage, use, discharge, disposal, remediation of, and human exposure to, hazardous substances and the sale, labeling, collection, recycling, treatment and disposal of products containing hazardous substances as well as the control and reduction of greenhouse gas emissions. In addition, such operations produce biological waste materials, such as human and animal tissue, and waste solvents, such as isopropyl alcohol. These operations are permitted by regulatory authorities, and, when operational, we disposed of the resultant waste materials in material compliance with environmental laws and regulations.

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

As of December 31, 2020, we held 29 issued U.S. patents and had 17 pending U.S. patent applications, as well as 22 international patents issued in regions including Europe, Mexico, Australia, Canada, Asia, and China and 59 pending international patent applications in regions including Australia, Canada, Europe, Asia, the Middle East and South America. Our issued patents expire between the years 2023 and 2038, and are directed to various features and combinations of features of the Obalon Balloon System technology, including the apparatus for connecting the balloon to an inflation catheter, the structure and composition of the balloon wall, and the composition of the initial fill gas.

As of December 31, 2020, we held two registered U.S. trademarks and 34 registered marks in Europe, the Middle East, Asia and Mexico. We have four pending U.S. trademark applications and no pending marks outside the United States.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect the Obalon Balloon System or any other products;
●	any of our pending patent applications will issue as patents;
●	we will be able to successfully commercialize our Obalon Balloon System before our relevant patents expire;
●	we were the first to make the inventions shown in each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	any of our patents will be found to ultimately be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or products that are separately patentable;
●	our commercial activities or products will not infringe the patents of others; or
●	we will be in the financial position to defend our trademarks and patents.

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

Intellectual property claims or litigation, regardless of merit, may be expensive and time-consuming to resolve, result in negative publicity, and divert our management’s attention from our core business. In addition, if we are subject to intellectual property claims or litigation, we may:

●	be subject to a protected period of uncertainty while the claims or litigation remain unresolved, which could adversely affect our ability to raise additional capital and otherwise adversely affect our business;

●	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; and
●	be required to redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible.

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

The U.S. Patent and Trademark Office, or US PTO, and various international, foreign governmental and foreign regional patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the US PTO and foreign patent agencies over the lifetime of the patent. There are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Our recent reduction in personnel to two full time employees may heighten this risk.

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

As of December 31, 2020, we have not sold any shares of our stock under the Purchase Agreement with Lincoln Park.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

The public trading price for our common stock can be affected by a number of factors, including:

●	a slowdown in the medical device industry, the aesthetics industry or the general economy;
●	whether we obtain coverage and reimbursement from third-party payors;
●	quarterly variations in our or our competitors' results of operations;
●	the results of our clinical trials;
●	unanticipated or serious safety concerns related to the use of any of our products or competitive liquid-filled intragastric balloon products;
●	adverse regulatory decisions, including failure to receive regulatory approval for any of our products;
●	regulatory or legal developments in the United States and other countries;
●	changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;
●	performance of third parties on whom we rely, including for the manufacture of the components for our product, including their ability to comply with regulatory requirements;
●	inability to obtain adequate supply of the components for any of our products, or inability to do so at acceptable prices;
●	the loss of key personnel, including changes in our board of directors and management;
●	legislation or regulation of our business;
●	changes in the structure of healthcare payment systems;
●	our commencement of, or involvement in, litigation;
●	the announcement of new products or product enhancements by us or our competitors;
●	competition from existing technologies and products or new technologies and products that may emerge;
●	negative publicity, such as whistleblower complaints, about us or our products;
●	developments, announcements or disputes related to patents or other proprietary rights issued to us or our competitors and to litigation;
●	ability to meet Nasdaq minimum listing requirements; and

●	developments in our industry.

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

If we fail to meet all applicable Nasdaq Capital Market requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Nasdaq monitors our ongoing compliance with its minimum listing requirements and if we fail to meet those requirements and cannot cure such failure in the prescribed period of time, our common stock could be subject to delisting from the Nasdaq market.

On August 6, 2020, we received two written notifications from the Nasdaq Listing Qualifications Staff that we were not in compliance with the Nasdaq Global Market’s minimum bid price or market capitalization requirements for continued listing. Subsequently, we applied to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On December 10, 2020, Nasdaq notified us that our application transfer had been approved and the listing of our common stock on the Nasdaq Capital Market would be effective December 17, 2020. On December 16, 2020, we received a letter from Nasdaq indicating that we had regained compliance with Nasdaq’s minimum bid price requirement. Upon the effective transfer of our common stock to the Nasdaq Capital Market on December 17, 2020, we regained compliance with the continued listing requirements of Nasdaq. We may not continue to be in compliance with the continued listing standards of Nasdaq and the Combined Company may not satisfy the initial listing standards of the Nasdaq Capital Market, as described in more detail above.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors, and their projections of our financial results. We do not have any control over these analysts and currently are not covered by any analysts. If analysts do cover us and downgrade our shares, change their opinion of our shares, change their financial projections, publish negative information about us or if we are unable to achieve their financial projections for us, our share price would likely decline. Several analysts that previously provided coverage of us have ceased to do so or have failed to regularly publish reports on us. If analysts fail to regularly publish reports on us, our visibility in the financial markets could decline even further, which could cause our share price or trading volume to decline. In addition, analysts may publish negative opinions concerning our company, business strategy or accounting policies, which could negatively impact our share price.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 21% of our outstanding capital stock. These stockholders may be able to influence the outcome of matters requiring stockholder approval. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

On August 17, 2020, the parties submitted a final settlement agreement of the securities class action for court approval. A hearing on final settlement approval is scheduled for April 22, 2021. The settlement provides for a payment of $3.15 million to the plaintiffs, and provides that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. The Company expects that any amounts due as part of the settlement will be covered by the Company’s insurance policies.

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

GENERAL RISK FACTORS

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

In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our brand and business reputation;
●	costly litigation;
●	distraction of management’s attention from our primary business;
●	loss of revenue;
●	the inability to commercialize our product;
●	decreased demand for our product;
●	product recall or withdrawal from the market;
●	withdrawal of clinical trial participants; and
●	substantial monetary awards to patients or other claimants.

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

The failure of our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs and product shortages. For example, the loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory efforts and significantly increase our costs to recover or reproduce the data. A number of proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors or contractors. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, regulatory actions or litigations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could also incur liability. Any of these events could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

At December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of approximately $157.4 million and $126.0 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $69.2 million of net operating losses generated after 2017. Federal net operating losses generated in 2018 and beyond carryover indefinitely and may be generally be used to offset up to 80% of future taxable income. We also had federal and California research and development tax credit carryforwards totaling $3.4 million and $2.7 million respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.

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

Provisions in our restated certificate of incorporation and our restated bylaws discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	permit only the board of directors to establish the number of directors and fill vacancies on the board;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
●	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan, also known as a “poison pill”;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and
●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. On August 17, 2020, the parties submitted a final settlement agreement of the securities class action for court approval. A hearing on final settlement approval is scheduled for April 22, 2021. The settlement provides for a payment of $3.15 million to the plaintiffs, and provides that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. The Company expects that any amounts due as part of the settlement will be covered by the Company’s insurance policies.

On October 13, 2020, Gildred Development Company (“Gildred”), our landlord in Carlsbad, served us with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that we owe more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order. The application was denied on November 24, 2020. On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order. On January 22, 2021, the court granted Gildred’s application for a writ of attachment. We have paid the amount of the writ in full, which was $338,000 and the parties resolved the claim. We are current on our rent obligations under the lease with Gildred.

ITEM 4.    Mine Safety Disclosures

None.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on October 6, 2016 and was transferred to the Nasdaq Capital Market on December 17, 2020 and trades under the symbol “OBLN.” Prior to October 6, 2016, there was no public market for our common stock.

Holders of Record

As of March 4, 2021, there were approximately 65 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Through December 31, 2020, all of the net proceeds have been used primarily for the commercialization of our Obalon Balloon System, continued research and development efforts, working capital and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Consolidated Financial Data

We have derived the following selected consolidated statement of operations data for the years ended December 31, 2020 and 2019 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Please read the following selected financial data in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue:
Revenue	$1,588	$3,281	$9,101	9,914	—
Revenue, related party	—	—	—	—	3,393
Total revenue	1,588	3,281	9,101	9,914	3,393
Cost of revenue	1,004	2,950	5,423	4,829	2,809
Gross profit	584	331	3,678	5,085	584
Operating expenses:
Research and development	2,450	6,893	10,697	10,647	9,872
Selling, general and administrative	8,776	16,668	29,946	28,829	10,217
Asset impairment and other charges	1,310	—	—	—	—
Total operating expenses	12,536	23,561	40,643	39,476	20,089
Loss from operations	(11,952)	(23,230)	(36,965)	(34,391)	(19,505)
Interest income (expense), net	29	(385)	(226)	(135)	(477)
Loss from change in fair value of warrant liability	—	—	—	—	(466)
Other expense, net	(411)	(61)	(189)	(239)	(19)
Net loss	(12,334)	(23,676)	(37,380)	(34,765)	(20,467)
Other comprehensive income (loss)	—	—	5	(4)	(1)
Net loss and comprehensive loss	$(12,334)	$(23,676)	$(37,375)	$(34,769)	$(20,468)
Net loss per share, basic and diluted(1)	$(1.59)	$(5.03)	$(19.64)	$(20.80)	$(4.85)
Weighted-average common shares outstanding, basic and diluted(1)	7,738,355	4,706,775	1,903,734	1,671,796	4,221,893

(1)	See Note 4 to our audited financial statements appearing elsewhere in this Annual Report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash and cash equivalents and short-term investments	$3,905	$14,055	$23,735	$44,400	$75,475
Working capital	2,789	14,258	11,416	41,744	73,469
Total assets	10,617	20,393	30,386	53,101	78,778
Debt	430	—	9,930	9,922	9,881
Accumulated deficit	(184,764)	(172,430)	(148,754)	(111,374)	(76,609)
Total stockholders’ equity (deficit)	4,665	15,849	13,107	35,113	64,305

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Obalon Balloon System is FDA approved for temporary use to facilitate weight loss in adults with obesity having a body mass index, or BMI, of 30 to 40, or approximately 30 to 100 pounds overweight, who have failed to lose weight through diet and exercise. The system is intended to be used as an adjunct to a moderate intensity diet and behavior modification program. All balloons must be removed six months after the first balloon is placed. We believe the Obalon Balloon System provides a cost-effective, non-surgical and reversible treatment for weight loss solution in an outpatient setting.

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

In clinical studies, the Obalon Balloon System has demonstrated clinically meaningful weight loss with durable results. In our published pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. In the study, 66.7% of patients lost at least 5% of their total body weight and the study showed statistically significant improvements in cardiometabolic risk factors, including fasting glucose, systolic blood pressure, cholesterol and triglycerides. Patients in the treatment group were followed for 48 weeks and showed, on average, that 89.5% of the weight loss achieved during the initial 24-week balloon treatment period was maintained at 48 weeks, or 24 weeks after the balloons were removed.

In addition, data published and presented from our commercial registry demonstrates greater weight loss in the commercial setting as compared to our pivotal clinical study used to support FDA approval. In May 2019, we updated data from our commercial registry to include 1,411 total patients from 143 treatment sites in the United States. In this data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight.

We commenced U.S. commercialization of our prior generation Obalon balloon system in January 2017. In March 2020, we announced that the overall economic uncertainty, the restriction on elective procedures and the specific directives issued by the Governor of California as a result of the COVID-19 pandemic had a significant impact on our business. As a result, we halted sales to new patients in our Obalon-branded retail treatment centers, terminated expansion plans for additional retail centers, subsequently closed the two retail treatment centers we had opened and halted manufacturing. Additionally, since August 2020, we have only had two full-time employees: Andy Rasdal, our President and Chief Executive Officer, and Nooshin Hussainy, our Chief Financial Officer. Although we scaled back operations, we continued to strive to execute on our corporate and strategic objectives. For example, we continue to pursue third-party reimbursement of the Obalon Balloon System, explore strategic alternatives, tend to our obligations to care for patients who had been treated at our Obalon-branded retail treatment centers, follow-up on and support product-related issues involving customers that have used Obalon products, and review and comply with our regulatory obligations, including FDA and SEC requirements.

Given those impacts and the significant concern about an economic recovery that would allow consumers to feel confident enough to spend on a cash-pay procedure like the Obalon Balloon System, we do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, or plan to ship orders to U.S. customers or our former international distributor. As a result, we would not expect to report any new revenue for the foreseeable future.

We generated total revenue of $1.6 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, our net loss was $12.3 million and $23.7 million, respectively. We have not been profitable since inception, and as of December 31, 2020, our accumulated deficit was $184.8 million. From inception through December 31, 2020, we have financed our operations primarily through private placements of our preferred stock, the sale of common stock in our IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements.

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act, which was enacted on March 27, 2020 and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020. As of December 31, 2020, we had cash and cash equivalents of $3.9 million.

In the fourth quarter of 2020, we determined that the timeline for obtaining third-party reimbursement was longer than the cash runway available and we ceased our efforts related to reimbursement, including terminating its agreement with Blue Ox. We then focused its full efforts on consummating a strategic alternative transaction that would be in the best interest of our stockholders. On November 10, 2020, we signed a non-binding term sheet for merger with ReShape Lifesciences Inc. and, on January 20, 2021, announced that a definitive agreement had been signed on January 19, 2021 for a merger with ReShape Lifesciences Inc.

Landlord Dispute

On October 13, 2020, Gildred served the Company with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that the Company owes more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. The Company believes Gildred’s claims are without merit and will defend vigorously against them. On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order. The application was denied on November 24, 2020. On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order. On January 22, 2021, the court granted Gildred’s application for a writ of attachment. Obalon has paid the amount of the writ in full, which was $338,000, and the parties are working toward a resolution of the action. The Company is current with its rent obligations under the lease with Gildred.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

For the year ended December 31, 2020 and 2019, revenue reflects sales of our Obalon Balloon System directly to physicians and institutions in the United States, sales of our Obalon Balloon System to our former Middle East distributors, and sales from patients treated at our Company-managed Obalon-branded retail center. We also generated revenue during the year ended December 31, 2020 from reversing various reserves related to revenue from customer incentive programs, our swallow guarantee, and returns reserves as a result of terminating all our commercial operations and underlying programs.

We do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, restart manufacturing operations, or plan to ship orders to U.S. customers or our former international distributor. As a result, we would not expect to report any meaningful revenue for the foreseeable future.

To date we have experienced limited penetration of the U.S. market, and there are many factors that may impact our future results of operations, including: our ability to complete with the Merger with ReShape, establish insurance coverage and reimbursement for the Obalon Balloon System, our ability to successfully develop the intragastric balloon market (which is currently small and immature) and gain acceptance of our current Obalon Balloon System and its future iterations by doctors and patients, our ability to scale production in a cost effective manner or if at all should we restart manufacturing operations, the emergence of competing products, actions by regulatory bodies, and general economic trends. The amount of revenue and timing of revenue recognition may also be impacted by any future commercial model and customer incentive programs we decide to offer and the channels through which the revenue is derived.

Cost of revenue and gross margin

Cost of revenue consists primarily of costs related to the direct materials and direct labor that are used to manufacture our products and the overhead costs that directly support manufacturing. Currently, a significant portion of our cost of revenue consists of manufacturing overhead, which is mostly fixed in nature. These overhead costs include the costs of compensation for operations management, engineering support, material procurement and inventory control personnel, outside consultants, production related supplies, allocated quality assurance and facilities costs, and depreciation on production equipment. In the foreseeable future, our costs of revenue may be greater than our revenue as we focus on the Merger with ReShape and in the alternative, reimbursement activities rather than commercial sales.

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

In March 2020, we suspended manufacturing of the Obalon Balloon System due to the ongoing COVID-19 pandemic. We restarted manufacturing on a limited basis in June 2020 to convert a small amount of work-in-progress inventory to finished goods, in order to have units available for clinical trials and unexpected physician sales, but did not continue manufacturing past July 30, 2020. As of December 31, 2020, our manufacturing operations have been suspended with no future plans for restarting.

Research and development expenses

Research and development, or R&D, expenses consist of the cost of engineering, clinical affairs, regulatory affairs and quality assurance associated with developing our Obalon Balloon System. R&D expenses consist primarily of:

●	employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense;

●	cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs and quality assurance;
●	cost of clinical trial activities performed by third-party medical partners; and
●	cost of facilities, depreciation on R&D equipment and supplies used for internal research and development and clinical activities.

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

Impairment Expense

In light of recent events associated with the global spread of COVID-19 and other factors, we recognized an impairment expense for impairment of inventory and long-lived assets pertaining our retail operations during the second quarter of 2020.

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

Leases

Effective January 1, 2019, we adopted ASC No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. We have elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. We determine the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. We recognize a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment and term. We applied the new guidance to our existing facility lease at the time of adoption and recognized a ROU asset and lease liability of $0.0 million and $0.0 million, respectively, during the first quarter of 2020.

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

RESULTS OF OPERATIONS

	Year ended December 31,
	2020	2019

Consolidated statements of operations data:
Revenue	$1,588	$3,281
Cost of revenue	1,004	2,950
Gross profit	584	331
Operating expenses:
Research and development	2,450	6,893
Selling, general and administrative	8,776	16,668
Asset impairment and other charges	1,310	—
Total operating expenses	12,536	23,561
Loss from operations	(11,952)	(23,230)
Interest income (expense), net	29	(385)
Other expense, net	(411)	(61)
Net loss	(12,334)	(23,676)
Other comprehensive income (loss)	—	—
Net loss and comprehensive loss	$(12,334)	$(23,676)

Comparison of years ended December 31, 2020 and 2019

Revenue.   Revenue decreased $1.7 million to $1.6 million during the year ended December 31, 2020, compared to $3.3 million during the year ended December 31, 2019. During the second quarter of 2020, we fundamentally changed our commercialization efforts and restructured operations, eliminating the field sales force and transitioned to a centralized customer support model to support our existing physician customers. We launched the first Obalon branded retail center during September 2019, as part of our strategy of shifting towards a retail treatment center business model, which we subsequently closed in the second quarter of 2020. As a result, revenue from U.S sales decreased $1.1 million stemming from selling fewer balloons in the U.S. Furthermore, sales to our Middle East distributors in 2020 declined $0.6 million over 2019 sales outside the U.S.

Cost of revenue and gross profit.   Cost of revenue decreased $1.9 million to $1.0 million during the year ended December 31, 2020, compared to $3.0 million during the year ended December 31, 2019. The decrease was primarily attributable to a decrease in production of products as we suspended operations and abandoned the retail treatment model in the second quarter of 2020. Gross margin decreased to 36.8% during the year ended December 31, 2020, compared to 10.1% during the year ended December 31, 2019.

Research and development expenses.   R&D expenses decreased $4.4 million to $2.5 million during the year ended December 31, 2020, compared to $6.9 million during the year ended December 31, 2019. This decrease was due primarily driven by a decrease of $3.9 million in payroll and R&D related project expenses and $0.5 million in stock-based compensation due to the significant reduction in operations and personnel related to the COVID-19 pandemic.

Selling, general and administrative expenses.   SG&A expenses decreased $7.9 million to $8.8 million during the year ended December 31, 2020, compared to $16.7 million during the year ended December 31, 2019. The decrease from the prior period was primarily driven by the significant reduction in operations and personnel related to the COVID-19 pandemic. The reduction in operations and personnel resulted in decreases of $3.2 million in spending on marketing due to the closures of the retail centers, $2.7 million in payroll and office related expenses, $1.5 million in stock-based compensation due to a reduction in headcount and $0.5 million in accounting and legal fees.

Asset impairment expenses and other charges. Asset impairment expenses and other charges increased $1.3 million during the year ended December 31, 2020, compared to zero during the year ended December 31, 2019. The increase is due to the inventory and long-lived asset impairment charges recognized during the second quarter of 2020 as a result of our shift in business strategy away from the Obalon-branded retail center model to a reimbursement model strategy.

Interest expense, net.   Interest expense, net decreased $0.4 million to $0.0 million during the year ended December 31, 2020, compared to $0.4 million during the year ended December 31, 2019. This decrease was attributable to paying off the Term Loan during the third quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had cash and cash equivalents of $3.9 million and an accumulated deficit of $184.8 million. Our primary sources of capital have been private placements of our preferred securities, the sale of common stock in our initial Public Offering or IPO, in October 2016, a subsequent private placement in August 2018, and various equity financings in 2019 including a follow-on offering in August 2019, and, to a lesser extent, debt financing arrangements. We are continuing to significantly reduce expenditures to extend our cash runway during the suspension of our business operations. From January 1, 2021 through March 2, 2021, the Company’s warrant holders covering 2.3 million shares exercised the warrants and common stock was issued in exchange for proceeds of $9.5 million. We believe our current cash and cash equivalents as of December 31, 2020 and cash received from exercise of warrants in the first quarter of 2021 are sufficient to fund our operations through the end of March 2022.

In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on our operations and expenses as a result of the preventive and precautionary measures that we, our customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. In March 2020, we suspended all new patient treatments at our Obalon-branded retail centers due to the ongoing COVID-19 pandemic. We have taken further steps to significantly reduce expenses in an effort to extend our cash runway while we evaluate potential business options, strategic alternatives and the potential for third-party payer reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. We have significantly reduced the organization to only essential personnel and since August 2020, only two full-time employees remain. All Obalon-branded retail centers have been shut down with no intention to reopen, and we have halted plans for future retail center expansion. We do not expect to restart shipments to U.S. customers and we have terminated the agreement with our international distributor, Al Danah Medical Company W.L.L. The decision to shift our strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. Since reducing our personnel to two full time employees, we have continued to seek strategic alternatives that may be in the best interest of our stockholders, while we pursue third-party payor reimbursement and coverage for the Obalon Balloon System. If we are unsuccessful in those two endeavors over the next several months, there is a high likelihood we may need to liquidate all or some of our assets or seek bankruptcy protection which could result in significant decrease in value for all stakeholders.

Although we have scaled back operations, we continue our operations and strive to execute on our corporate and strategic objectives. For example, we tend to our obligations to care for patients treated at the Obalon Centers for Weight Loss, follow-up on and support product-related issues involving customers that have used Obalon products, review and comply with our regulatory obligations, including FDA and SEC requirements, and will continued to pursue third-party reimbursement of the Obalon Balloon System. We have also sought strategic alternatives and on January 19, 2020 entered into the Merger Agreement with ReShape and have suspended reimbursement activities to focus primarily on consummating the Merger.

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Loan payments may be deferred until August 2021, which date is 10 months after the end of our 24-week covered period for the PPP Loan. If we apply for loan forgiveness, loan payments may be deferred until the SBA remits our loan forgiveness amount to the lender. As of December 31, 2020, we have not applied for loan forgiveness. The PPP Loan may be prepaid at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. We will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. We have used all proceeds to date from the PPP Loan to retain employees, maintain payroll and make lease and utility payments. We have not filed for forgiveness and the loan will be repayable in full in the event of a change of control, such as the proposed Merger, unless the lender agrees to transfer the loan.

Public Offering

On August 1, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of our securities, pursuant to which we issued and sold (i) 2,427,500 shares of our common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of our common stock , (iii) accompanying warrants to purchase up to 3,234,375 shares of our common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) and (iv) an additional warrant to the underwriters for the purchase of 37,500 shares of our common stock resulting in net proceeds from the offering of approximately $14.7 million after deducting underwriting discounts and commissions and offering expenses payable by us. Each share of common stock and each prefunded warrant was sold together with a purchase warrant entitling the holder to purchase 0.75 of a share of common stock. The common stock and accompanying purchase warrants were sold together at a public offering price of $4.00, and the pre-funded warrant and accompanying purchase warrants were sold at a public offering price of $3.999. The purchase warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the underwriter warrant has an exercise price of $5.00 per share, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The underwriter warrant became exercisable in February 2020 and expires on August 6, 2024. All of the pre-funded warrants were exercised during the third quarter of 2019. None of the purchase or underwriter warrants have been exercised as of December 31, 2020. As of December 31, 2020, none of the purchase or underwriter warrants have been were exercised, however, since December 31, 2020, we received proceeds of approximately $9.5 million as a result of the exercise of 2.3 million purchase warrants as of December 31, 2020.

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

We incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of December 31, 2020 we have not sold any shares under the Purchase Agreement to Lincoln Park. As a result, we fully expensed the $0.3 million of fees in March 2020.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(10,409)	(22,866)
Investing activities	(171)	2,356
Financing activities	430	13,378
Net (decrease) increase in cash and cash equivalents	$(10,150)	$(7,132)

Net cash used in operating activities

During the year ended December 31, 2020, net cash used in operating activities was $10.4 million, consisting primarily of a net loss of $12.3 million, an increase in net operating assets of $1.4 million primarily related to a decrease in accrued compensation as a result of the reduction in full-time employees to two as of December 31, 2020. These items were further offset by non-cash charges of $3.3 million, consisting primarily of stock-based compensation expense, depreciation expense, impairment of long-lived assets and amortization expense of right-of-use assets.

During the year ended December 31, 2019, net cash used in operating activities was $22.9 million, consisting primarily of a net loss of $23.7 million, partially offset by a decrease in net operating assets of $3.3 million primarily related to a decrease in accrued compensation as a result of the April 2019 internal restructuring. These items were further offset by non-cash charges of $4.1 million, consisting primarily of stock-based compensation expense, depreciation expense, and amortization expense of right-of-use assets.

Net cash (used in) provided by investing activities

During the year ended December 31, 2020, net cash used in investing activities was $0.2 million, consisting of monies used to purchase equipment.

During the year ended December 31, 2019, net cash provided by investing activities was $2.4 million, consisting primarily of maturities of short-term investments, partially offset by purchases of short-term investments and capital expenditures.

Net cash provided by financing activities

During the year ended December 31, 2020, net cash provided by financing activities was $0.4 million, consisting of proceeds from the Payment Protection Program loan.

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

None

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2020.

This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an Emerging Growth Company as of December 31, 2020, as defined in JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.    Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Shareholders and Board of Directors

Obalon Therapeutics, Inc.

Carlsbad, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Obalon Therapeutics, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

Costa Mesa, California

March 12, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Obalon Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Obalon Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor since 2015 to 2021.

San Diego, California

February 27, 2020

OBALON THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$3,905	$14,055
Accounts receivable, net	—	285
Inventory	—	1,936
Other current assets	3,930	1,959
Total current assets	7,835	18,235
Lease right-of-use assets	521	1,077
Property and equipment, net	957	1,081
Clinical-use assets	1,304	—
Total assets	$10,617	$20,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$615	$648
Accrued compensation	65	820
Deferred revenue	—	424
Other current liabilities	3,802	1,524
Current portion of lease liabilities	564	561
Total current liabilities	5,046	3,977
Lease liabilities, long-term	438	567
Long-term debt	430	—
Other long-term liabilities	38	—
Total liabilities	5,952	4,544

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 7,770,698 and 7,724,100 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	189,421	188,271
Accumulated deficit	(184,764)	(172,430)
Total stockholders’ equity	4,665	15,849
Total liabilities and stockholders’ equity	$10,617	$20,393

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except shares and per share data)

	Year ended December 31,
	2020	2019
Revenue:
Revenue	$1,588	$3,281
Total revenue	1,588	3,281
Cost of revenue	1,004	2,950
Gross profit	584	331
Operating expenses:
Research and development	2,450	6,893
Selling, general and administrative	8,776	16,668
Asset impairment and other charges	1,310	—
Total operating expenses	12,536	23,561
Loss from operations	(11,952)	(23,230)
Interest income (expense), net	29	(385)
Other expense	(411)	(61)
Net loss	(12,334)	(23,676)
Other comprehensive income	—	—
Net loss and comprehensive loss	$(12,334)	$(23,676)
Net loss per share, basic and diluted	$(1.59)	$(5.03)
Weighted-average common shares outstanding, basic and diluted	7,738,355	4,706,775

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares and per share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	2,351,333	$2	$161,859	$(148,754)	$13,107
Stock-based compensation	—	—	2,983	—	2,983
Issuance of common stock for cash upon exercise of stock options	119	—	—	—	—
Vesting of early exercised stock options	—	—	58	—	58
Issuance of common stock and warrants, net of issuance costs	3,661,238	4	23,362	—	23,366
Exercise of warrants for the purchase of common stock	1,735,000	2	—	—	2
Cancellation of restricted stock awards	(26,910)	—	—	—	—
Issuance of round up common stock for reverse stock split	3,320	—	9	—	9
Net loss	—	—	—	(23,676)	(23,676)
Balance at December 31, 2019	7,724,100	8	188,271	(172,430)	15,849
Stock-based compensation	—	—	1,089	—	1,089
Vesting of stock awards, net of cancellations	7,533	—	—	—	—
Vesting of early exercised stock options	—	—	16	—	16
Issuance of warrants for the purchase of common stock	—	—	45	—	45
Vesting of restricted stock, net of cancellations	39,065	—	—	—	—
Net loss	—	—	—	(12,334)	(12,334)
Balance at December 31, 2020	7,770,698	$8	$189,421	$(184,764)	$4,665

See accompanying notes to consolidated financial statements.

OBALON THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019
Operating activities:
Net loss	$(12,334)	$(23,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	479
Stock-based compensation	1,089	2,983
Fair value of cash-settled options	38	—
Issuance of warrants	45	—
Amortization of right-of-use assets	503	415
Loss on disposal of fixed asset	—	128
Accretion of investment discount, net	—	(2)
Amortization of debt discount	—	70
Impairment of long-lived assets and other charges	1,257	—
Impairment of inventory	53	—
Change in operating assets and liabilities:
Accounts receivable, net	285	585
Inventory	(525)	12
Other current assets	(1,804)	411
Accounts payable	(33)	(543)
Accrued compensation	(740)	(2,985)
Deferred revenue	(424)	72
Lease liabilities, net	(427)	(364)
Other current and long-term liabilities	2,268	(451)
Net cash used in operating activities	(10,409)	(22,866)
Investing activities:
Maturities of short-term investments	—	2,550
Purchases of property and equipment	(171)	(194)
Net cash (used in) provided by investing activities	(171)	2,356
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	—	23,377
Proceeds from long-term loan, net of issuance costs	430	10,000
Repayments of long-term loans	—	(20,000)
Proceeds from sale of common stock upon exercise of stock options	—	1
Net cash provided by financing activities	430	13,378
Net (decrease) increase in cash and cash equivalents	(10,150)	(7,132)
Cash and cash equivalents at beginning of period	14,055	21,187
Cash and cash equivalents at end of period	$3,905	$14,055
Supplemental cash flow information:
Interest paid	$—	$719
Income taxes paid	$—	$—
Property and equipment in accounts payable	$—	$32

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the Company’s accounts and accounts of its wholly-owned subsidiary. The Company also consolidates variable interest entities (“VIE”) for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entity” for further details. All intercompany transactions and balances have been eliminated in consolidation.

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

Liquidity

As of December 31, 2020, the Company has devoted a substantial portion of its efforts to product development, raising capital, and building infrastructure, and, since January 2017, U.S. commercialization. The Company has incurred operating losses and has experienced negative cash flows from operations since its inception. In July 2012, the Company realized initial revenue from its planned principal operations. The Company recognized total revenue of $1.6 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively. However, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has funded its activities to date almost exclusively from debt and equity financings.

As reflected in the accompanying consolidated financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of December 31, 2020, its accumulated deficit was $184.8 million. Since inception, the Company has financed its operations primarily through private placements of its preferred stock, the sale of common stock in its IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements.

The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The failure to consummate the Merger with ReShape or alternatively, obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on the Company’s operations and expenses. In March 2020, the Company suspended all new patient treatments at our Obalon-branded retail centers due to the ongoing COVID-19 pandemic. The Company has taken further steps to significantly reduce expenses in an effort to extend our cash runway while the Company evaluates potential business options, strategic alternatives and the potential for third-party payer reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. The Company has significantly reduced the organization to only essential personnel and since August 2020, only two full-time employees remain. All Obalon-branded retail centers have been shut down with no intention to reopen, and the Company has halted plans for future retail center expansion. The Company does not expect to restart shipments to U.S. customers and the Company has terminated the agreement with our international distributor, Al Danah Medical Company W.L.L. The decision to shift the Company’s strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020.

As of February 27, 2020, the issuance date of the Company’s consolidated financial statements for the year ended December 31, 2019, the Company had concluded that there was substantial doubt about its ability to continue as a going concern. As of December 31, 2020, the Company had $3.9 million in cash, cash equivalents, and marketable debt securities. From January to March 2021, the Company’s warrants holders exercised warrants for 2,260,875 shares of common stock. The Company received aggregate gross proceeds from exercise of warrants of approximately $9.5 million, which has alleviated the substantial doubt about the Company’s ability to continue as a going concern. The Company expects that its existing cash and cash equivalents, including the gross proceeds it received from January through March 2021, will be sufficient to fund its forecasted operating expenses, capital expenditures and debt service payments for at least the next twelve months from the issuance of these annual consolidated financial statements. However, there can be no assurance that the Company will be able to continue to raise additional capital in the future.

On November 10, 2020, Obalon signed a non-binding term sheet for merger with ReShape Lifesciences, Inc. and, on January 20, 2021, announced that a definitive agreement had been signed on January 19, 2021, for a merger with ReShape Lifesciences.

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with authoritative accounting guidance:

◾	Level 1 inputs: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
◾	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
◾	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Accounts Receivable

Receivables are unsecured and are carried at net realizable value including an allowance for estimated uncollectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are more than 30 days past due. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical expense, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay. Amounts determined to be uncollectible are charged or written off against the reserve. The Company’s allowance for doubtful accounts was $0 million and $0.5 million at December 31, 2020 and 2019, respectively.

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

The following table summarizes certain financial data for the customers who accounted for 10.0% or more of sales and accounts receivable.

	Year ended December 31,
Revenue	2020	2019
Customer A	—%	19.7%
Customer B	0.2%	17.9%
Customer C	30.2%	9.1%

Accounts Receivable	December 31, 2020	December 31, 2019
Customer A	—%	20.8%

The Company’s largest customer for the year ended December 31, 2020 was its Middle East distributor in Kuwait, and for the year ended December 31, 2019 the largest customer was a U.S. physician.

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

The Company evaluated whether the shift in business strategy to pursue a reimbursement model was indicative of inventory impairment. The Company performed an impairment assessment on its inventory stock and recognized $0.1 million in impairment charges for the year ended December 31, 2020 related to excess inventory not expected to be used in clinical trials to pursue reimbursement. The Company determined that the remaining inventory balance has an alternative future use in clinical trials and reclassified it to other current assets and clinical-use assets on its consolidated balance sheet as of December 31, 2020. As a result, the Company does not have any inventory as of December 31, 2020.

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

In light of the Company's shift in business strategy from the Obalon-branded retail treatment center model to a reimbursement model, the Company performed an impairment analysis on its long-lived assets and recognized $1.2 million in impairment charges for the year ended December 31, 2020 relating to the assets as the Company's previous retail treatment centers.

The Company did not recognize any material impairment losses for the year ended December 31, 2019.

Leases

Effective January 1, 2019, the Company adopted ASC No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company determines the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment and term. The Company applied the new guidance to its existing facility lease at the time of adoption and recognized a ROU asset and lease liability of $1.2 million and $1.3 million, respectively, during the first quarter of 2019.

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the year ended December 31, 2020. The underlying asset utilized through the finance lease was purchased by the Company during the fourth quarter of 2020 and no further financing leases remained as of December 31, 2020. The current and long-term portions of operating lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Operating lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.

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

Stock-Based Compensation

Stock-based awards issued to employees and directors, are recorded at fair value as of the grant date and recognized as expense on a ratable basis over the employee’s or director’s requisite service period (generally the vesting period). The fair value of incentive stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock awards and restricted stock units is estimated using the Company’s stock price on the grant date. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Revenue recognition

The Company recognizes revenue, in accordance with ASC 606, when control of its products is transferred to its customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company’s revenue recognition process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue as performance obligations are satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

Revenue is primarily generated from sales of the Obalon Balloon System to physicians and institutions in the United States, patients treated at the Obalon branded retail center, and sales to distributors in the Middle East. In sales to these customers, the Company recognizes revenue upon shipment of its product as the Company’s standard contract terms dictate that control transfers to the customer upon shipment of its product. Invoicing typically occurs upon shipment and the time period between invoicing and when payment is due is not significant. Sales taxes collected are excluded from revenues. Shipping charges billed to customers are included in revenue and related shipping cost is included in cost of revenue. The Company’s revenue contracts do not provide for maintenance. Revenue generated from the treatment centers that began treating patients in October 2019 is recognized as the distinct service performance obligations are delivered to customers. Commissions are considered incremental costs to obtain a contract with a customer and paid to salespeople when contracts are executed. Commissions from both private practice and treatment center revenues are recognized as a selling expense when incurred as the amortization period is one year or less.

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

It is possible that the Company’s underlying assumptions will not reflect the actual experience and in that case, future adjustments will be made to the recorded warranty obligation. The warranty expense as of December 31, 2020 and 2019 was immaterial.

Advertising Costs

Advertising costs are expensed as incurred and included in selling, general and administrative expense. Advertising costs for the years ended December 31, 2020 and 2019 were approximately $0.1 million and $0.8 million, respectively.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain disclosures required by this guidance must be applied on a retrospective basis and others on a prospective basis. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 are as follows (in thousands):

		Fair value measurements at reporting date using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Balance as of	identical assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$823	$823	—	—
Cash Equivalents:
Money Market Funds	3,082	3,082	$—	$—
Total assets	$3,905	$3,905	$—	$—

		Fair value measurements at reporting date using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Balance as of	identical assets	inputs	inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$1,012	$1,012	—	—
Cash Equivalents:
Money Market Funds	13,043	13,043	—	—
Total assets	$14,055	$14,055	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of December 31, 2020 and 2019.

The warrant liabilities are recorded at fair value using the Black-Scholes option pricing model based on the following assumptions as of December 31, 2020:

December 31, 2020
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

As of December 31, 2020, reasonable changes in the unobservable inputs would not be expected to have a significant impact on the consolidated financial statements. The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 for the year ended December 31, 2020.

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 30, 2020 (in thousands):

Fair value
measurements at
reporting date
using significant
unobservable
inputs (Level 3)
Balance as of December 31, 2019	$—
Issuance of cash settled equity awards	5
Change in fair value of warrant and cash settled award liabilities	33
Balance as of December 31, 2020	$38

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

4.   Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Year ended December 31,
	2020	2019
Net loss	$(12,334)	$(23,676)
Weighted-average common shares outstanding, basic and diluted	7,738,355	4,706,775
Net loss per share, basic and diluted	$(1.59)	$(5.03)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year ended December 31,
	2020	2019
Stock options to purchase common stock	1,099,855	518,468
Warrants to purchase common stock	3,371,875	3,271,875
Total	4,471,730	3,790,343

5.   Balance Sheet Details

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$—	$1,835
Work in process	—	12
Finished goods	—	89
Total	$—	$1,936

As noted in Note 2, the current economic environment along with the shift in business resulted in the Company reclassifying inventory to other current and long term assets as the Company has no intention to sell these assets but instead plans to use them for clinical trials. Additionally, the Company recorded an impairment charge of $0.1 million for the year ended December 31, 2020 related to certain excess inventory.

Other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$599	$1,890
Insurance receivable	3,150	—
Other assets	181	69
Total	$3,930	$1,959

Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Computer hardware	$261	$263
Computer software	274	291
Leasehold improvements	427	497
Furniture and fixtures	179	247
Scientific equipment	2,013	1,999
Construction in progress, or CIP	407	110
	3,561	3,407
Less: accumulated depreciation	(2,604)	(2,326)
Total	$957	$1,081

Depreciation expense was $0.3 million and $0.4 million for the year ended December 31, 2020 and 2019, respectively. As noted in Note 2, the current economic environment along with the shift in business focus is an impairment triggering event for the other long-lived assets. This resulted in impairment and other charges of $1.3 million for the year ended December 31, 2020. Based upon the Company's analysis, no other asset impairment charge was recorded.

Other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued legal and professional fees	$529	$412
Accrued customer incentives	—	198
Accrued litigation	3,150	—
Accrued sales and other taxes	—	107
Returns reserve liability	—	315
Other accrued expenses	123	492
Total	$3,802	$1,524

Insurance Refund

During the year ended December 31, 2020, the Company received a refund pertaining to its Directors and Officer's Insurance for reimbursement of approximately $0.6 million. The refund related to excess charges regarding past insurance premiums. The full amount of the refund of $0.6 million was received during the year ended December 31, 2020 and was recorded as an offset to the Company's insurance expenses within selling, general and administrative expenses on the Company's consolidated statement of operations.

6.   Debt

In June 2013, the Company entered into a $3.0 million loan and security agreement (the "Loan Agreement") with Square 1 Bank (predecessor-in-interest to Pacific Western Bank), which it subsequently amended in October 2014, September 2016, December 2016, June 2017 and July 2018.

In July 2018, the Company executed the Fifth Amendment to the Loan and Security Agreement (the "Loan Amendment") with Pacific Western Bank, which increased the loan capacity to $20 million from $10 million. The loan capacity of $20 million consists of two tranches as follows: a first tranche consisting of $10.0 million funded on July 10, 2018, of which the full $10.0 million was required to settle the existing debt with Pacific Western Bank on a net settlement basis (pursuant to its original terms); and a second tranche consisting of an additional $10.0 million which may be drawn at any time prior to July 9, 2019. During the first quarter of 2019, the Company drew down on the remaining $10.0 million tranche. During the second quarter of 2019, the Company paid down $15.0 million of the principal balance due under the Loan Agreement. During the third quarter of 2019, the Company paid down the remaining $5.0 million of principal balance due under the term loan, thereby removing the risks and restrictions of carrying long-term debt. As of December 31, 2020, the Company had no outstanding borrowings under the Loan Agreement.

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

Upon repayment of the outstanding debt in full, the Loan Agreement was terminated and the Company is no longer subject to the covenants and restrictions set forth in the Loan Agreement. The loan fee paid and the remaining balance of debt issuance costs and debt discount on the previous loan agreement held with Pacific Western Bank were amortized to interest expense during the third quarter of 2019. As of December 31, 2019, there were no unamortized debt issuance costs due to the $15.0 million and $5.0 million payments on the Company’s term loan in the second and third quarters of 2019, respectively.

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

The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Loan payments may be deferred until August 2021, which date is 10 months after the end of the Company’s 24-week covered period for the PPP Loan. If the Company applies for loan forgiveness, loan payments may be deferred until the SBA remits the Company’s loan forgiveness amount to the lender. As of December 31, 2020, the Company had not applied for loan forgiveness. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. Also, under the terms of the CARES Act, upon a change of control, such as the proposed merger with ReShape Lifesciences, the Company must receive permission for the PPP loan to be transferred to the new Combined Company or repay the loan in full upon close of the transaction. If the Company does not obtain a waiver from Silicon Valley Bank prior to the consummation of the Merger, the full amount of principal and interest outstanding under the PPP loan could become due and payable upon the consummation of the Merger.

As of December 31, 2020, the Company has used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

7.   Stock-Based Compensation

Equity Incentive Plans

On October 4, 2016, the 2016 Equity Incentive Plan, or the 2016 Plan, became effective. The 2016 Plan serves as a successor to the 2008 Plan. The 2016 Plan permits the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards, cash awards and stock bonuses. The Company reserved 5,337 shares of common stock for issuance as of January 1, 2020 under the 2016 Plan. The number of shares reserved for issuance under the 2016 Plan increases automatically on January 1 of each calendar year continuing through the tenth calendar year during the term of the 2016 Plan by the number of shares equal to 4% of the total outstanding shares of the Company’s common stock and common stock equivalents as of the immediately preceding December 31. On December 31, 2020, 163,512 shares remained available for future grant under the 2016 Plan.

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

The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2020	2019
Cost of revenue	$—	$(21)
Research and development	276	739
Selling, general and administrative	813	2,265
Total	$1,089	$2,983

Unrecognized stock-based compensation expense at December 31, 2020 for all stock-based compensation pertaining to options was approximately $0.6 million. Expense associated with all stock-based compensation is expected to be recognized over a weighted-average term of 2.43 years.

Incentive Stock Options

Recipients of incentive stock options can purchase shares of the Company’s common stock at a price equal to the stock’s fair market value on the grant date, based on the closing price of the Company’s stock on the grant date. Options granted generally expire after 10 years. Options granted generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, subject to continued employment.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Year ended December 31,
	2020	2019
Assumed risk-free interest rate (1)	0.38% - 0.44% %	1.67% - 2.58%
Assumed volatility (2)	69.86% - 70.84%	55.07% - 65.21%
Expected option life (3)	6.10 years	6.1 years
Expected dividend yield (4)	—%	—%

(1)	The risk-free interest rate was determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(2)	The volatility was determined based on analysis of the volatility of a peer group of publicly traded companies as the Company’s stock has not traded publicly for a significant time and the Company has limited company specific historical volatility. The peer group was determined considering factors such as stage of development, risk profile, enterprise value and position within the industry.
(3)	The expected option life was determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option.
(4)	The expected dividend yield was zero as the Company has not historically issued dividends and does not expect to do so in the foreseeable future.

The following table summarizes stock option transactions for the 2016 Plan for the year ended December 31, 2020.

(in thousands, except shares and per share data):

				Weighted-
				average
		Weighted-		remaining
		average		contractual	Aggregate
	Number of	exercise		life	intrinsic value
	shares	price per share		(in years)	(in thousands)
Outstanding at December 31, 2019	518,468	38.64	39.42	6.8	12
Options granted	790,000		0.79
Options exercised	—		—
Options canceled	(208,613)		37.74
Outstanding at December 31, 2020	1,099,855		$11.97	8.70	$—
Vested and expected to vest at December 31, 2020	1,099,855		$11.97	8.70	$—
Vested and exercisable at December 31, 2020	357,787		$40.31	6.47	$—

The weighted-average fair value of options granted during the year ended December 31, 2020 was $0.49. The intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $0.

All options outstanding under the previous 2008 Stock Plan, or the 2008 Plan are exercisable under the early exercise provisions of the 2008 Plan. Options granted under the 2008 Plan that are exercised prior to vesting are subject to repurchase by the Company at the original issue price and will vest according to the respective option agreement. There were no options early exercised for the years ended December 31, 2020 and 2019. For prior early exercised options, no shares remain unvested with an immaterial related liability recorded under other current liabilities on the Company’s consolidated balance sheet as of December 31, 2020.

Restricted Stock Awards

The following table summarizes restricted stock award transactions for the year ended December 31, 2020:

		Weighted-
		average
	Number of	grant date
	awards	fair value
Outstanding at December 31, 2019	29,524	$39.64
Awards granted	—	—
Awards released	(26,524)	36.03
Awards canceled	—	—
Outstanding at December 31, 2020	3,000	$71.50

The Company’s current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company’s common stock on the grant date. Unamortized expense of $0.1 million is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units

The following table summarizes restricted stock unit transactions for the 2016 Plan for the year ended December 31, 2020:

			Aggregate
		Weighted-	intrinsic
	Number of	average grant	value
	shares	date fair value	(in thousands)
Outstanding at December 31, 2019	55,574	$11.70	106
Awards granted	816,081	1.88
Awards released	(47,761)	12.04
Awards canceled	(823,894)	1.95
Outstanding at December 31, 2020	—	$—	$—
Vested and expected to vest at December 31, 2020	—	$—	$—

The Company’s current restricted stock units vest 100% at various terms from the grant date, subject to continued service. The fair-value of each restricted stock unit is determined on the grant date using the closing price of the Company’s common stock on the grant date.

Employee Stock Purchase Plan

On October 5, 2016, the 2016 Employee Stock Purchase Plan, or ESPP, became effective. The 2016 ESPP was adopted in order to enable eligible employees to purchase shares of the Company’s common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. The Company reserved 74,520 shares of common stock for issuance under the 2016 ESPP as of January 1, 2020. The number of shares reserved for issuance under the 2016 ESPP increases automatically on January 1 of each calendar year beginning after the first offering date and continuing through the first ten calendar years by the number of shares equal to 1% of the total outstanding shares of our common stock and common stock equivalents as of the immediately preceding December 31.

The ESPP was suspended in 2019. There were no shares of common stock issued during the year ended December 31, 2020, and December 31, 2019 pursuant to the ESPP.

8.   Stockholders’ Equity

In June 2018, the Company amended its certificate of incorporation to reduce the authorized number of shares of common stock from 300,000,000 to 100,000,000.

Public Offering and related warrants

On August 1, 2019, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners, as underwriter, in connection with a public offering of the Company’s securities, pursuant to which the Company issued and sold (i) 2,427,500 shares of common stock (including 412,500 shares of common stock pursuant to the partial exercise of the underwriters’ over-allotment option to purchase 562,500 additional shares), (ii) pre-funded warrants to purchase up to 1,735,000 shares of common stock (“Pre-funded Warrants”), (iii) accompanying warrants to purchase up to 3,234,375 shares of common stock (including the exercise in full of the underwriters’ over-allotment option to purchase additional warrants to purchase 421,875 shares of common stock) (“Purchase Warrants”) and (iv) an additional warrant to the underwriters for the purchase 37,500 shares of common stock (“Representative Warrant”). The offering was made pursuant to a registration statement on Form S-1. The offering closed on August 6, 2019 resulting in gross proceeds of approximately $15.4 million. The Company incurred $0.7 million of legal, accounting, and other fees related to the offering. The shares of common stock and accompanying Purchase Warrants were sold at a public offering price of $4.00 per share, the Pre-funded Warrants and accompanying Purchase Warrants were sold at a public offering of $3.999. The Purchase Warrants were immediately exercisable upon issuance, will expire on August 6, 2024 and have an exercise price of $4.40 and the Representative Warrant has an exercise price of $5.00, in each case subject to adjustment in the event of stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events. The Representative Warrant is exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2020. None of the Purchase or Representative Warrants have been exercised as of December 31, 2020. All of the warrants are recorded within equity in accordance with authoritative accounting guidance.

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

Securities Purchase Agreement

On May 23, 2019, the Company entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 500,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $6.00 per share. The closing of the sale of the shares under the Securities Purchase Agreement occurred on May 28, 2019. The Company incurred $0.4 million of legal, accounting and other professional fees related to the Securities Purchase Agreement. The aggregate gross proceeds for the sale of the shares were $3.0 million.

Equity Distribution Agreement

On December 27, 2018, the Company entered into the Equity Distribution Agreement (the "Equity Distribution Agreement") with Canaccord Genuity LLC ("Canaccord"), pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $10.0 million through Canaccord, as the Company’s sales agent.

The Company pays Canaccord a commission of 3.0% of the gross proceeds from the sales of common stock sold pursuant to the terms of the Equity Distribution Agreement. The Equity Distribution Agreement also contains, among other things, customary representations, warranties and covenants by the Company and indemnification obligations of the Company and Canaccord as well as certain termination rights for both the Company and Canaccord. The Company has no obligation to sell any at-the-market ("ATM") shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. Until the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is greater than $75.0 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Company’s ATM program, is limited to an aggregate of one-third of its public float.

The Company incurred $0.2 million of legal, accounting and other professional fees related to the Equity Distribution Agreement. These amounts are included as deferred charges within other current assets on the Company’s consolidated balance sheet as of December 31, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Equity Distribution Agreement. As of December 31, 2019, the Company has sold 377,615 shares under the Equity Distribution Agreement for aggregate gross proceeds of $2.8 million.

Lincoln Park Purchase Agreement

On December 27, 2018, the Company entered into a purchase agreement (the "Lincoln Park Purchase Agreement") with the Lincoln Park Capital Fund, LLC ("Lincoln Park") and a registration rights agreement, or the Registration Rights Agreement, with Lincoln Park, pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $20.0 million of the Company’s common stock, over the 36-month period that commenced in February 2019.

Under the Lincoln Park Purchase Agreement, and excluding the impact of any adjustments resulting from the Company’s reverse stock split, on any business day selected by the Company on which the closing price of its common stock is not less than $0.50 per share (subject to standard anti-dilution adjustments), the Company may direct Lincoln Park to purchase up to 50,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 100,000 shares, provided that the closing sale price of the common stock is not below $2.00 on the purchase date (subject to standard anti-dilution adjustments) (ii) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date (subject to standard anti-dilution adjustments) and (iii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $4.00 on the purchase date (subject to standard anti-dilution adjustments). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of the Company’s common stock immediately preceding the time of sale without any fixed discount. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Lincoln Park Purchase Agreement.

Depending on the prevailing market price of our common stock, the Company may not be able to sell shares to Lincoln Park for the maximum $20.0 million over the term of the Lincoln Park Purchase Agreement. For example, under the rules of the Nasdaq Capital Market, in no event may the Company issue more than 19.99% of its shares outstanding (which is approximately 465,470 shares based on 2,328,512 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless the Company obtains stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than the specified minimum amount set forth in the Lincoln Park Purchase Agreement. The Company is not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach its obligations under the rules or regulations of the Nasdaq Capital Market. In addition, Lincoln Park will not be required to purchase any shares of the Company’s common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 9.99% of the then outstanding shares of the Company’s common stock. The Company’s inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on its business.

The Company incurred $0.8 million of commitment shares issued, legal, accounting, registration and other professional fees related to the Lincoln Park Purchase Agreement. These amounts are included as deferred charges within other current assets on the Company’s balance sheet as of December 31, 2019 and all were charged against paid-in capital upon receipt of proceeds from the sale of common stock under the Lincoln Park Purchase Agreement. As of December 31, 2019, the Company has sold 356,122 shares under the Lincoln Park Purchase Agreement for aggregate gross proceeds of $4.2 million. No future issuances will occur under this agreement.

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

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s Common Stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on February 28, 2020 date that a registration statement covering the resale of shares of Common Stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed and the other conditions.

The Company incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of December 31, 2020, the Company has not sold any shares under the Purchase Agreement to Lincoln Park. The Company determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, the Company fully expensed the $0.3 million of fees in March 2020.

Blue Ox

On August 11, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Blue Ox Healthcare Partners, LLC (“Blue Ox”) and its assigned entities. Pursuant to the Consulting Agreement, Blue Ox worked to (i) secure an agreement between the Company and a major health plan to conduct an outcomes study that will expand the current clinical evidence base to include health economic analysis on the cost of care reductions from use of the Obalon Balloon System, (ii) advise the Company’s management regarding the development of a coverage and reimbursement-based market strategy, and (iii) secure agreements with health plans and other entities that result in reimbursement for and/or utilization of the Obalon Balloon System, among other services. Pursuant to, and in accordance with, the terms and conditions of the Consulting Agreement, the Company issued to Blue Ox a warrant (the “Warrant’) to purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.8285, subject to adjustment pursuant to the terms of the Warrant. The Warrant is exercisable immediately and will expire on August 10, 2025. The exercise price represents a 15% premium to the average closing price of the Company’s common stock for the 10 days preceding the effective date of the Consulting Agreement. The Warrant may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Warrant. If the Consulting Agreement is terminated within six months of the effective date of the Consulting Agreement, then the number of shares of common stock that may be purchased by Blue Ox under the Warrant shall be reduced on a pro rata basis. The Warrant was deemed to qualify for equity treatment under authoritative accounting guidance and an immaterial amount was recorded within equity on the Company's consolidated statement of stockholders' equity for the year ended December 31, 2020.

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

As of December 31, 2020, the Consulting Agreement has been terminated and is no longer in effect. The warrants remained outstanding and were subsequently fully exercised in the first quarter 2021.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2020:

Stock options issued and outstanding	1,099,855
Restricted stock units issued and outstanding	3,000
Warrants for the purchase of common stock	3,371,875
Authorized for future option and ongoing vesting of award grants	163,512
Authorized for future issuance under ESPP	190,222
Total	4,828,464

9.   Income Taxes

The income tax provision consists of the following (in thousands):

	Year ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	14
Total current provision	—	14
Deferred:
Federal	—	—
State	—	—
Total deferred provision	—	—
Income tax provision	$—	$14

The difference between income tax benefits and income taxes computed using the U.S. federal income tax rate as of December 31, 2020 and 2019 are as follows (in thousands):

	Year ended December 31,
	2020	2019
Federal provision (benefit)
At statutory rates	$(2,525)	$(4,971)
Uncertain tax positions	5,690	507
Other	(101)	(2,471)
Change in valuation allowance	(3,064)	6,949
Income tax provision	$—	$14

Significant components of the Company’s deferred tax assets and liabilities are as shown below (in thousands):

	Year ended December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$37,777	$35,252
Tax credits	—	5,493
Capitalized research and development costs	1,864	2,401
Other	3,014	2,724
Total gross deferred tax assets	42,655	45,870
Less valuation allowance	(42,514)	(45,578)
Total deferred tax assets	$141	$292

Deferred tax liabilities:
Other	$(141)	$(292)
Total deferred tax liabilities	$—	$—

A valuation allowance of $42.5 million and $45.6 million as of December 31, 2020 and 2019, respectively, has been established to offset the deferred tax assets as realization of such assets are uncertain.

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $157.4 million and $126.0 million, respectively. The federal and state tax loss carryforwards will begin expiring in 2028, unless previously utilized. The federal net operating loss carryover includes $69.2 million of net operating losses generated after 2017. Federal net operating losses generated in 2018 and beyond carryover indefinitely and may generally be used to offset up to 80% of future taxable income. The Company also has federal and California research and development tax credit carryforwards totaling $3.4 million and $2.7 million, respectively. The federal research and development tax credit carryforward will begin to expire in 2028 unless previously utilized. The California research tax credits do not expire.

Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. The deferred tax asset associated with the Company’s federal and state net operating losses are fully offset by a valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon an audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2020 and 2019, the Company had unrecognized tax benefits of $10.5 million and $4.3 million, respectively. There are no unrecognized tax benefits included on the consolidated balance sheet that would, if recognized, impact the effective tax rate, given the valuation allowance recorded against the deferred tax assets. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2020	2019
Balance at January 1	$4,250	$3,609
Additions based on tax positions related to current year	250	643
Additions based on tax positions related to prior years	6,049	—
Reductions for tax positions related to prior years	—	(2)
Balance at December 31	$10,549	$4,250

The Company is subject to taxation in the United States and various state jurisdictions. Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination for all years since inception. The Company has not been, nor is it currently, under examination by the federal or any state tax authority.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (Cares Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the provisions are the extension of the carryback period of certain losses to five years, and increasing the ability to deduct interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022 and enhanced small business loans to assist business impacted by pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. The Company does not anticipate an impact of the Consolidated Appropriations Act on its tax provision or financial position.

10.   Commitments and Contingencies

Operating Leases

The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2022 and 2025. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. In January 2020, the Company entered into lease agreements for two additional Obalon-branded retail treatment centers in Orange County, California and Sacramento, California, respectively. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The treatment center leases in Sacramento and San Diego were terminated on April 29, 2020 and May 27, 2020, respectively as a result in the Company's shift in strategy away from the retail treatment center model in the second quarter of 2020. The Company has not paid rent under the Orange County lease but is current with its rent obligations under its lease for its headquarters in Carlsbad, since April 2020. The full amounts of the unpaid rent have been accrued on the Company's balance sheet as of December 31, 2020.

The Company’s landlord in Carlsbad, Gildred Development Company (“Gildred”), has since sent a demand letter for rent. On October 13, 2020, Gildred served the Company with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that the Company owes more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order. The application was denied on November 24, 2020. On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order. On January 22, 2021, the court granted Gildred’s application for a writ of attachment. The Company paid the amount of the writ in full, which was $338,000, and the parties are working toward a resolution of the action.

During the year ended December 31, 2020, the Company recorded a $0.4 million charge to fully write off the Orange County right-of-use asset as the center will not be functioning.

Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the year ended December 31, 2020 were immaterial.

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

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the year ended December 31, 2020. The underlying asset utilized through the finance lease was purchased by the Company during the fourth quarter of 2020 and no further financing leases remained as of December 31, 2020. The current and long-term portions of operating lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Operating lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.

Future minimum annual lease payments under such leases were as follows as of December 31, 2020 (in thousands):

Operating leases:
2021	$564
2022	219
2023	105
2024	108
2025	61
Total undiscounted lease payments - operating leases	1,057
Less: imputed interest	(55)
Lease liability	1,002
Less: current portion of lease liability	(564)
Lease liability, less current portion	$438

As of December 31, 2020, the Company’s remaining lease terms range from 1.2 to 4.5 years. Rent expense totaled and $0.7 million and $0.6 million for the year ended December 31, 2020 and 2019, respectively. The Company paid $0.2 million and $0.5 million of cash payments related to its operating lease agreement for the year ended December 31, 2020 and 2019, respectively. The Company's weighted average discount rate for leases as of December 31, 2020 was 6.0%.

Supplier Contracts

The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Shareholder Lawsuit

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. On August 17, 2020, the parties submitted a final settlement agreement of the securities class action for court approval. A hearing on final settlement approval is scheduled for April 22, 2021. The settlement provides for a payment of $3.15 million to the plaintiffs, and provides that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. The Company expects that any amounts due as part of the settlement will be covered by the Company’s insurance policies. As of December 31, 2020 the Company has recorded a $3.15 million liability within other current liabilities and a corresponding $3.15 million receivable within other current assets.

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

As the PC’s equity investment at risk is not sufficient to permit the entity to finance its activities without subordinated financial support, the PC is considered a variable interest entity. Although the Company does not own any equity interest in the PC, the Company holds the controlling financial interest as the sole funding source for the entity and through the ability to provide daily oversight. Therefore, the Company was determined to be the primary beneficiary of the PC and consolidated the PC’s balances and activity within its consolidated financial statements.

For the year ended December 31, 2020, the PC recognized $0.3 million of deferred revenue associated with prepaid services at the treatment center, which is fully presented in the consolidated balance sheet of the Company at December 31, 2020.

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

In May and June 2019, the Company accepted the voluntary resignations of its President and Chief Executive Officer and its Vice President of Research and Development. As part of the resignations, each former officer entered into a consulting agreement for a term of 12 months, which allows for the continuous vesting of stock awards held over the consulting term and a monthly, fixed consulting fee. No severance amounts were granted. The Company recorded a restructuring charge in June 2019 for the full consulting benefits of $0.6 million of which $0.6 million has been paid as of December 31, 2020. Additionally, the Company recognized the full stock-based compensation expense of $0.7 million for these two former officers.

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

As of December 31, 2020, all payments were made and the reserve was reduced to zero.

13. Subsequent Events

Merger Agreement

On January 19, 2021, The Company, Optimus Merger Sub, Inc., a Delaware corporation, and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and ReShape Lifesciences, Inc., a Delaware corporation (“ReShape”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into ReShape, with ReShape surviving as a wholly owned subsidiary of Obalon (the “Merger”).

Merger Consideration

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of ReShape (“ReShape Common Stock”) and each share of Series B Preferred Stock, par value $0.01 per share, of ReShape (together with ReShape Common Stock, “ReShape Shares”) issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by Obalon, ReShape, or Merger Sub) will be converted into the right to receive a number of fully paid and non-assessable shares of common stock of the Company, $0.001 par value per share (an “Obalon Share”) according to a ratio determined at least 10 days prior to the Obalon Stockholders’ Meeting that will result in the holders of such ReShape Shares owning 51% of the outstanding Obalon Shares immediately after the Effective Time (such ratio, the “Exchange Ratio”).

Treatment of Equity

The Merger Agreement provides that, at the Effective Time, each outstanding warrant to purchase capital stock of ReShape (“ReShape Warrant”) will be converted into warrants to purchase a number of Obalon Shares equal to the number of shares of ReShape Common Stock issuable upon exercise of such ReShape Warrant multiplied by the Exchange Ratio with an exercise price equal to the exercise price of such ReShape Warrant divided by the Exchange Ratio. In addition, each outstanding option to purchase ReShape Common Stock, whether vested or unvested, (“ReShape Option”) shall be cancelled and terminated without any payment. The Company will assume the obligations of the Series C Preferred Stock, par value $0.01 per share of ReShape (“ReShape Series C Preferred Stock”) and shall file a new certificate of designation with the same terms and conditions as the ReShape Series C Certificate of Designation. Each outstanding option to purchase Obalon Shares and each outstanding restricted stock unit granted under an Obalon equity plan will become fully vested at the Effective Time.

Governance

The Merger Agreement provides that as of the Effective Time, the Company will be renamed ReShape Lifesciences Inc. (the “Combined Company”) and the five current directors of ReShape will be comprise the board of directors of the Combined Company: Dan W. Gladney, Barton P. Bandy, Arda M. Minocherhomjee, Ph.D., Lori C. McDougal and Gary D. Blackford. Mr. Gladney will serve as the chairperson and Mr. Blackford will serve as lead director of the board of directors. As of the Effective Time, Mr. Bandy will serve as chief executive officer and Tom Stankovich will serve as the chief financial officer of the Combined Company.

Conditions to the Merger

The consummation of the Merger is subject to customary closing conditions, including (i) approval of the issuance of Obalon Shares in connection with the Merger by the affirmative vote of the majority of Obalon Shares cast at the Obalon Shareholders’ Meeting in favor of the issuance of Obalon Shares in connection with the Merger, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of ReShape common stock entitled to vote thereon, (iii) the absence of any law or order by any governmental entity in effect that seeks to enjoin, make illegal, delay or otherwise restrain or prohibits the consummation of the Merger, (iv) Nasdaq’s approval of the Obalon Shares to be issued in the Merger being listed on the Nasdaq, (v) Nasdaq’s approval of the continued listing application for the Combined Company to maintain the Company’s Nasdaq listing, (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Obalon and ReShape contained in the

Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, (vii) the absence of a material adverse effect with respect to each of the Company and ReShape and (viii) the registration statement registering the merger consideration becoming effective.

Issuance of Common Stock

From January 1, 2021 through March 2, 2021, the Company’s warrant holders covering 2.3 million shares exercised the warrants and common stock was issued in exchange for proceeds of $9.5 million.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: March 12, 2021	by:	/s/ Andrew Rasdal
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2021	by:	/s/ Nooshin Hussainy
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Rasdal and Nooshin Hussainy as his or her true and lawful attorneys-in-fact, and each of them, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and either of them, or his or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andrew Rasdal	President and Chief Executive Officer and Director (Principal Executive Officer)	Date: March 12, 2021
Andrew Rasdal

/s/ Nooshin Hussainy	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 12, 2021
Nooshin Hussainy

/s/ Kim Kamdar, Ph D.	Chairperson of the Board	Date: March 12, 2021
Kim Kamdar, Ph D.

/s/ William Plovanic	Director	Date: March 12, 2021
William Plovanic

/s/ Ray Dittamore	Director	Date: March 12, 2021
Ray Dittamore

/s/ Douglas Fisher, M.D.	Director	Date: March 12, 2021
Douglas Fisher, M.D.

/s/ Les Howe	Director	Date: March 12 2021
Les Howe

/s/ Sharon Stevenson, DVM Ph D.	Director	Date: March 12, 2021
Sharon Stevenson, DVM Ph D.

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Form	Exhibit Filing Date	Exhibit	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated December 27, 2018, between Obalon Therapeutics, Inc. and Canaccord Genuity LLC	8-K	12/27/18	1.1
2.1	Agreement and Plan of Merger, dated as of January 19, 2021, by and among Obalon Therapeutics, Inc., ReShape Lifesciences Inc. and Optimus Merger Sub Inc.	8-K	1/20/01	2.1
3.1	Restated Certificate of Incorporation	S-1	9/26/16	3.2
3.2	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	6/14/18	3.1
3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation	8-K	7/24/19	3.1
3.4	Restated Bylaws	S-1	9/26/16	3.4
4.1	Form of Common Stock Certificate	S-1	9/9/16	4.1
4.2	Form of Amended and Restated Investors’ Rights Agreement dated April 29, 2016 among the Registrant and certain of its stockholders	S-1	9/9/16	4.2
4.4	Amended and Restated Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series C-1 Preferred Stock, issued June 14, 2013, as amended October 1, 2014.	S-1	9/9/16	4.4
4.5	Second Warrant to Purchase Stock issued to Square 1 Bank to purchase shares of Series D Preferred Stock, dated October 1, 2014.	S-1	9/9/16	4.5
4.6	Securities Purchase Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	8/31/18	4.3
4.7	Registration Rights Agreement by and among Obalon Therapeutics, Inc. and the investors signatory thereto, dated August 22, 2018	S-3	8/31/18	4.4
4.8	Description of Registrant’s Securities	10-K	2/27/20	4.8
4.10	Form of Common Stock Purchase Warrant	S-1/A	8/1/19	4.6
4.11	Form of Representative’s Warrant	S-1/A	8/1/19	4.7
10.1‡	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1	9/26/16	10.1
10.2‡	2008 Stock Plan and form of award agreements thereunder.	S-1	9/9/16	10.2
10.3‡	Amended and Restated 2016 Equity Incentive Plan and form award agreements thereunder	10-Q	11/06/20	10.1

10.5‡	2016 Employee Stock Purchase Plan and form of enrollment agreement	S-1	9/26/16	10.4
10.6‡	Amendment to Obalon Therapeutics, Inc. 2016 Employee Stock Purchase Plan	8-K	5/4/18	10.1
10.7‡	Obalon Therapeutics, Inc. Bonus Plan	S-1	9/26/16	10.11
10.8‡	Obalon Therapeutics, Inc. Director Compensation Program	10-K/A	4/29/20	10.8
10.9‡	Form of CEO Retention Agreement	10-Q	11/10/16	10.6
10.10‡	Form of Executive Retention Agreement (Non-CEO)	10-Q	11/10/16	10.7

10.11‡	Form of Non-Employee Director Option Agreement.	10-K	2/23/17	10.8
10.12‡	Offer Letter dated June 9, 2008 between the Registrant and Andrew Rasdal	S-1	9/26/16	10.5
10.13‡	Offer Letter dated June 16, 2008 between the Registrant and Mark Brister	S-1	9/26/16	10.6
10.14‡	Offer Letter dated November 24, 2008 between the Registrant and Amy VandenBerg	S-1	9/26/16	10.7
10.15‡	Offer Letter dated January 26, 2016 between the Company and William Plovanic	10-Q	5/10/17	10.1
10.17‡	Form of Executive Retention Agreement (Non-CEO) (April 2018)	10-Q	5/10/18	10.1
10.18	Leases dated October 3, 2011 and November 23, 2015 between the Registrant and Pleta & San Gal Trusts dba: Ocean Point Tech Centre, and related amendments.	S-1	9/9/16	10.8
10.19	Amendment to Lease, dated January 30, 2017, by and between Pleta & San Gal Trusts dba: Ocean Point and Registrant.	10-K	2/23/17	10.13
10.20	Fourth Amendment to Lease dated May 31, 2018 between Gildred Development Company, DBA Ocean Point and Obalon Therapeutics, Inc.	8-K	6/5/18	10.1
10.21‡	Form of Restricted Stock Unit Award pursuant to the 2016 Equity Incentive Plan	10-K	2/27/20	10.28
10.22‡*	Consulting Agreement dated May 20, 2019 between the Company and Kelly Huang	10-Q	7/24/19	10.1
10.23‡*	Offer Letter dated May 26, 2019 between the Company and Robert MacDonald	10-Q	7/24/19	10.2
10.24‡*	Offer Letter dated November 15, 2011 between the Company and Nooshin Hussainy	S-1	2/7/20	10.31
10.25	Form of Securities Purchase Agreement	8-K	5/28/19	10.1
10.26‡*	Form of Restricted Stock Unit Award Agreement (Share and Cash Settlement) pursuant to the 2016 Equity Incentive Plan	10-K	2/27/20	10.33
10.27	Purchase Agreement, dated February 5, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	2/7/20	10.1
10.28	Registration Rights Agreement, dated February 5, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	8-K	2/7/20	10.2
10.29 ‡	Form of Stock Option Agreement (Cash Settlement)	10-Q	7/30/20	10.2
10.30	Promissory Note, dated as of April 22, 2020, by and between Obalon Therapeutics, Inc. and Silicon Valley Bank	8-K	4/27/20	10.1
10.31‡	Amended and Restated Retention Agreement, dated as of June 9, 2020, by and between Obalon Therapeutics, Inc. and Andrew Rasdal	10-Q	6/19/20	10.2
10.32‡	Amendment and Restated Retention Agreement, dated as of January 18, 2021, by and between Obalon Therapeutics, Inc. and Andrew Rasdal				X
10.33‡	Amended and Restated Retention Agreement, dated as of June 9, 2020, by and between Obalon Therapeutics, Inc. and Nooshin Hussainy	10-Q	6/19/20	10.3

10.34‡	Amendment to Amended and Restated Retention Agreement, dated as of January 18, 2021, by and between Obalon Therapeutics, Inc. and Nooshin Hussainy				X
10.35‡	Transition and Consulting Agreement, dated as of June 11, 2020, by and between Obalon Therapeutics, Inc. and Amy Vandenberg	10-Q	6/19/20	10.4
10.36‡	Transition and Consulting Agreement, dated as of June 11, 2020, by and between Obalon Therapeutics, Inc. and Mark Brister	10-Q	6/19/20	10.5
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)				X
23.2	Consent of Independent Registered Public Accounting Firm (KPMG US LLP)				X
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1†	Certifications Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Portions of this exhibit has been omitted pursuant to Regulation S-K, Item 601(a)(6).
†

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Management contract or compensatory plan or arrangement.