Form 10-Q
period 2021-03-31
OBALON THERAPEUTICS INC
filed 2021-05-12
CIK 1427570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

Total shares of common stock outstanding as of the close of business on May 5, 2021 was 10,021,568

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

OBALON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and par value data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$8,972	$3,905
Other current assets	3,822	3,930
Total current assets	12,794	7,835
Lease right-of-use assets	421	521
Property and equipment, net	891	957
Clinical-use assets	1,304	1,304
Other long-term assets	1,933	—
Total assets	$17,343	$10,617
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$582	$615
Accrued compensation	602	65
Debt	430	—
Other current liabilities	4,699	3,802
Current portion of lease liabilities	550	564
Total current liabilities	6,863	5,046
Lease liabilities, long-term	344	438
Long-term debt	—	430
Other long-term liabilities	38	38
Total liabilities	7,245	5,952

Commitments and contingencies (See Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 10,021,568 and 7,770,698 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	8
Additional paid-in capital	199,019	189,421
Accumulated deficit	(188,931)	(184,764)
Total stockholders’ equity	10,098	4,665
Total liabilities and stockholders’ equity	$17,343	$10,617

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except shares and per share data)

	Three Months ended March 31,
	2021	2020

Revenue	$—	$780
Cost of revenue	—	541
Gross profit	—	239
Operating expenses:
Research and development	112	1,257
Selling, general and administrative	4,056	3,893
Total operating expenses	4,168	5,150
Loss from operations	(4,168)	(4,911)
Interest income (expense), net	1	35
Other expense	—	(385)
Net loss	(4,167)	(5,261)
Net loss and comprehensive loss	$(4,167)	$(5,261)
Net loss per share, basic and diluted	$(0.44)	$(0.68)
Weighted-average common shares outstanding, basic and diluted	9,444,241	7,725,205

See accompanying notes to unaudited interim condensed consolidated financial statements.

OBALON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except shares and per share data)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	7,770,698	$8	$189,421	$(184,764)	$4,665
Stock-based compensation	—	—	91	—	91
Exercise of warrants for the purchase of common stock	2,250,870	2	9,507	—	9,509
Net loss	—	—	—	(4,167)	(4,167)
Balance at March 31, 2021	10,021,568	$10	$199,019	$(188,931)	$10,098

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

OBALON THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(4,167)	$(5,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66	103
Stock-based compensation	91	470
Amortization of right-of-use assets	100	122
Change in operating assets and liabilities:
Accounts receivable, net	—	(176)
Inventory	—	(326)
Other current assets	108	(2,828)
Other long-term assets	(1,933)	—
Accounts payable	(33)	422
Accrued compensation	537	(446)
Deferred revenue	—	38
Lease liabilities, net	(108)	(14)
Other current and long-term liabilities	897	3,082
Net cash used in operating activities	(4,442)	(4,814)
Investing activities:
Purchases of property and equipment	—	(326)
Net cash used in investing activities	—	(326)
Financing activities:
Proceeds from exercise of warrants	9,509	—
Net cash provided by financing activities	9,509	—
Net increase (decrease) in cash and cash equivalents	5,067	(5,140)
Cash and cash equivalents at beginning of period	3,905	14,055
Cash and cash equivalents at end of period	$8,972	$8,915
Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Liquidity

As reflected in the accompanying unaudited interim condensed financial statements, the Company has a limited operating history and the sales and income potential of the Company’s business are unproven. The Company has not been profitable since inception, and as of March 31, 2021, its accumulated deficit was $188.9 million. Since inception, the Company has financed its operations primarily through private placements of its preferred stock, the sale of common stock in its IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements.

The Company may need additional funding to pay expenses relating to its operating activities, including selling, general and administrative expenses and research and development expenses. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on the Company’s operations and expenses as a result of the preventive and precautionary measures that the Company, its customers, other businesses, and governments are taking, including the temporary deferral of elective medical procedures and diversion of capital and other resources. In March 2020, the Company suspended all new patient treatments at its Obalon-branded retail centers due to the ongoing COVID-19 pandemic, suspended product shipment to all customers and halted manufacturing. Throughout 2020, the Company took further steps to significantly reduce expenses in an effort to extend its cash runway while the Company evaluated the potential to obtain third-party payer reimbursement for its products and explored various strategic alternatives, which ultimately led to the Merger. The Company significantly reduced the organization to only essential personnel and since August 2020, only two full-time employees remain. All Obalon-branded retail centers have been shut down with no intention to reopen, and the Company has halted plans for future retail center expansion. The Company does not expect to restart shipments to U.S. customers and the Company has terminated the agreement with its international distributor, Al Danah Medical Company W.L.L. The decision to shift the Company’s strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. In the fourth quarter of 2020, the Company determined that the timeline for obtaining third-party reimbursement was longer than the cash runway available and it ceased its efforts related to reimbursement, including terminating its consulting agreement with Blue Ox Healthcare Partners, LLC. The Company then focused its full efforts on consummating a strategic alternative transaction that would be in the best interest of its stockholders. On January 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Optimus Merger Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary (“Merger Sub”) and ReShape Lifesciences, Inc., a Delaware corporation (“ReShape”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into ReShape, with ReShape surviving as a wholly owned subsidiary of Obalon (the “Merger”). The failure to consummate the Merger with ReShape or alternatively, obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business, results of operations or financial condition.

The Company expects that its existing cash and cash equivalents, including the gross proceeds it received from January through March 2021, will be sufficient to fund its forecasted operating expenses, capital expenditures and debt service payments for at least the next twelve months from the issuance of these unaudited interim condensed financial statements. However, there can be no assurance that the Company will be able to continue to raise additional capital in the future.

2. Summary of Significant Accounting Policies

There were no significant changes to the accounting policies during the three months ended March 31, 2021, from the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 12, 2021.

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2021 and its condensed consolidated results of operations for the three months ended March 31, 2021 and 2020, statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 12, 2021.

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with authoritative accounting guidance:

●	Level 1 inputs: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
●	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

The Company evaluated whether the shift in business strategy to pursue a reimbursement model was indicative of inventory impairment. The Company performed an impairment assessment on its inventory stock and recognized $0.1 million in impairment charges during the year ended December 31, 2020 related to excess inventory not expected to be used in clinical trials to pursue reimbursement. The Company determined that the remaining inventory balance has an alternative future use in clinical trials and reclassified it to other current assets and other long-term assets in 2020. As a result, the Company does not have any inventory as of March 31, 2021.

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

No impairment charges were recorded for each of the three months ended March 31, 2021 and 2020.

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

In December 2020, the FASB issued authoritative guidance intended to simplify the accounting for income taxes: ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company adopted this guidance effective January 1, 2021 and the adoption of this standard did not have a material impact on its interim condensed consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Fair value measurements at reporting date using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Balance as of	identical assets	inputs	inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$3,580	$3,580	—	—
Cash Equivalents:
Money Market Funds	5,392	5,392	$—	$—
Total assets	$8,972	$8,972	$—	$—

		Fair value measurements at reporting date using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Balance as of	identical assets	inputs	inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$823	$823	—	—
Cash Equivalents:
Money Market Funds	3,082	3,082	—	—
Total assets	$3,905	$3,905	$—	$—

The Company’s investments in Level 1 assets are valued based on publicly available quoted market prices for identical securities as of March 31, 2021 and December 31, 2020.

The warrant liabilities are recorded at fair value using the Black-Scholes option pricing model based on the following assumptions as of March 31, 2020:

Three months ended
March 31, 2020
Assumed risk-free interest rate (1)	1.73%
Assumed volatility (2)	65.13%
Expected option life (3)	6.1 years
Expected dividend yield (4)	—%

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

As of March 31, 2021, reasonable changes in the unobservable inputs would not be expected to have a significant impact on the consolidated financial statements. The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no significant transfers into or out of Level 1, 2, or 3 for the three months ended March 31, 2021.

The following table provides reconciliation for all liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 (in thousands):

Fair value
measurements at
reporting date
using significant
unobservable
inputs (Level 3)
Balance as of December 31, 2020	$38
Issuance of cash settled equity awards	—
Change in fair value of warrant and cash settled award liabilities	—
Balance as of March 31, 2021	$38

Instruments Not Recorded at Fair Value on a Recurring Basis

The estimated fair value of the Company’s long-term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company’s long-term loan approximates the current fair value as the interest rate and other terms are more favorable than that which are currently available to the Company.

4. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except shares and per share data):

	Three months ended March 31,
	2021	2020
Net loss	$(4,167)	$(5,261)
Weighted-average common shares outstanding, basic and diluted	9,444,241	7,725,205
Net loss per share, basic and diluted	$(0.44)	$(0.68)

The following table sets forth the outstanding potentially dilutive securities determined using the treasury stock method that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2021	2020
Stock options to purchase common stock	1,099,855	496,452
Warrants to purchase common stock	1,110,999	3,271,875
Total	2,210,854	3,768,327

5. Balance Sheet Details

Other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid expenses	$495	$599
Insurance receivable	3,150	3,150
Other assets	177	181
Total	$3,822	$3,930

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer hardware	$261	$261
Computer software	274	274
Leasehold improvements	427	427
Furniture and fixtures	179	179
Scientific equipment	2,013	2,013
Construction in progress, or CIP	407	407
	3,561	3,561
Less: accumulated depreciation	(2,670)	(2,604)
Total	$891	$957

Depreciation expense was $0.1 million for both the three months ended March 31, 2021 and 2020, respectively.

Other long-term assets consist entirely of manufacturing use assets as of March 31, 2021.

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued legal and professional fees	$403	$529
Accrued bonus	700	—
Accrued litigation	3,150	3,150
Other accrued expenses	446	123
Total	$4,699	$3,802

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

The Note provides for a fixed interest rate of one percent per year with a maturity date of April 22, 2022 (the “Maturity Date”). Loan payments may be deferred until August 2021, which date is 10 months after the end of the Company’s 24-week covered period for the PPP Loan. If the Company applies for loan forgiveness, loan payments may be deferred until the SBA remits the Company’s loan forgiveness amount to the lender. As of March 31, 2021, the Company has not filed for forgiveness and the loan will be repayable in full in the event of a change of control, such as the proposed Merger, unless the lender agrees otherwise. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions.

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

7. Stock-Based Compensation

Equity Incentive Plan

As of March 31, 2021, 376,329 stock options and awards remained available for future grant under the 2016 Equity Incentive Plan.

The Company recorded total non-cash compensation, including non-cash compensation to employees and nonemployees in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cost of revenue	$—	$1
Research and development	26	98
Selling, general and administrative	65	371
Total	$91	$470

Unrecognized stock-based compensation expense at March 31, 2021 for all stock-based compensation pertaining to options was approximately $0.5 million, which is expected to be recognized over a weighted-average term of 2.18 years.

Incentive Stock Options

The following table summarizes stock option transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2021 (in thousands, except shares and per share data):

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Number of	exercise	life	intrinsic value
	shares	price per share	(in years)	(in thousands)
Outstanding at December 31, 2020	1,099,855	11.97	8.70	—
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Outstanding at March 31, 2021	1,099,855	$11.97	8.45	$—
Vested and expected to vest at March 31, 2021	1,099,855	$11.97	8.45	$—
Vested and exercisable at March 31, 2021	474,561	$25.47	6.22	$—

Restricted Stock Awards

The following table summarizes restricted stock award transactions for the 2016 Equity Incentive Plan for the three months ended March 31, 2021:

		Weighted-
		average
	Number of	grant date
	awards	fair value
Outstanding at December 31, 2020	3,000	71.50
Awards granted	—	—
Awards released	(1,500)	71.50
Awards canceled	—	—
Outstanding at March 31, 2021	1,500	$71.50

The Company’s current restricted stock awards vest 100% at various terms from the grant date, subject to continued employment. The fair-value of each restricted stock award is determined on the grant date using the closing price of the Company’s common stock on the grant date.

Restricted Stock Units

There were no restricted stock units outstanding as of March 31, 2021.

8. Stockholders’ Equity

Blue Ox

On August 11, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Blue Ox Healthcare Partners, LLC (“Blue Ox”) and its assigned entities. Pursuant to the Consulting Agreement, Blue Ox will work to (i) secure an agreement between the Company and a major health plan to conduct an outcomes study that will expand the current clinical evidence base to include health economic analysis on the cost of care reductions from use of the Obalon Balloon System, (ii) advise the Company’s management regarding the development of a coverage and reimbursement-based market strategy, and (iii) secure agreements with health plans and other entities that result in reimbursement for and/or utilization of the Obalon Balloon System, among other services. Pursuant to, and in accordance with, the terms and conditions of the Consulting Agreement, the Company issued to Blue Ox a warrant (the “Warrant’) to purchase up to 100,000 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.8285, subject to adjustment pursuant to the terms of the Warrant. The Warrant is exercisable immediately and will expire on August 10, 2025. The exercise price represents a 15% premium to the average closing price of the Company’s common stock for the 10 days preceding the effective date of the Consulting Agreement. The Warrant may be exercised, in whole or in part, through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Warrant. If the Consulting Agreement is terminated within six months of the effective date of the Consulting Agreement, then the number of shares of common stock that may be purchased by Blue Ox under the Warrant shall be reduced on a pro rata basis. The Warrant was deemed to qualify for equity treatment under authoritative accounting guidance and an immaterial amount was recorded within equity on the Company’s condensed consolidated statement of stockholders’ equity for the year ended December 31, 2020. During the three months ended March 31, 2021 90,000 warrants were exercised at a price of $0.8285.

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

The Consulting Agreement was terminated during the fourth quarter of 2020 and the warrants were subsequently fully exercised in the first quarter of 2021.

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

The Representative Warrant became exercisable in February 2020 and expires on August 6, 2024. All of the Pre-funded warrants were exercised during the third quarter of 2020. 37,500 of the Purchase or Representative Warrants have been exercised as of March 31, 2021. All of the warrants were recorded within equity in accordance with authoritative accounting guidance.

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

The Company incurred approximately $0.3 million of legal, accounting, and other fees related to the offering. As of March 31, 2021 the Company has not sold any shares under the Purchase Agreement to Lincoln Park. The Company determined that there is a low probability that the equity line will be utilized for the remainder of 2020 due to adverse market circumstances. As a result, the Company fully expensed the $0.3 million of fees in March 2020.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following as of March 31, 2021:

Stock options issued and outstanding	1,099,855
Restricted stock units issued and outstanding	1,500
Warrants for the purchase of common stock	1,110,999
Authorized for future option and ongoing vesting of award grants	376,329
Authorized for future issuance under ESPP	190,222
Total	2,778,905

9. Income Taxes

The Company’s effective tax rate was 0.00% and 0.00% for the three months ended March 31, 2021 and 2020, respectively, The effective tax rate for the three months ended March 31, 2021 and 2020, is driven by pre-tax loss, equity compensation and the change in valuation allowance. A tax provision of $0 and $0 was recorded for the three months ended March 31, 2021 and 2020, respectively.

10. Commitments and Contingencies

Operating Lease

The Company leases its facilities and retail treatment center under noncancelable operating leases which expire on various dates between 2022 and 2025. In July 2019, the Company entered into an office lease agreement to launch an Obalon-branded retail treatment center in San Diego, California, which expires on August 5, 2021. In January 2020, the Company entered into lease agreements for two additional Obalon-branded retail treatment centers in Orange County, California and Sacramento, California, respectively. Under the terms of the facilities and retail center leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The treatment center leases in Sacramento and San Diego were terminated on April 29, 2020 and May 27, 2020, respectively as a result in the Company's shift in strategy away from the retail treatment center model in the second quarter of 2020. The Company has settled with its landlord under the Orange County lease for unpaid rent and is current with its rent obligations under its lease for its headquarters in Carlsbad, CA since April 2020. The full amounts of the unpaid rent have been accrued on the Company's balance sheet as of December 31, 2020.

The Company’s landlord in Carlsbad, Gildred Development Company (“Gildred”), has since sent a demand letter for rent. On October 13, 2020, Gildred served the Company with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that the Company owes more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order. The application was denied on November 24, 2020. On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order. On January 22, 2021, the court granted Gildred’s application for a writ of attachment. The Company has paid the amount of the writ in full, which was $469,000. The Company is current on its rent obligations under the lease with Gildred.

Upon the Company’s adoption of ASC 842 as of January 1, 2020, the Company recognized a ROU asset and lease liability for its building lease, assuming a 7.0% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with short-term leases for the three months ended March 31, 2021 were immaterial.

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

The Company recorded an immaterial amount of lease liabilities, ROU assets, and interest expense associated with finance leases as of and for the three months ended March 31, 2021 and 2020, respectively. The current and long-term portions of operating and finance lease liabilities are presented within the current portion of lease liabilities and lease liabilities long-term line items on the consolidated balance sheet, respectively. Operating and finance lease ROU assets are presented within the lease right-of-use assets line item on the consolidated balance sheet.

Future minimum annual lease payments under such leases were as follows as of March 31, 2021 (in thousands):

Operating leases:
2021 (remaining nine months)	$433
2022	219
2023	105
2024	108
2025	61
Total undiscounted lease payments - operating leases	926
Less: imputed interest	(32)
Lease liability	894
Less: current portion of lease liability	(550)
Lease liability, less current portion	$344

As of March 31, 2021, the Company’s remaining lease term ranges from 1.0 to 4.25 years. Rent expense totaled $0.1 million for both the three months ended March 31, 2021 and 2020, respectively. The Company paid $0.1 million of cash payments related to its operating lease agreements for the three months ended March 31, 2021. The Company’s weighted average discount rate for leases as of March 31, 2021 was 6.0%.

Supplier Contracts

The Company enters into contracts in the normal course of business with clinical trial sites and clinical supply manufacturing organizations and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts.

Shareholder Lawsuit

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the

Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims.  On August 17, 2020, the parties submitted a final settlement agreement of the securities class action for court approval.  The settlement provided for a payment of $3.15 million to the plaintiffs, which was paid by the Company’s insurance carriers, and provide~~d~~ that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. On April 22, 2021, the court approved the settlement and dismissed the case.

Gildred Matter

On October 13, 2020, Gildred Development Company (“Gildred”), our landlord in Carlsbad, served us with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that we owe more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises.  On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order.  The application was denied on November 24, 2020.  On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order.  On January 22, 2021, the court granted Gildred’s application for a writ of attachment.  The Company has paid the amount of the writ in full, which was $469,000. The Company is current on its rent obligations under the lease with Gildred.

11. Variable Interest Entity

In conjunction with the Company’s strategic focus to open weight loss treatment centers to provide medical services to patients who wish to lose weight through the Obalon balloon system, the Company entered into a consulting agreement with a lead doctor to open the first treatment center and oversee the treatment center’s activities. The treatment center was opened in September 2020 as a professional corporation (“PC”) in the State of California and, as a result of state regulatory requirements, may not be owned by a corporation. The Company fully funds all the activities of the treatment center and no financial contributions are made by the lead doctor. In addition, the Company is authorized and expected to provide daily oversight of the activities of the center, with the exception of directly providing medical services.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 12, 2021.

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

We have not been profitable since inception, and as of March 31, 2021, our accumulated deficit was $188.9 million. From inception through December 31, 2020, we have financed our operations primarily through private placements of our preferred stock, the sale of common stock in our IPO and in subsequent public and private placements, and, to a lesser extent, debt financing arrangements.

On April 22, 2020, we executed a promissory note in favor of Silicon Valley Bank evidencing an unsecured loan in the aggregate principal amount of $0.4 million, which was made pursuant to the Paycheck Protection Program and which we refer to as the PPP Loan. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and

Economic Security Act, which was enacted on March 27, 2020 and is administered by the U.S. Small Business Administration. All the funds under the PPP Loan were disbursed to us on April 23, 2020. If the PPP Loan is not repaid prior to the closing of the Merger, the loan will become due in full upon closing of the Merger. As of March 31, 2021, we had cash and cash equivalents of $9.0 million.

In the fourth quarter of 2020, we determined that the timeline for obtaining third-party reimbursement was longer than the cash runway available and we ceased our efforts related to reimbursement, including terminating its agreement with Blue Ox. We then focused its full efforts on consummating a strategic alternative transaction that would be in the best interest of our stockholders.

Merger Agreement

On January 19, 2021, we, Optimus Merger Sub, Inc., a Delaware corporation, and our direct, wholly owned subsidiary (“Merger Sub”), and ReShape Lifesciences, Inc., a Delaware corporation (“ReShape”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into ReShape, with ReShape surviving as our wholly owned subsidiary (the “Merger”).

Merger Consideration

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of ReShape (“ReShape Common Stock”) and each share of Series B Preferred Stock, par value $0.01 per share, of ReShape (together with ReShape Common Stock, “ReShape Shares”) issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by us, ReShape, or Merger Sub) will be converted into the right to receive a number of fully paid and non-assessable shares of our common stock(an “Obalon Share”) according to a ratio determined at least 10 days prior to the our Stockholders’ Meeting that will result in the holders of such ReShape Shares owning 51% of the outstanding Obalon Shares immediately after the Effective Time (such ratio, the “Exchange Ratio”).

Treatment of Equity

The Merger Agreement provides that, at the Effective Time, each outstanding warrant to purchase capital stock of ReShape (“ReShape Warrant”) will be converted into warrants to purchase a number of Obalon Shares equal to the number of shares of ReShape Common Stock issuable upon exercise of such ReShape Warrant multiplied by the Exchange Ratio with an exercise price equal to the exercise price of such ReShape Warrant divided by the Exchange Ratio. In addition, each outstanding option to purchase ReShape Common Stock, whether vested or unvested, (“ReShape Option”) shall be cancelled and terminated without any payment. We will assume the obligations of the Series C Preferred Stock, par value $0.01 per share of ReShape (“ReShape Series C Preferred Stock”) and shall file a new certificate of designation with the same terms and conditions as the ReShape Series C Certificate of Designation. Each outstanding option to purchase Obalon Shares and each outstanding restricted stock unit granted under our equity plan will become fully vested at the Effective Time.

Governance

The Merger Agreement provides that as of the Effective Time, we will be renamed ReShape Lifesciences Inc. (the “Combined Company”) and the five current directors of ReShape will be comprise the board of directors of the Combined Company: Dan W. Gladney, Barton P. Bandy, Arda M. Minocherhomjee, Ph.D., Lori C. McDougal and Gary D. Blackford. Mr. Gladney will serve as the chairperson and Mr. Blackford will serve as lead director of the board of directors. As of the Effective Time, Mr. Bandy will serve as chief executive officer and Tom Stankovich will serve as the chief financial officer of the Combined Company. No current Obalon directors, officer or employees are expected to continue with the new combined company.

Conditions to the Merger

The consummation of the Merger is subject to customary closing conditions, including (i) approval of the issuance of Obalon Shares in connection with the Merger by the affirmative vote of the majority of Obalon Shares cast at the Obalon Shareholders’ Meeting in favor of the issuance of Obalon Shares in connection with the Merger, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of ReShape common stock entitled to vote thereon, (iii) the absence of any law or order by any governmental entity in effect that seeks to enjoin, make illegal, delay or otherwise restrain or prohibits the consummation of the Merger, (iv) Nasdaq’s approval of the Obalon Shares to be issued in the Merger being listed on the Nasdaq, (v) Nasdaq’s approval of the continued listing application for the Combined Company to maintain the Company’s Nasdaq listing, (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of us and ReShape contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement, (vii) the absence of a material adverse effect with respect to each of us and ReShape and (viii) the registration statement registering the merger consideration becoming effective.

Landlord Dispute

On October 13, 2020, Gildred Development Company (“Gildred”), our landlord in Carlsbad, served us with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that we owe more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order. The application was denied on November 24, 2020. On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order. On January 22, 2021, the court granted Gildred’s application for a writ of attachment. We have paid the amount of the writ in full, which was $469,000. We are current on our rent obligations under the lease with Gildred.

COMPONENTS OF OUR RESULTS OF OPERATIONS

Revenue

We do not currently plan to re-open our retail treatment centers, re-initiate our retail treatment center expansion plans, restart manufacturing operations, or plan to ship orders to U.S. customers or our former international distributor. As a result, we would not expect to report any meaningful revenue for the foreseeable future.

Cost of revenue and gross margin

In March 2020, we suspended manufacturing of the Obalon Balloon System due to the ongoing COVID-19 pandemic. We restarted manufacturing on a limited basis in June 2020 to convert a small amount of work-in-progress inventory to finished goods, in order to have units available for clinical trials and unexpected physician sales, but did not continue manufacturing past July 30, 2020 and we have no future plans for restarting.

Research and development expenses

Research and development, or R&D, expenses consist of the cost of engineering, clinical affairs, regulatory affairs and quality assurance associated with developing our Obalon Balloon System. R&D expenses consist primarily of:

●	cost of outside consultants who assist with technology development, regulatory affairs, clinical affairs and quality assurance;
●	cost of clinical trial activities performed by third-party medical partners;
●	cost of facilities, depreciation on R&D equipment and supplies used for internal research and development and clinical activities; and
●	prior to April 2020, employee-related expenses, including salaries, benefits, travel expense and stock-based compensation expense.

We expense R&D costs as incurred.

Selling, general and administrative expenses

Selling, general and administrative, or SG&A, expenses consist of employee-related expenses, including salaries, commissions, benefits, travel expense and stock-based compensation expense. Other SG&A expenses include promotional and advertising activities, marketing, conferences and trade shows, professional services fees, including legal fees, accounting fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. SG&A expenses decreased significantly starting in the second quarter of 2020 due to suspension of business operations and the reduction of employee personnel to only certain key employees. SG&A expenses during the first quarter of 2021 were primarily related to the merger.

RESULTS OF OPERATIONS

	Year ended March 31,
	2021	2020

Consolidated statements of operations data:
Revenue	$—	$780
Cost of revenue	—	541
Gross profit	—	239
Operating expenses:
Research and development	112	1,257
Selling, general and administrative	4,056	3,893
Total operating expenses	4,168	5,150
Loss from operations	(4,168)	(4,911)
Interest income (expense), net	1	35
Other expense, net	—	(385)
Net loss	(4,167)	(5,261)
Net loss and comprehensive loss	$(4,167)	$(5,261)

Comparison of three months ended March 31, 2021 and 2020

Revenue.   Revenue decreased $0.8 million to none during the three months ended March 31, 2021, compared to $0.8 million during the three months ended March 31, 2020. The revenue decrease was primarily due to the suspension of operations and abandonment of the retail treatment model in 2020.

Cost of revenue and gross profit (deficit).   Cost of revenue decreased $0.5 million to none during the three months ended March 31, 2021, compared to $0.5 million during the three months ended March 31, 2020. The decrease in cost of revenue was primarily attributable to the suspension of all commercial operations in 2020.

Research and development expenses.   R&D expenses decreased $1.1 million to $0.1 million during the three months ended March 31, 2021, compared to $1.3 million during the three months ended March 31, 2020. This decrease was primarily driven by the significant reduction in operations and personnel related to the COVID-19 pandemic and the closing of its operations.

Selling, general and administrative expenses.   SG&A expenses increased $0.2 million to $4.1 million during the three months ended March 31, 2021, compared to $3.9 million during the three months ended March 31, 2020. The increase from the prior period was primarily driven by the increase in legal and accounting fees as result of the proposed merger which were offset by a decrease in other expenses as a result of suspending operations.

Interest (expense) income, net.   Interest expense, net decreased an immaterial amount during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This decrease was attributable to the paying off all the outstanding debt on the Term Loan in the third quarter of 2020.

Other expense, net.   Other expense, net decreased $0.4 million to none during the three months ended March 31, 2021, compared to $0.4 million for the prior period. This decrease was attributable to increased equity issuance costs during the first three months of 2020 compared to the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash and cash equivalents of $9.0 million and an accumulated deficit of $188.9 million. Our primary sources of capital have been private placements of our preferred securities, the sale of common stock in our initial Public Offering or IPO, in October 2016, a subsequent private placement in August 2018, and various equity financings in 2019 including a follow-on offering in August 2019, and, to a lesser extent, debt financing arrangements. We are continuing to significantly reduce expenditures to extend our cash runway during the suspension of our business operations. From January 1, 2021 through March 31, 2021, the Company’s warrant holders covering 2.3 million shares exercised the warrants and common stock was issued in exchange for proceeds of $9.5 million. We believe our current cash and cash equivalents as of March 31, 2021 are sufficient to fund our operations through the end of June 2022.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. To date, COVID-19 has had, and will continue to have, an adverse impact on the Company’s operations and expenses. In March 2020, the Company suspended all new patient treatments at our Obalon-branded retail centers due to the ongoing COVID-19 pandemic, suspended product shipment to all customers and halted manufacturing. The Company took further steps to significantly reduce expenses in an effort to extend our cash runway while the Company evaluated potential business options, strategic alternatives and the potential for third-party payer reimbursement that may be available when and if the current COVID-19 crisis stabilizes and the economy rebounds. The Company significantly reduced the organization to only essential personnel and since August 2020, only two full-time employees remain. All Obalon-branded retail centers have been shut down with no intention to reopen, and the Company has halted plans for future retail center expansion. The Company does not expect to restart shipments to U.S. customers and the Company has terminated the agreement with our international distributor, Al Danah Medical Company W.L.L. The decision to shift the Company’s strategy to focus on pursuing reimbursement, while also evaluating other strategic options, occurred after the end of the first quarter of 2020. In the fourth quarter of 2020, we determined that the timeline for obtaining third-party reimbursement was longer than the cash runway available and we ceased our efforts related to reimbursement, including terminating its agreement with Blue Ox. We then focused its full efforts on consummating a strategic alternative transaction that would be in the best interest of our stockholders. Since entering into the Merger Agreement with ReShape, we have suspended our efforts to obtain coverage and reimbursement from third-party payors. The Merger is subject to a number of closing conditions and, if one of more of those conditions are not satisfied or waived, the Merger may not close and we would have to continue as a standalone company. As a standalone company, we may not be able to restart commercial operations, renew our efforts to seek third-party reimbursement or determine and launch a different commercial strategy.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. We will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. We have used all proceeds to date from the PPP Loan to retain employees, maintain payroll and make lease and utility payments. We have not filed for forgiveness and the loan will be repayable in full in the event of a change of control, such as the proposed Merger, unless the lender agrees otherwise.

CASH FLOWS

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(4,442)	$(4,814)
Investing activities	—	(326)
Financing activities	9,509	—
Net (decrease) increase in cash and cash equivalents	$5,067	$(5,140)

Net cash used in operating activities

During the three months ended March 31, 2021, net cash used in operating activities was $4.4 million, consisting primarily of a net loss of $4.2 million primarily related to an increase of cost related to the merger, and an increase in net operating assets of $0.5 million. These items were partially offset by non-cash charges of $3.0 million, consisting primarily of stock-based compensation expense and amortization of right-of-use assets.

During the three months ended March 31, 2020, net cash used in operating activities was $4.8 million, consisting primarily of a net loss of $5.3 million, an increase in net operating assets of $0.2 million. These items were partially offset by non-cash charges of $0.7 million, consisting primarily of stock-based compensation expense, depreciation expense, and right-of-use asset amortization.

Net cash (used in) provided by investing activities

During the three months ended March 31, 2021, net cash used by investing activities was none as the Company was winding down operations.

During the three months ended March 31, 2020, net cash used in investing activities was $0.3 million, consisting primarily of capital expenditures..

Net cash provided by financing activities

During the three months ended March 31, 2021, the Company raised $9.5 million from the exercise of warrants.

During the three months ended March 31, 2020 there were no financing activities.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 12, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

Except as described in Note 2 to our Unaudited Interim Condensed Consolidated Financial Statements under the heading “Recently Issued and Adopted Accounting Pronouncements”, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 12, 2021.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings in the ordinary course of business.

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys' fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation. On September 25, 2019, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims. On August 17, 2020, the parties submitted a final settlement agreement of the securities class action for court approval. The settlement provided for a payment of $3.15 million to the plaintiffs, which was paid by the Company’s insurance carriers, and provided that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. On April 22, 2021, the court approved the settlement and dismissed the case.

On October 13, 2020, Gildred Development Company (“Gildred”), our landlord in Carlsbad, served us with an unlawful detainer action in the Superior Court of California, County of San Diego (Gildred Development Company v. Obalon Therapeutics, Inc., Case No. 37-2020-00035927-CU-UD-CTL). Gildred alleges that we owe more than $113,000 of unpaid rent and fees to Gildred and seeks damages for unpaid rent and continued occupancy of the premises. On November 18, 2020, Gildred filed an ex parte application for a writ of attachment or, in the alternative, a temporary protective order. The application was denied on November 24, 2020. On December 28, 2020, Gildred filed another application for a writ of attachment or, in the alternative, a temporary protective order. On January 22, 2021, the court granted Gildred’s application for a writ of attachment. We have paid the amount of the writ in full, which was $469,000. We are current on our rent obligations under the lease with Gildred.

As of April 29, 2021, eight lawsuits have been filed by alleged Obalon stockholders against us and our directors related to the Merger. A complaint captioned Machkovsky v. Obalon Therapeutics, Inc. et al, Case No. 1:21-cv-03160, was filed by Gregory Machkovsky in the United States District Court for the Southern District of New York on April 12, 2021. A complaint captioned Mohammed v. Obalon Therapeutics, Inc. et al, Case No. 1:21-cv-03279, was filed by Mohammed Mohammed in the United States District Court for the Southern District of New York on April 15, 2021. A complaint captioned Hengen v. Obalon Therapeutics, Inc. et al, Case No. 1:21-cv-02058, was filed by Lisa Hengen in the United States District Court for the Eastern District of New York on April 15, 2021. A complaint captioned McCall v. Obalon Therapeutics, Inc. et al, Case No. 1:21-cv-03404, was filed by Jason McCall in the United States District Court for the Southern District of New York on April 19, 2021. A complaint captioned Franchi v. Obalon Therapeutics, Inc. et al, Case No. 1:21-cv-00553-UNA, was filed by Adam Franchi in the United States District Court for the District of Delaware on April 19, 2021. A complaint captioned Finger v. Obalon Therapeutics, Inc. et al, Case No. 3:21-cv-00798-WQH-AGS, was filed by Susan Finger in the United States District Court for the Southern District of California on April 22, 2021. A complaint captioned Redfield v. Obalon Therapeutics, Inc. et al, Case No. 2:21-cv-01897, was filed by Denise Redfield in the United States District Court for the Eastern District of Pennsylvania on April 23, 2021. A complaint captioned Roura v. Obalon Therapeutics, Inc. et al, Case No. 1:21-cv-03694, was filed by Pedro Roura in the United States District Court for the Southern District of New York on April 26, 2021. The Machkovsky, Hengen, Franchi, McCall, Finger and Roura complaints name as defendants Obalon and certain members of our Board. The

Mohammed and Redfield complaints name as defendants Obalon, certain members of our Board, Reshape Lifesciences Inc., and Optimus Merger Sub, Inc.

Each of the complaints allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaints generally allege that our various filings with the SEC, including Form 424B3 Prospectuses and Form S-4s, filed between March 3, 2021 and April 13, 2021, omit and/or misrepresent material information with respect to the proposed transaction, and prevent our stockholders from making a fully informed voting decision on the stock issuance proposal before the May 13, 2021 stockholder vote. The Machkovsky and Roura complaints also allege that the individual defendants breached their fiduciary duty of candor in connection with the Merger.

Each of the complaints seek, among other things, (i) injunctive relief preventing the consummation of the proposed transaction, (ii) damages and (iii) plaintiffs’ attorneys’ and experts’ fees and expenses.

We believe that the claims asserted in the complaints are without merit and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the complaints delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Obalon voluntarily supplemented its definitive joint proxy statement/prospectus filed with the SEC on Form S-4/A on April 9, 2021 as described in our Current Report on Form 8-K filed with the SEC on May 4, 2021. we specifically deny all allegations in the complaints that any additional disclosure was or is required.

ITEM 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report, except for the factors described below. However, the risks described in our Annual Report, and below are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

We are subject to securities class action litigation.

On February 14 and 22, 2018, plaintiff stockholders filed class action lawsuits against us and certain of our executive officers in the United States District Court for the Southern District of California (Hustig v. Obalon Therapeutics, Inc., et al., Case No. 3:18-cv-00352-AJB-WVG, and Cook v. Obalon Therapeutics, Inc. et al., Case No. 3:18-cv-00407-CAB-RBB). On July 24, 2018, the court consolidated the lawsuits and appointed Inter-Local Pension Fund GCC/IBT as lead plaintiff. On October 5, 2018, plaintiffs filed an amended complaint. The amended complaint alleges that we and certain of our executive officers made false and misleading statements and failed to disclose material adverse facts about our business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The amended complaint also alleges violations of Section 11 of the Exchange Act arising out of the Company’s initial public offering. The plaintiffs seek damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The underwriters from our initial public offering have also been named as defendants in this case and we have certain obligations under the underwriting agreement to indemnify them for their costs and expenses incurred in connection with this litigation.

On September 25, 2020, the court granted in part and denied in part the defendants’ motion to dismiss. The court dismissed the Section 11 claims entirely, without leave to amend, and accordingly dismissed the underwriters and certain directors from the case. The Court also dismissed certain statements from the Section 10 claims.

On August 17, 2020, the parties submitted a final settlement agreement of the securities class action for court approval. The settlement provided for a payment of $3.15 million to the plaintiffs, which was paid by the Company’s insurance carriers, and provided that the defendants continue to deny the allegations and claims asserted by the plaintiffs, and are entering into the settlement solely to eliminate the burden and expense of further litigation. On April 22, 2021, the court approved the settlement and dismissed the case.

Such litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation, and cash flows. These factors may materially and adversely affect the market price of our common stock. Such litigation could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation, and cash flows. These factors may materially and adversely affect the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Document	Filed/Furnished Herewith
2.1

Agreement and Plan of Merger, dated as of January 19, 2021, by and among Obalon Therapeutics, Inc., Optimus Merger Sub, Inc., and ReShape Lifesciences Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 20, 2021).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on FormS-1/A filed on September26, 2016).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2018).

3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed on September 26, 2016).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2020).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†     This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡     Management contract or compensatory plan or arrangement.

*

The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OBALON THERAPEUTICS, INC.

Date: May 12, 2021	by:	/s/ Andrew Rasdal
Andrew Rasdal
President & Chief Executive Officer