Form 10-Q
period 2021-06-30
ReShape Lifesciences Inc.
filed 2021-08-16
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-37897

RESHAPE LIFESCIENCES INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1828101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 Calle Amanecer, San Clemente, California 92673
(Address of principal executive offices, including zip code)

(949) 429-6680
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common stock, $0.001 par value per share	RSLS	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2021, 15,842,185 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts; unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$40,163	$2,957
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $1,040 and $968 respectively)	3,422	2,620
Inventory	2,894	2,244
Deferred stock issuance costs	17,705	—
Prepaid expenses and other current assets	1,371	1,073
Total current assets	65,605	8,944
Property and equipment, net	1,588	584
Operating lease right-of-use assets	632	465
Other intangible assets, net	28,924	27,022
Goodwill	21,623	—
Other assets	1,628	46
Total assets	$120,000	$37,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,095	$3,655
Accrued and other liabilities	53,333	3,630
Warranty liability, current	468	397
Debt, current portion, net of deferred financing costs	2,936	3,609
Operating lease liabilities, current	664	314
Total current liabilities	60,496	11,605
Debt, noncurrent portion	—	9,168
Operating lease liabilities, noncurrent	—	163
Warranty liability, noncurrent	732	1,022
Deferred income taxes	615	615
Other liabilities	38	—
Total liabilities	61,881	22,573
Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; zero and 3 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	1
Common stock, $0.001 par value; 100,000,000 and 275,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 8,168,622 and 6,166,554 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	6
Additional paid-in capital	581,823	529,429
Accumulated deficit	(523,603)	(514,827)
Accumulated other comprehensive loss	(109)	(121)
Total stockholders’ equity	58,119	14,488
Total liabilities and stockholders’ equity	$120,000	$37,061

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$3,529	$1,702	$6,750	$4,491
Cost of revenue	1,376	865	2,314	2,150
Gross profit	2,153	837	4,436	2,341
Operating expenses:
Sales and marketing	1,441	831	2,691	2,285
General and administrative	4,311	2,539	7,031	5,375
Research and development	103	465	674	1,761
Total operating expenses	5,855	3,835	10,396	9,421
Operating loss	(3,702)	(2,998)	(5,960)	(7,080)
Other expense (income), net:
Interest expense, net	172	789	771	893
Loss on extinguishment of debt, net	101	—	2,061	—
Loss (gain) on foreign currency exchange, net	(101)	(133)	(69)	10
Loss before income tax provision	(3,874)	(3,654)	(8,723)	(7,983)
Income tax expense (benefit)	28	(50)	53	(68)
Net loss	$(3,902)	$(3,604)	$(8,776)	$(7,915)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.47)	$(0.52)	$(1.11)	$(1.15)
Shares used to compute basic and diluted net loss per share	8,226,144	6,911,497	7,928,702	6,885,368

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(dollars in thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,902)	$(3,604)	$(8,776)	$(7,915)
Foreign currency translation adjustments	(7)	27	12	(21)
Other comprehensive income (loss), net of tax	(7)	27	12	(21)
Comprehensive loss	$(3,909)	$(3,577)	$(8,764)	$(7,936)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(dollars in thousands; unaudited)

	Three Months Ended June 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2021	3	$—	95,388	$1	6,166,554	$6	$532,504	$(519,701)	$(102)	$12,708
Net loss	—	—	—	—	—	—	—	(3,902)	—	(3,902)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(7)	(7)
Cancellation of common stock pursuant to reverse acquisition	—	—	—	—	(2,680,301)	(2)	2	—	—	—
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	3	30,559	—	—	30,561
Reversal of stock compensation	—	—	—	—	—	—	(364)	—	—	(364)
Deferred issuance cost for shares held in abeyance	—	—	—	—	—	—	17,705	—	—	17,705
Institutional exercise of warrants	—	—	—	—	1,250,470	1	1,202	—	—	1,203
Stock options exercised	—	—	—	—	91,864	—	215	—	—	215
Balance June 30, 2021	—	$—	95,388	$—	8,168,622	$8	$581,823	$(523,603)	$(109)	$58,119

	Six Months Ended June 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2020	3	$—	95,388	$1	6,166,554	$6	$529,429	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(8,776)	—	(8,776)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	12	12
Cancellation of common stock pursuant to reverse acquisition	—	—	—	—	(2,680,301)	(2)	2	—	—	—
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	3	30,559	—	—	30,561
Reversal of stock compensation	—	—	—	—	—	—	(263)	—	—	(263)
Issuance of warrants	—	—	—	—	—	—	2,974	—	—	2,974
Deferred issuance cost for shares held in abeyance	—	—	—	—	—	—	17,705	—	—	17,705
Institutional exercise of warrants	—	—	—	—	1,250,470	1	1,202	—	—	1,203
Stock options exercised	—	—	—	—	91,864	—	215	—	—	215
Balance June 30, 2021	—	$—	95,388	$—	8,168,622	$8	$581,823	$(523,603)	$(109)	$58,119

See accompanying Notes to Condensed Consolidated Financial Statements

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(dollars in thousands; unaudited)

	Three Months Ended June 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2020	3	$—	95,388	$1	391,739	$—	$519,131	$(497,508)	$(56)	$21,568
Net loss	—	—	—	—	—	—	—	(3,604)	—	(3,604)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	27	27
Stock-based compensation expense	—	—	—	—	—	—	347	—	—	347
Institutional exercise of warrants	—	—	—	—	5,085,834	5	605	—	—	610
Cashless exercise of warrants	—	—	—	—	58,981	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	50,000	—	205	—	—	205
Balance June 30, 2020	3	$—	95,388	$1	5,586,554	$5	$520,288	$(501,112)	$(29)	$19,153

	Six Months Ended June 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2019	3	$—	95,388	$1	391,739	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(7,915)	—	(7,915)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(21)	(21)
Stock-based compensation expense	—	—	—	—	—	—	774	—	—	774
Issuance of warrants	—	—	—	—	—	—	1,393	—	—	1,393
Institutional exercise of warrants	—	—	—	—	5,085,834	5	605	—	—	610
Cashless exercise of warrants	—	—	—	—	58,981	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	50,000	—	205	—	—	205
Balance June 30, 2020	3	$—	95,388	$1	5,586,554	$5	$520,288	$(501,112)	$(29)	$19,153

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands; unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,776)	$(7,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	40	5
Amortization of intangible assets	828	833
Noncash interest expense	78	117
Loss on extinguishment of debt, net	2,061	—
(Reversal) Stock-based compensation	(263)	774
Bad debt expense	56	185
Provision for inventory excess and obsolescence	13	188
Amortization of debt discount and deferred debt issuance costs	494	756
Other noncash items	15	20
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	(859)	1,028
Inventory	481	(950)
Prepaid expenses and other current assets	(267)	(90)
Accounts payable and accrued liabilities	1,853	(958)
Warranty liability	(219)	142
Other	316	53
Net cash used in operating activities	(4,149)	(5,812)
Cash flows from investing activities:
Capital expenditures	(196)	(82)
Proceeds received from acquisition	5,207	—
Cash provided by (used in) investing activities:	5,011	(82)
Cash flows from financing activities:
Payments of financing costs	—	(59)
Proceeds from institutional exercise of warrants	45,616	610
Proceeds from stock options exercised	216	—
Proceeds from credit agreement	1,000	3,000
Payment of credit agreement	(10,500)	—
Proceeds from PPP loan	—	955
Net cash provided by financing activities	36,332	4,506
Effect of currency exchange rate changes on cash and cash equivalents	12	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,206	(1,409)
Cash, cash equivalents and restricted cash at beginning of period	3,007	2,985
Cash, cash equivalents and restricted cash at end of period	$40,213	$1,576
Supplemental disclosure:
Cash paid for income taxes	$31	$—
Cash paid for interest	296	—
Noncash investing and financing activities:
Purchase price, net of cash received	$25,355	$—
Deferred issuance cost related to abeyance of shares	17,705	—
Fair value of warrants included as a component of loss on extinguishment of debt	2,974	—
Accrued financing costs	3,234	—
Capital expenditures accruals	51	6
Relative fair value of warrants classified as debt issuance costs	—	1,393

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company” or “ReShape”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 11, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Acquisition

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in acquisition related costs in the consolidated statements of operations. The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates

Upon completion of the business combination on June 15, 2021 with Obalon Therapeurtics, Inc. (“Obalon”), the transaction was treated as a “reverse acquisition” for financial accounting purposes. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with the FASB Accounting Standards Codification (“ASC”) 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC.

Goodwill and Long-Lived Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Indefinite-lived intangible assets relate to in-process research and development ("IPR&D") acquired in business combinations. The estimated fair values of IPR&D projects acquired in a business combination which have not reached technological feasibility are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the projects. In accordance with guidance within Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.

We evaluate long-lived assets, including finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows.

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets for the three and six months ended June 30, 2021 and 2020.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 5 regarding the fair value of debt instruments and Note 9 regarding fair value measurements and inputs of warrants.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2021	2020
Stock options	256,881	46
Convertible preferred stock	742	1,288
Warrants	6,181,997	8,283,447

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2021 are discussed below or in the related notes, where appropriate.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes: ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The adoption of this guidance on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

New accounting standards not yet adopted are discussed below.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update provides guidance to clarify and reduce diversity in an accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. In November 2019, the FASB issued ASU No. 2019-11, which amended the new standard by providing additional clarification. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

(2)  Liquidity and Management’s Plans

As of June 30, 2021, the Company had net working capital of approximately $5.1 million, primarily due to the cash and cash equivalents of $40.2 million, which includes $5.2 million obtained in connection with the acquisition of Obalon, and $17.7 million of deferred issuance costs offset by an accrual of $43.2 million due to the timing of the issuance of the common shares in connection with the equity transaction. For further details see notes 8 and 9 below. The $17.7 million deferred issuance costs and the $43.2 million share abeyance accrual will be reclassed to equity for the third quarter ending September 30, 2021 as those shares were issued in July 2021. The Company’s principal source of liquidity as of June 30, 2021 consisted of approximately $40.2 million of cash and cash equivalents and restricted cash, and $3.4 million of accounts receivable. In addition, the Company had its PPP loan and accrued interest forgiven in full, and paid back the $10.5 million of debt with an institutional investor. For further details, see Note 5.

The Company’s anticipated operations include plans to (i) manufacture, and promote the sales and operations of the LAP-BAND® product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecareTM and ReShape Marketplace as an extension of reshapecare (iii) continue clinical testing of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expend our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, which includes the Obalon product line from the recently finalized merger with Obalon that was completed on June 15, 2021. With the recent equity raise the Company believes that it has the flexibility to manage the growth of its expenditures and operations.

COVID-19 Risk and Uncertainties and CARES Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have at times included the cessation of non-elective surgeries in Australia, Europe and the United States for all but emergency procedures. As a result of these mandates, on April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company identified temporary headcount reductions and made the decision to furlough a portion of its workforce. During the second quarter of 2020, the mandated closures began to ease in many areas throughout the world and within the United States. As a result of this, elective surgeries started back up again through various parts of the world, which led to improved sales progressing through the third quarter. Even after the COVID-19 outbreak has subsided, the Company may continue to experience materially adverse impact on its financial condition and results of operation. Additionally, on June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work. The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, and furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan described in more detail in Note 5 below. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that, the PPP Loan had been forgiven in full including all interest incurred. For further details, see Note 5.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	June 30,	December 31,
	2021	2020
Raw materials	$1,227	$174
Sub-assemblies	588	733
Finished goods	1,079	1,337
Total inventory	$2,894	$2,244

Prepaid expenses and other current assets:

	June 30,	December 31,
	2021	2020
Prepaid insurance	$1,114	$619
Prepaid contract research organization expenses	—	295
Other	257	159
Total prepaid expenses and other current assets	$1,371	$1,073

Accrued and other liabilities:

	June 30,	December 31,
	2021	2020
Unissued shares held in abeyance related to the June 2021 exercise of warrants	$43,218	$—
Accrued professional services	5,904	446
Payroll and benefits	2,276	1,735
Accrued insurance premium	699	272
Customer deposits	518	398
Taxes	455	265
Other	263	514
Total accrued and other liabilities	$53,333	$3,630

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors. The Company received the proceeds related to this agreement prior to June 30, 2021, however the shares of common stock were issued to the investors in multiple tranches and not all shares were issued as of June 30, 2021. The value related to the shares not issued prior to June 30, 2021 was recorded as an accrual of $43.2 million. The remainder of the shares of common stock related to this accrual were issued during July 2021. Since the shares are in abeyance, the costs associated with the issuance in the amount of $17.7 million were treated as deferred issuance costs, and will be recognized once the shares are issued.

(4) Goodwill and Intangible Assets

Indefinite-lived intangible assets consist of in-process research and development (“IPR&D”) for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not compete. The estimated useful lives of these finite-lived intangible assets range from 3 to 10 years. The amortization expenses for both the three months ended June 30, 2021 and 2020, was $0.4 million and for both the six months ended June 30, 2021 and 2020 was $0.8 million.

In connection with the merger with Obalon, ReShape recorded $2.7 million of intangible assets related to developed technology. The expected life on the intangible assets is estimated to be 15 years and will be amortized on a straight-line basis. The Company also recorded $21.6 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

Goodwill at December 31, 2020	$—
Goodwill acquired during the year	21,623
Goodwill at June 30, 2021	$21,623

(5)  Debt

	June 30,	December 31,
	2021	2020
Asset purchase consideration	$2,936	$2,867
Credit agreement	—	9,500
PPP Loan	—	955
Total debt	2,936	13,322
Less: unamortized debt discount	—	545
Less: current portion of debt	2,936	3,609
Debt, noncurrent portion	$—	$9,168

CARES Act

On April 24, 2020, the Company entered into a PPP Loan agreement with Silicon Valley Bank (“SVB”) under the PPP, which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP.

On February 23, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred, which resulted in a gain on debt extinguishment of $1.0 million, during the six months ended June 30, 2021.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $0.2 million employee retention credit during the three months ended June 30, 2021, and $0.5 million for the six months ended June 30, 2021.

Credit Agreement

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an institutional investor (the “Lender”), who holds warrants in connection with the June 2019 and September 2019 transactions. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. On June 23, 2020, the Company made the first additional draw of $500 thousand and on July 29, 2020 the second $500 thousand draw was made. As required by the terms of this credit agreement, the lender exercised its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million. In addition, the Company issued to the lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. As an inducement to the Lender to enter into the amendment and make the additional loans contemplated thereby, the Company issued to the Lender an additional 1,200,000 Series G warrants dated September 14, 2020 to purchase an aggregate of 1,200,000 shares of common stock. The original Series G warrants were valued using the relative fair value basis and the amount was recorded as part of the debt issuance costs, see Note 9 for additional details.

On September 14, 2020, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $2.0 million. The Company borrowed $1.0 million of the available amount immediately and the remaining $1.0 million will be available in increments of least $500 thousand with at least 30 days between borrowings and issued an additional 1,200,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $3.9 million. As a result in 2020, the Company recorded a debt discount of approximately $0.6 million and a $2.4 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans was March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On December 16, 2020, the Company and the Lender entered into the third amendment to the credit agreement that increased the amount available under delayed draw term loans by an additional $4.0 million. The Company borrowed the entire $4.0 million of the available amount immediately and issued an additional 4,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $8.9 million. As a result in 2020, the Company recorded a debt discount of approximately $0.6 million and a $5.3 million loss on extinguishment of debt which is comprised of the fair value of the warrants and unamortized debt discount cost with the original credit agreement, offset by the debt discount related to the new debt. At December 31, 2020 there was approximately $0.5 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loan was March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On January 19, 2021, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $1.0 million, which was used to fund the $1.0 million escrow fund securing the termination fee under the Merger Agreement and issued an additional 1,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $10.0 million. As a result, during the three months ended March 31, 2021, the Company recorded a debt discount of approximately $0.5 million and a $3.0 million loss on extinguishment of debt, which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. At March 31, 2021, there was approximately $0.1 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

On March 10, 2021, the Company and the Lender entered into an amendment to the credit agreement that extended the maturity date from March 31, 2021 to March 31, 2022. The Company has accounted for this amendment as a debt modification. The associated unamortized debt discount on the January 19, 2021 amendment of $0.1 million will be amortized as interest expense over the term of the amended credit agreement.

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors, including the Lender, to exercise certain outstanding warrants, for further details on this transaction see Note 9. The Company used some of the proceeds from this transaction to pay off the $10.5 million of debt outstanding under the credit agreement. At June 30, 2021, there was no outstanding amount under the credit agreement.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At June 30, 2021, the aggregate carrying value of the current asset purchase consideration payable of approximately $2.9 million, as adjusted for accretion of interest of approximately $0.6 million.

(6) Leases

The Company has noncancelable operating leases for office and warehouse space in San Clemente and Carlsbad, California, as well as noncancelable operating leases for certain office equipment that expire at various dates through 2022. The Company does not have any short-term leases or financing lease arrangements and the effects of any lease modifications have not been material. Certain of the Company’s equipment leases include variable lease payments that are adjusted periodically based on actual usage. Lease and non-lease components are accounted for separately.

Operating lease costs was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance Sheet Information at June 30, 2021
Operating lease ROU assets	$632

Operating lease liabilities, current portion	$664
Operating lease liabilities, long-term portion	-
Total operating lease liabilities	$664

Cash Flow Information for the Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of operating leases liabilities	$165

Maturities of operating lease liabilities were as follows:

Twelve months ending June 30,
2022	$682
Total lease payments	682
Less: imputed interest	18
Total lease liabilities	$664

Weighted-average remaining lease term at end of period (in years)	0.9
Weighted-average discount rate at end of period	5.1

(7) Acquisition

On June 15, 2021, the Company completed the previously announced merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 3,340,035 shares of common stock valued at $30.6 million at the closing market price of the day of merger and the cancellation of 2,680,301 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. Acquisition related costs of $2.3 million were recorded in general and administrative expense for the three and six months of June 30, 2021.

Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was recorded to goodwill. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed, primarily related to inventory, developed technology, goodwill (including the deductibility for tax purposes) and income tax related accruals:

Current assets	$6,348
Property and equipment, net	848
Right-of-use assets	335
Other assets	1,898
Goodwill	21,623
Developed technology	2,730
Liabilities assumed	(3,220)
Total purchase price	30,562
Less: cash acquired	(5,207)
Total purchase price, net of cash acquired	$25,355

The size of the Obalon acquisition necessitates use of the allowable measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The primary areas of the preliminary acquisition accounting that are not yet finalized include the following: (i) finalizing the review and valuation of property and equipment (including the models, key assumptions, estimates and inputs used), (ii) finalizing the review and valuation of related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), (iv) finalizing our review of certain assets acquired and liabilities assumed, (v) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We will continue to evaluate these items, until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. The developed technology has been capitalized at fair value as an intangible asset with an estimated life of 15 years. The developed technology was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return, using nonrecurring Level 3 inputs. The discount rate used was 22.0%.

(8)  Equity

June 2021 Exercises of Warrants for Common Stock

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants to purchase up to an aggregate of 7.9 million shares of the Company’s common stock, which 7.1 million of the shares were issued in July in accordance with the terms of the warrant exercise agreement. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 5.9 million shares (equal to 75% of the shares of common stock issued in connection with the exercise) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The investors paid a cash purchase price for the New Warrants equal to $0.09375 per share of common stock underlying the New Warrants. In connection with the exercise, the Company also agreed to reduce the exercise price of certain of the existing warrants to $6.00, which is equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 9 below.

The gross proceeds to the Company from the Exercise and the sale of the New Warrants was approximately $45.5 million, prior to deducting placement agent fees and estimated offering expenses. The Company used approximately $10.8 million was used to pay off the credit agreement, including $10.5 million of debt and $0.3 million of accrued interest under its secured credit agreement dated March 25, 2020, as amended, see Note 5 above for further details. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.

On June 18, 2021, the Company issued 100,000 shares of common stock to two healthcare focused institutional investors, totaling 200,000 shares of common stock and on June 21, 2021, the Company issued 130,445 and 57,229 shares of common stock to two healthcare focused institutional investors totaling 187,674 shares of common stock, as an exercise of pre-funded warrants issued in connection with the September 2019 private placement transactions. The Company received approximately $0.1 million in connection with the exercises.

On June 18, 2021, the Company issued 91,864 shares of common stock related to the exercise of previous Obalon employees exercising stock option awards. The Company received $0.2 million related to this exercise.

December 2020 Exercise of Warrants for Common Stock

On December 3, 2020, the Company issued 290,000 shares of common stock to two healthcare focused institutional investors, totaling 580,000 shares of common stock, as an exercise of pre-funded warrants issued in connection with the June 2019 and September 2019 private placement transactions. The Company received approximately $0.1 million in connection with these exercises.

June 2020 Cashless Exercise of Warrants for Common Stock

On June 23, 2020, the Company issued 58,981 shares of common stock as a cashless exercise of warrants issued to the placement agents in connection with the June 2019 private placement with healthcare focused institutional investors.

May 2020 Common Stock Issued for Professional Services

On May 28, 2020, the Company issued 50,000 shares of common stock, having an aggregate fair value of $0.2 million for ongoing professional services. The $0.2 million was recorded as a prepaid asset and will be amortized over the minimum life of the agreement.

April 2020 Exercise of Warrants for Common Stock

As discussed in Note 5 above, in connection with the credit agreement, the lender exercised its Series C and Series F warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million.

(9) Warrants

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants. As part of this agreement the Company modified the Series E warrants issued September 23, 2019 from an exercise price of $10.64 per share to $6.00 per share, the Series G warrants issued on March 25, 2020 from an exercise price of $6.56 per share to $6.00 per share, the Series G warrants issued on December 17, 2020 from an exercise price of $6.21 per share to $6.00 per share and the Series G warrants issued on January 21, 2021 from an exercise price of $6.21 per share to $6.00 per share. The company issued a total of 7,929,384 shares of common stock in connection with this transaction and issued an additional 5,947,039 new warrants. These new warrants were valued at $18.5 million using the fair value approach at the time of issuance. The fair value the new warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.898%, an expected term of five year; expected dividends of zero and expected volatility of 97.6%.

On January 19, 2021, the Company issued 1,000,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $3.0 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt during the three months ended March 31, 2021, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.45%, an expected term of five years; expected dividends of zero and expected volatility of 97.1%.

On December 16, 2020, the Company issued 4,000,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $5.6 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt in 2020, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.37%, an expected term of five years; expected dividends of zero and expected volatility of 100.8%.

On September 14, 2020, the Company issued 1,200,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $2.9 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt in 2020, see Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.27%, an expected term of five years; expected dividends of zero and expected volatility of 101.1%.

On March 25, 2020, the Company issued 1,200,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with the credit agreement, see Note 5 above for details. The Series G Warrants were valued at $1.4 million using the relative fair value approach at the time of issuance and was recorded as deferred debt issuance cost in 2020. The relative fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.56%; an expected term of five years; expected dividends of zero and expected volatility of 97.00%.

(10) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months ended March 31, 2021 and 2020, the Company primarily only sold the LAP-BAND product line. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$2,633	$1,458	$5,153	$3,412
Australia	277	120	570	418
Europe	590	124	969	636
Rest of world	29	—	58	25
Total net revenue	$3,529	$1,702	$6,750	$4,491

*The next largest individual country outside the United States was the United Kingdom for the three months ended June 30, 2021, which was 4.5% of total revenues, and Australia for the six months ended June 30, 2021, which was 8.5% of total revenues. Australia was the next largest individual country outside the United States for both the three and six months ended June 30, 2020, at 7.0% and 9.3% respectively, of total revenues.

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the LAP-BAND product line, which consisted of nearly all our revenue and gross profit for the three and six months ended June 30, 2021 and 2020. During the second half of 2020 the Company launched reshapecare, which had minimal revenue for the three and six months ended June 30, 2021 and no revenue for the three and six months ended June 30, 2020. The Company anticipates generating more reshapecare revenue in the second half of 2021. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation for the three and six months ended June 30, 2021 and 2020 as these two products are still in the development stage. There was also no revenue recorded for the recently acquired Obalon line.

(11) Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of our annual effective tax rate,

adjusted for discrete items arising in that quarter. In each quarter the Company updates its estimate of the annual effective tax rate. The Company’s quarter tax provision, and quarterly estimate of annual effective tax rate, are subject to significant volatility due to several factors, including the Company’s ability to accurately predict pre-tax income and loss. During the three and six months ended June 30, 2021, a $28 thousand and $53 thousand, respectively, tax expense was recorded, primarily due to projected income in Australia and Netherlands. During the three and six months ended June 30, 2020, a $50 thousand and $68 thousand, respectively, tax benefit was recorded, primarily related to projected losses in Australia.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both March 31, 2021 and December 31, 2020.

Additionally, as stated above, upon completion of the business combination on June 16, 2021 with Obalon Therapeutics, Inc. (“Obalon”), the transaction was treated as a “reverse acquisition” for financial accounting purposes. Due to the fact that more than 50% of the former ReShape shareholders retained ownership in the newly consolidated group, it is intended to be treated as a reverse acquisition for tax purposes as well.

(12)  Stock-based Compensation

Stock-based compensation expense related to stock options issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) and as inducement grants for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$(364)	347	$(263)	$774
Total stock-based compensation expense	$(364)	$347	$(263)	$774

As part of the merger agreement with Obalon, all of the outstanding, vested and unvested stock option awards granted by ReShape were forfeited and cancelled. As a result of this the Company reversed the previously recognized expense for the unvested awards at the time the merger was completed. As of June 30, 2021, there are no outstanding awards related to ReShape’s stock incentive plan. There are no unvested shares under the Obalon stock incentive plan. No stock awards have been granted during the three and six months ended June 30, 2021 under either the ReShape or Obalon stock incentive plans.

(13)  Commitments and Contingencies

Litigation

The Company is not currently a party to any material litigation and the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigations, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

Product Liability Claims

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations. The Company is not currently a party to any product liability litigation and is not aware of any pending or threatened product liability litigation that is reasonably possible to have a material adverse effect on the Company’s business, operating results or financial condition.

(14) Subsequent Events

Exchange Agreement

On July 16, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with existing institutional investors (the “Investors”) to exchange certain outstanding warrants (the “Exchange Warrants”) for shares of common stock and new warrants to purchase common stock. The investors held common stock purchase warrants issued by the Company prior to the merger with Obalon. The merger constituted a fundamental transaction under the Exchange Warrants and, as a result thereof, pursuant to the terms and conditions of the Exchange Warrants, the investors were entitled to a cash payment equal to the Black Scholes value of the Exchange Warrants, calculated in accordance with the terms of the Exchange Warrants (the “Black Scholes Payment”).

Subject to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), in lieu of the Black Scholes Payment, the Company and the Investors agreed to exchange all of the Exchange Warrants for (a) a total of 504,861 shares of common stock, which was calculated by dividing the Black Scholes Payment by $4.038, which was equal to 95% of the closing market price of the Company’s common stock on The Nasdaq Capital Market on July 16, 2021 and (b) new warrants to purchase up to a total of 400,000 shares of common stock at an exercise price equal to $4.038 with a term of five years.

Restricted Stock Unit Grants

On July 22, 2021, the Company issued a total of 3,610,572 restricted stock unit (“RSUs”) grants to certain members of the management team and the board of directors. The non-employee board members received a total of 1,244,208 RSUs, 50% of which vested immediately and 50% of which will vest on January 1, 2022. The management team received a total of 2,366,364 RSUs, a portion of which vested immediately based on the grantee’s duration of service with the Company and the remainder of which will vest monthly for up to 36 months.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "could," "intends," "might," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the "Risk Factors" section included in Item 1A of our most recent Annual Report on Form 10-K.

Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the LAP-BAND Adjustable Gastric Banding System, reshapecare virtual health coaching program, the ReShape Vest an investigational device to help treat more patients with obesity, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

Recent Developments

On January 19, 2021, the Company entered into the fourth amendment to the credit agreement that increased the amount available under the delayed draw term loans by $1.0 million, of which all funds were received upfront and used for the escrow fund securing the termination fee under the Merger Agreement. The maturity date of the loans under the credit agreement, including those under the amendment was March 31, 2021, which as subsequently been paid in full.

On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred.

On March 10, 2021, the Company entered into the fifth amendment to the credit agreement that extended the maturity date from March 31, 2021 to March 31, 2022.

On June 15, 2021, we completed our merger with Obalon, pursuant to which a wholly owned subsidiary of Obalon merged with and into ReShape. As a result of the merger, Obalon was renamed “ReShape Lifesciences Inc.” and ReShape Lifesciences Inc. was renamed “ReShape Weightloss Inc.”, which is now a wholly owned subsidiary of ReShape Lifesciences Inc.

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants to purchase up to an aggregate of 7.9 million shares of the Company’s common stock. In consideration for the immediate exercise of the existing warrants for cash, the investors were granted new unregistered warrants to purchase up to 5.9 million shares of common stock with an exercise price of $6.00 per share. The Company received approximately $45.5 million in proceeds, of which $10.8 million was used to pay off the credit agreement, including $10.5 million of debt and $0.3 million of accrued interest. The remaining proceeds will be used for working capital and general corporate purposes.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue	$3,529	100.0%	$1,702	100.0%	$6,750	100.0%	$4,491	100.0%
Cost of goods sold	1,376	39.0%	865	50.8%	2,314	34.3%	2,150	47.9%
Gross profit	2,153	61.0%	837	49.2%	4,436	65.7%	2,341	52.1%
Operating expenses:
Sales and marketing	1,441	40.8%	831	48.8%	2,691	39.9%	2,285	50.9%
General and administrative	4,311	122.2%	2,539	149.2%	7,031	104.2%	5,375	119.7%
Research and development	103	2.9%	465	27.3%	674	10.0%	1,761	39.2%
Total operating expenses	5,855	165.9%	3,835	225.3%	10,396	154.0%	9,421	209.8%
Operating loss	(3,702)	(104.9)%	(2,998)	(176.1)%	(5,960)	(88.3)%	(7,080)	(157.6)%
Other expense (income), net:
Interest expense, net	172	4.9%	789	46.4%	771	11.4%	893	19.9%
Loss on extinguishment of debt, net	101	2.9%	—	—%	2,061	30.5%	—	—%
Loss (gain) on foreign currency	(101)	(2.9)%	(133)	(7.8)%	(69)	(1.0)%	10	0%
Loss before income tax provision	(3,874)	(109.8)%	(3,654)	(214.7)%	(8,723)	(129.2)%	(7,983)	(177.8)%
Income tax expense (benefit)	28	0.8%	(50)	(2.9)%	53	0.8%	(68)	(1.5)%
Net loss	$(3,902)	(110.6)%	$(3,604)	(211.8)%	$(8,776)	(130.0)%	$(7,915)	(176.2)%

Non-GAAP Disclosures

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, these non-GAAP financial measures are more indicative of the Company’s ongoing core operating performance than their GAAP equivalents.

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in the Form 10-Q have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

Adjusted EBITDA

Management uses adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, and other one-time costs.

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net loss	$(3,902)	$(3,604)	$(8,776)	$(7,915)
Adjustments:
Interest expense, net	172	789	771	893
Income tax expense (benefit)	28	(50)	53	(68)
Depreciation and amortization	450	418	868	838
Stock-based compensation expense	(364)	347	(263)	774
Loss on extinguishment of debt, net	101	—	2,061	—
Professional fees incurred in connection with the Obalon merger	2,277	—	2,277	—
Non-GAAP loss	$(1,238)	$(2,100)	$(3,009)	$(5,478)

Comparison of Results of Operations

Three months ended June 30, 2021 and June 30, 2020

Net Revenue: The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2021 and 2020, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2021		2020		Change	Change
United States	$2,633	74.6%	$1,458	85.7%	$1,175	80.6%
Australia	277	7.8%	120	7.1%	157	130.8%
Europe	590	16.7%	124	7.3%	466	375.8%
Rest of world	29	0.9%	—	(0.1)%	29	—%
Total net revenue	$3,529	100.0%	$1,702	100.0%	$1,827	107.3%

Revenue totaled $3.5 million for the three months ended June 30, 2021, compared to $1.7 million for the same period in 2020. The primary reason for the increase in revenue of $1.8 million, or 107.3%, is due to a $1.2 million increase in sales for the United States, and a $0.6 million increase internationally. The increase both domestically and internationally, is primarily due to decreased COVID 19 pandemic restrictions that were in place for the second quarter of 2020. There has also been a rise in obesity awareness due to the complications associated with COVID 19, which has helped increase sales.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2021 and 2020, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2021		2020		Change	Change
Revenue	$3,529	100.0%	$1,702	100.0%	$1,827	107.3%
Cost of goods sold	1,376	39.0%	865	50.8%	511	59.1%
Gross profit	$2,153	61.0%	$837	49.2%	$1,316	157.2%

Gross Profit. Gross profit for the three months ended June 30, 2021 was $2.1 million compared to $0.8 million for the same period in 2020, an increase of $1.3 million. Gross profit as a percentage of total revenue for the three months ended June 30, 2021 was 61.0% compared to 49.2% for the same period in 2020. The increase in gross profit margin is primarily due to increased volume, as revenue increased 107.3%, and lower overhead department and period expenses.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended June 30, 2021 and 2020, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2021		2020		Change	Change
Sales and marketing	$1,441	40.8%	$831	48.8%	$610	73.4%
General and administrative	4,311	122.2%	2,539	149.2%	1,772	69.8%
Research and development	103	2.9%	465	27.3%	(362)	(77.8)%
Total operating expenses	$5,855	165.9%	$3,835	225.3%	$2,020	52.7%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2021 increased by $0.6 million, or 73.4%, to $1.4 million, compared to $0.8 million for the same period in 2020. The increase is mainly due to an increase in advertising and marketing expenses of $0.4 million and an increase in payroll related expenses of $0.2 million. With the recent equity raise, the Company now expects to devote more resources toward sales and marketing, and hence increase sales and marketing expenses as a percentage of revenue through the remainder of the year.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2021 increased by $1.8 million, or 69.8%, to $4.3 million, compared to $2.5 million for the same period in 2020. The increase is primarily due to an increase in audit, consulting, legal and other professional services of $2.5 million, of which $2.3 million was directly related to the merger with Obalon. This increase was offset by a decrease in stock compensation expense of $0.7 million due to the cancellation of all stock option awards per the terms of the merger with Obalon and a decrease of $0.1 million in insurance costs.

Research and Development Expense. Research and development expenses for the three months ended June 30, 2021 decreased by $0.4 million, or 77.8%, to $0.1 million, compared to $0.5 million for the same period in 2020. The decrease is primarily a result of a slowdown in clinical trials for the ReShape Vest due to the COVID 19 pandemic.

Net Interest Expense. Net interest expense for the three months ended June 30, 2021 decreased by $0.6 million to $0.2 million compared to $0.8 million for the same period in 2020. The primary reason for the decrease is due to the modification of the credit agreement during March of 2021 with an institutional investor that extended the maturity date resulting in a lower amortization of the debt discount.

Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net for the three months ended June 30, 2021 was $0.1 million, which was related to the early payment of the debt in June of 2021.

Loss (Gain) on Foreign Currency. Gain on foreign currency for both the three months ended June 30, 2021, and 2020, was $0.1 million. Foreign currency gains relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances.

Income Tax Expense (Benefit). Income tax expense was $28 thousand for the three months ended June 30, 2021, primarily related to projected income in Australia and Netherlands, compared to a benefit of $50 thousand for the three months ended June 30, 2020.

Six months ended June 30, 2021 and June 30, 2020

Net Revenue: The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2021 and 2020, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2021		2020		Change	Change
United States	$5,153	76.3%	$3,412	76.0%	$1,741	51.0%
Australia	570	8.4%	418	9.3%	152	36.4%
Europe	969	14.4%	636	14.2%	333	52.4%
Rest of world	58	0.9%	25	0.5%	33	132.0%
Total net revenue	$6,750	100.0%	$4,491	100.0%	$2,259	50.3%

Revenue totaled $6.8 million for the six months ended June 30, 2021, compared to $4.5 million for the six months ended for the same period in 2020. The primary reason for the increase in revenue of $2.3 million, or 50.3%, is due to a $1.7 million increase in sales for the United States, and a $0.6 million increase internationally. The increase both domestically and internationally, is primarily due to lessened COVID 19 pandemic restrictions for elective surgeries during the first half of 2021. There has also been a rise in obesity awareness due to the complications associated with COVID 19, which has helped increase sales.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2021 and 2020, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2021		2020		Change	Change
Revenue	$6,750	100.0%	$4,491	100.0%	$2,259	50.3%
Cost of goods sold	2,314	34.3%	2,150	47.9%	164	7.6%
Gross profit	$4,436	65.7%	$2,341	52.1%	$2,095	89.5%

Gross Profit. Gross profit for the six months ended June 30, 2021 was $4.4 million compared to $2.3 million for the same period in 2020, an increase of $2.1 million. Gross profit as a percentage of total revenue for the six months ended June 30, 2021 was 65.7% compared to 52.1% for the same period in 2020. The increase in gross profit margin is primarily due to increased volume, as revenue increased 50.3%, lower overhead department and period expenses, and improved product mix with higher domestic sales as a percentage of revenue, which have a higher gross profit margin than international sales.

Operating Expenses: The following table summarizes our unaudited operating expenses for the six months ended June, 2021 and 2020, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2021		2020		Change	Change
Sales and marketing	$2,691	39.9%	$2,285	50.9%	$406	17.8%
General and administrative	7,031	104.2%	5,375	119.7%	1,656	30.8%
Research and development	674	10.0%	1,761	39.2%	(1,087)	(61.7)%
Total operating expenses	$10,396	154.1%	$9,421	209.8%	$975	10.3%

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2021 increased by $0.4 million, or 17.8%, to $2.7 million, compared to $2.3 million for the same period in 2020. The increase is mainly due to increases in advertising and marketing expenses of $0.4 million and commissions of $0.1 million from higher revenue, offset by a decrease in consulting fees of $0.1 million. With the recent equity raise, the Company now expects to devote more resources toward sales and marketing expenses, and hence increase sales and marketing expenses as a percentage of revenue through the remainder of the year.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2021, increased by $1.7 million, or 30.8%, to $7.0 million, compared to $5.4 million for the same period in 2020. The increase is primarily due to an increase in audit, consulting, legal and other professional services of $2.9 million, of which $2.3 million is directly related to the merger with Obalon. This increase was offset by a decrease in stock compensation expense of $1.0 million due to the cancellation of all stock option awards per the terms of the merger with Obalon, a decrease of $0.1 million in insurance costs, a decrease in bad debt expenses of $0.1 million as the Company continues to improve its collections efforts and a decrease of $0.1 million in travel and entertainment expenses.

Research and Development Expense. Research and development expenses for the six months ended June 30, 2021 decreased by $1.1 million, or 61.7%, to $0.7 million, compared to $1.8 million for the same period in 2020. The decrease is primarily a result of a slowdown in clinical trials for the ReShape Vest due to the COVID 19 pandemic.

Net Interest Expense. Net interest expense for the six months ended June 30, 2021 decreased by $0.1 million to $0.8 million compared to $0.9 million for the same period in 2020. The primary reason for the decrease is due to the modification of the credit agreement during March of 2021 with an institutional investor that extended the maturity date resulting in a lower amortization of the debt discount.

Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net for the six months ended June 30, 2021 was $2.1 million, which consisted of losses of $3.0 million related to the fair value of the warrants issued in connection with the January 19, 2021 credit agreement amendments and $0.1 million related to the early payment of the debt. These losses were offset by a $1.0 million gain on the full extinguishment of our PPP loan, as we received official confirmation of forgiveness on March 1, 2021.

Loss (Gain) on Foreign Currency. Gain on foreign currency for the six months ended June 30, 2021, was $0.1 million compared to a loss of $10 thousand for the same period in 2020. Foreign currency gains and losses relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances.

Income Tax Expense (Benefit). Income tax expense was $53 thousand for the six months ended June 30, 2021, primarily related to projected income in Australia and Netherlands, compared to a benefit of $68 thousand for the six months ended June 30, 2020.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the six months ended June 30, 2021 and 2020, we received proceeds of $45.6 million and $0.6 million, respectively, from exercises of warrants by institutional investors, and $1.0 million and $3.0 million, respectively, from the credit agreement with an institutional investor. As of June 30, 2021, we had $40.2 million of cash and cash equivalents, which includes $5.2 million of cash received in connection with the acquisition of Obalon and including $50 thousand of restricted cash. During March of 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred.

In January 2021, we entered into an agreement to merge with Obalon resulting in the removal of the going concern opinion. During June of 2021, the Company completed the merger with Obalon and obtained approval for the combined Company’s common stock to be traded on the NASDAQ Capital Market. As of June 30, 2021, the Company has not made a draw on this Credit Facility.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(4,149)	$(5,812)
Net cash used in investing activates	5,011	(82)
Net cash provided in financing activities	36,332	4,506
Effect of exchange rate changes	12	(21)
Net change in cash and cash equivalents	$37,206	$(1,409)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $4.1 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, net cash used in operating activities was primarily the result of our net loss of $8.8 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.8 million, net loss on extinguishment of debt of $2.1 million, and amortization of debt discount of $0.5 million, offset by the cancellation of unvested stock options of $0.3 million. In addition, we had an increase in sales that resulted in a cash inflow related to inventory of $0.5 million, as well as a positive cash effect related to accounts payable and accrued liabilities of $1.9 million and other long-term assets of $0.3 million. This was offset by a $0.9 million negative cash effect from increased accounts receivable primarily attributable to late sales during the second quarter and an increase in prepaids and current assets of $0.3 million.

For the six months ended June 30, 2020, net cash used in operating activities was primarily the result of our net loss of $7.9 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.8 million, stock based compensation expense of $0.8 million, amortization of deferred debt issuance cost of $0.8 million, bad debt expense of $0.2 million, provision for inventory excess and obsolescence of $0.2 million and noncash interest expense of $0.1 million. In addition, the Company has focused on collection of accounts receivable, which resulted in an increase to cash of $1.0 million, which was offset by an increase in inventory of $1.0 million primarily due to slower sales related to the COVID-19 pandemic, and a decrease in accounts payable and accrued liabilities of $1.0 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $5.0 million, which comprised of $5.2 million of cash received in connection with the merger with Obalon, offset by capital expenditures $0.2 million related to the process of moving manufacturing from Costa Rica to the United States, and product development.

There was $0.1 million used in investing activities for the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $36.3 million for the six months ended June 30, 2021, due to proceeds of $45.6 million received from exercises of warrants from institutional investors, $1.0 million received from the credit agreement with an institutional investor, and $0.2 million in proceeds received from stock option exercises, offset by the early payment of $10.5 million to pay off the credit agreement.

Net cash provided by financing activities of $4.5 million for the six months ended June 30, 2020, consisted of proceeds received from the credit agreement with an institutional investor of $3.0 million, $1.0 million received under the CARES Act in the form of a PPP Loan and $0.6 million in cash received from the exercise of warrants, offset by approximately $0.1 million of debt issuance costs.

Operating Capital and Capital Expenditure Requirements

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the LAPBAND product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecare and ReShape Marketplace as an extension of reshapecare, (iii) continue clinical test of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

Our forecast of the period of time through which our financial resources will be adequate to support our operations, the costs to complete development of products and the cost to commercialize our products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part I, Item 1A, “Risk Factors”, of our Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the ReShape Vest and Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and any products that we may develop;
●	the rate of market acceptance of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, reshapecare, ReShape Vest, Diabetes Bloc-Stim Neuromodulation or future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and

●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes from the information discussed therein.

During the six months ended June 30, 2021 there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the acquisition and goodwill policies describe in Note 1 to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM  4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any litigation and the Company is not aware of any pending or threatened litigation against it that reasonably likely to have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2020 Annual Report on Form 10-K filed on March 11, 2021.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None, except as described above in this Form 10-Q.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

3.1

Third Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.2

Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

4.1

Form of Warrant issued in connection with Warrant Exercise Agreement, dated June 28, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on July 2, 2021).

4.2	Form of Warrant issued in connection with Exchange Agreement, dated July 16, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on July 19, 2021).

10.1

Second Amended and Restated 2003 Stock Incentive Plan of ReShape Lifesciences Inc., as amended on May 23, 2018 (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-4 filed by the Company on March 30, 2021).

10.2

Form of Stock Option Grant Notice and Stock Option Agreement under ReShape Lifesciences Inc.’s Second Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4 filed by the Company on March 30, 2021).

10.3

Executive Employment Agreement, dated as of August 26, 2019, by and between ReShape Lifesciences Inc. and Barton Bandy (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4 filed by the Company on March 30, 2021).

10.4

Employment Agreement, dated as of October 29, 2019, by and between ReShape Lifesciences Inc. and Thomas Stankovich (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4 filed by the Company on March 30, 2021).

10.5

Executive Employment Agreement, dated as of May 22, 2017, by and between ReShape Lifesciences Inc. and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4 filed by the Company on March 30, 2021).

10.6

Lease agreement, entered into January 20, 2017, by and between ReShape Medical, Inc. and San Clemente Holdings, LLC (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4 filed by the Company on March 30, 2021).

10.7

Warrant Exercise Agreement, dated June 28, 2021, by and among ReShape
Lifesciences Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 2, 2021).

Exhibit No.	Description

10.8

Form of Exchange Agreement, dated July 16, 2021, by and among ReShape Lifesciences Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 19, 2021).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

	BY:	/S/ BARTON P. BANDY
Barton P. Bandy
President and Chief Executive Officer
(principal executive officer)

	BY:	/S/ thomas stankovich
Thomas Stankovich
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 16, 2021