Form 10-Q
period 2021-09-30
ReShape Lifesciences Inc.
filed 2021-11-12
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 17,784,027 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,243	$2,957
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $477 and $968 respectively)	3,457	2,620
Inventory	3,206	2,244
Prepaid expenses and other current assets	1,633	1,073
Total current assets	37,589	8,944
Property and equipment, net	1,602	584
Operating lease right-of-use assets	450	465
Other intangible assets, net	28,469	27,022
Goodwill	21,053	—
Other assets	1,535	46
Total assets	$90,698	$37,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,112	$3,655
Accrued and other liabilities	3,235	3,630
Warranty liability, current	545	397
Debt, current portion, net of deferred financing costs	2,971	3,609
Operating lease liabilities, current	473	314
Total current liabilities	10,336	11,605
Debt, noncurrent portion	—	9,168
Operating lease liabilities, noncurrent	—	163
Warranty liability, noncurrent	527	1,022
Deferred income taxes	615	615
Total liabilities	11,478	22,573
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; zero and 3 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	1
Common stock, $0.001 par value; 100,000,000 and 275,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 17,688,331 and 6,166,554 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18	6
Additional paid-in capital	620,611	529,429
Accumulated deficit	(541,302)	(514,827)
Accumulated other comprehensive loss	(107)	(121)
Total stockholders’ equity	79,220	14,488
Total liabilities and stockholders’ equity	$90,698	$37,061

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,708	$3,602	$10,458	$8,092
Cost of revenue	1,573	1,321	3,886	3,471
Gross profit	2,135	2,281	6,572	4,621
Operating expenses:
Sales and marketing	3,496	1,160	6,186	3,446
General and administrative	12,052	2,434	19,085	7,809
Research and development	1,571	859	2,245	2,619
Total operating expenses	17,119	4,453	27,516	13,874
Operating loss	(14,984)	(2,172)	(20,944)	(9,253)
Other expense (income), net:
Interest expense, net	33	739	804	1,632
Warrant expense	2,813	—	2,813	—
Loss on extinguishment of debt, net	—	2,435	2,061	2,435
Gain on foreign currency exchange, net	(101)	(128)	(170)	(118)
Loss before income tax provision	(17,729)	(5,218)	(26,452)	(13,202)
Income tax expense (benefit)	(30)	(39)	23	(108)
Net loss	$(17,699)	$(5,179)	$(26,475)	$(13,094)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.48)	$(1.32)	$(2.51)	$(3.36)
Shares used to compute basic and diluted net loss per share	11,997,370	3,927,986	10,546,683	3,896,964

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,699)	$(5,179)	$(26,475)	$(13,094)
Foreign currency translation adjustments	2	(45)	14	(66)
Other comprehensive income (loss), net of tax	2	(45)	14	(66)
Comprehensive loss	$(17,697)	$(5,224)	$(26,461)	$(13,160)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2021	—	$—	95,388	$—	8,168,622	$8	$564,118	$(523,603)	$(109)	$40,414
Net loss	—	—	—	—	—	—	—	(17,699)	—	(17,699)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	2	2
Stock compensation	—	—	—	—	—	—	10,720	—	—	10,720
Stock options exercised	—	—	—	—	90,832	—	201	—	—	201
Issuance of stock from RSUs	—	—	—	—	1,755,710	2	(2)	—	—	—
Issuance of warrants	—	—	—	—	—	—	1,535	—	—	1,535
Institutional exercise of warrants	—	—	—	—	7,635,667	8	43,433	—	—	43,441
Warrant liability reclassified to equity	—	—	—	—	—	—	476			476
Restricted shares issued for consulting services	—	—	—	—	37,500	—	130	—	—	130
Balance September 30, 2021	—	$—	95,388	$—	17,688,331	$18	$620,611	$(541,302)	$(107)	$79,220

	Nine Months Ended September 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2020	3	$—	95,388	$1	3,486,253	$4	$529,431	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(26,475)	—	(26,475)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	14	14
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	3	30,559	—	—	30,561
Stock compensation	—	—	—	—	—	—	10,457	—	—	10,457
Stock options exercised	—	—	—	—	182,696	—	416	—	—	416
Issuance of stock from RSUs	—	—	—	—	1,755,710	2	(2)	—	—	—
Issuance of warrants	—	—	—	—	—	—	4,508	—	—	4,508
Institutional exercise of warrants	—	—	—	—	8,886,137	9	44,636	—	—	44,645
Warrant liability reclassified to equity	—	—	—	—	—	—	476	—	—	476
Restricted shares issued for consulting services	—	—	—	—	37,500	—	130	—	—	130
Balance September 30, 2021	—	$—	95,388	$—	17,688,331	$18	$620,611	$(541,302)	$(107)	$79,220

See accompanying Notes to Condensed Consolidated Financial Statements

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at June 30, 2020	3	$—	95,388	$1	5,586,554	$5	$520,288	$(501,112)	$(29)	$19,153
Net loss	—	—	—	—	—	—	—	(5,179)	—	(5,179)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(45)	(45)
Stock-based compensation expense	—	—	—	—	—	—	255	—	—	255
Issuance of warrants	—	—	—	—	—	—	2,899			2,899
Balance September 30, 2020	3	$—	95,388	$1	5,586,554	$5	$523,442	$(506,291)	$(74)	$17,083

	Nine Months Ended September 30, 2020
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2019	3	$—	95,388	$1	391,739	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(13,094)	—	(13,094)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(66)	(66)
Stock-based compensation expense	—	—	—	—	—	—	1,029	—	—	1,029
Issuance of warrants	—	—	—	—	—	—	4,292	—	—	4,292
Institutional exercise of warrants	—	—	—	—	5,085,834	5	605	—	—	610
Cashless exercise of warrants	—	—	—	—	58,981	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	50,000	—	205	—	—	205
Balance September 30, 2020	3	$—	95,388	$1	5,586,554	$5	$523,442	$(506,291)	$(74)	$17,083

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,475)	$(13,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	8
Amortization of intangible assets	1,284	1,249
Noncash interest expense	104	175
Loss on extinguishment of debt, net	2,061	2,435
Stock-based compensation	10,457	1,029
Bad debt expense	62	184
Provision for inventory excess and obsolescence	162	244
Warrant expense	2,813	—
Amortization of debt discount and deferred debt issuance costs	494	1,392
Other noncash items	12	21
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	(900)	962
Inventory	21	(915)
Prepaid expenses and other current assets	(399)	613
Accounts payable and accrued liabilities	(1,838)	(1,260)
Warranty liability	(347)	116
Other	408	53
Net cash used in operating activities	(11,949)	(6,788)
Cash flows from investing activities:
Capital expenditures	(285)	(230)
Proceeds received from acquisition	5,207	—
Cash provided by (used in) investing activities:	4,922	(230)
Cash flows from financing activities:
Payments of financing costs	(3,234)	(59)
Proceeds from institutional exercise of warrants	45,616	610
Proceeds from stock options exercised	417	—
Proceeds from credit agreement	1,000	4,500
Payment of credit agreement	(10,500)	—
Proceeds from PPP loan	—	955
Net cash provided by financing activities	33,299	6,006
Effect of currency exchange rate changes on cash and cash equivalents	14	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,286	(1,078)
Cash, cash equivalents and restricted cash at beginning of period	3,007	2,985
Cash, cash equivalents and restricted cash at end of period	$29,293	$1,907
Supplemental disclosure:
Cash paid for income taxes	$37	$—
Cash paid for interest	296	—
Noncash investing and financing activities:
Purchase price, net of cash received	$25,355	$—
Fair value of warrants included as a component of loss on extinguishment of debt	2,974	2,899
Fair value of common stock and warrants issued related to the fundamental transaction exchange	2,813	—
Capital expenditures accruals	68	193
Relative fair value of warrants classified as debt issuance costs	—	1,393

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

Revision of Previously Issued Financial Statement for Correction of Immaterial Errors

The Company revised the accompanying statement of operations for the period ended June 30, 2020, and condensed consolidated balance sheet and condensed consolidated statement of equity as of December 31, 2020, to reflect the correction of an immaterial error for amounts previously not reflected in the statements attributable to the share ratio adjustment to the Company’s common stock related to the merger with Obalon Therapeutics, Inc. (“Obalon”). This revision has no impact on the Company’s net income or retained earnings.

The following table summarizes the effect of the revision on each financial statement line item for the periods ended, as indicated (in thousands, except per share information):

	Condensed Consolidated Balance Sheet
	As Previously
	Reported	Adjustment	As Revised
As of December 31, 2020
Common stock	$6	$(2)	$4
Additional paid in capital	529,429	2	529,431

	Condensed Consolidated Statement of Operations
	As Previously
	Reported	Adjustment	As Revised
Three months ended June 30, 2020
Net loss	$(3,604)	$—	$(3,604)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.52)	$(0.40)	$(0.93)
Shares used to compute basic and diluted net loss per share	6,911,497	(3,015,486)	3,896,011
Six months ended June 30, 2020
Net loss	$(7,915)	$—	$(7,915)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.15)	$(0.89)	$(2.04)
Shares used to compute basic and diluted net loss per share	6,885,368	(3,004,086)	3,881,282
For the year ended December 31, 2020
Net loss	$(21,630)	$—	$(21,630)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(3.12)	$(2.42)	$(5.54)
Shares used to compute basic and diluted net loss per share	6,927,021	(3,022,259)	3,904,762

	Condensed Consolidated Statement of Stockholders' Equity
	As Previously
	Reported	Adjustment	As Revised
Balance December 31, 2020
Common stock (shares)	6,166,554	(2,680,301)	3,486,253
Common stock (amount)	$6	$(2)	$4
Additional paid in capital	529,429	2	529,431

Reverse Stock Split

On June 15, 2021, and immediately prior to the closing of the merger, the Company effected the reverse stock split. Accordingly, all share and per share amounts for the period presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Unless otherwise noted, all references to shares of the Company’s common stock and per share amounts have also been adjusted to reflect the exchange ratio.

Acquisition

The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business generally being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative related costs in the consolidated statements of operations. The Company performs valuations of assets acquired and liabilities assumed and allocates the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates.

Upon completion of the business combination on June 15, 2021, with Obalon, the transaction was treated as a “reverse acquisition” for financial accounting purposes. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC.

Goodwill and Long-Lived Assets

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Indefinite-lived intangible assets relate to in-process research and development ("IPR&D") acquired in business combinations. The estimated fair values of IPR&D projects acquired in a business combination which have not reached technological feasibility are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the projects. In accordance with guidance within FASB ASC 350 “Intangibles - Goodwill and Other,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.

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

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets for the three and nine months ended September 30, 2021 and 2020.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2021	2020
Stock options	592,320	46
Convertible preferred stock	38	1,288
Warrants	6,777,333	9,483,446

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2021 are discussed below or in the related notes, where appropriate.

In May 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40). This update provides guidance to clarify and reduce diversity in an accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. This update additionally provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance early and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

(2)  Liquidity and Management’s Plans

As of September 30, 2021, the Company had net working capital of approximately $27.3 million, primarily due to cash and cash equivalents and restricted cash of $29.3 million. The Company’s principal source of liquidity as of September 30, 2021, consisted of approximately $29.3 million of cash and cash equivalents and restricted cash, and $3.5 million of accounts receivable. In addition, the Company had its PPP loan and accrued interest forgiven in full and paid back the $10.5 million of debt with an institutional investor. For further details, see Note 5.

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

COVID-19 Risk and Uncertainties and CARES Act

Since the first quarter of 2020, the COVID-19 pandemic led to unprecedented restrictions on, distributions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020 in the United States and foreign countries. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Delta variant and other virus mutations as well as vaccine distribution and hesitancy. The United States and other foreign governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the COVID-19 pandemic. Due to the uncertainty caused by the COVID-19 pandemic, the full extent to which the pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variance of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, United States and foreign governments actions to respond to the reduction of global activity, and how quickly and to what extent normal economic and operating conditions can resume.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the

United States Small Business Administration’s (“SBA”) Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that, the PPP Loan had been forgiven in full including all interest incurred. This may still be subject to audit by the SBA or relevant authorities, subject to terms and conditions of the PPP program. The Company was also able to benefit from the employee recognition credit. For further details on the PPP loan and the employee recognition credit, see Note 5 below.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	September 30,	December 31,
	2021	2020
Raw materials	$1,218	$174
Sub-assemblies	680	733
Finished goods	1,308	1,337
Total inventory	$3,206	$2,244

Prepaid expenses and other current assets:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$693	$619
Prepaid advertising and marketing	593	—
Prepaid contract research organization expenses	—	295
Other	347	159
Total prepaid expenses and other current assets	$1,633	$1,073

Accrued and other liabilities:

	September 30,	December 31,
	2021	2020
Accrued professional services	$279	$446
Payroll and benefits	1,240	1,735
Accrued insurance premium	389	272
Customer deposits	580	398
Taxes	388	265
Other	359	514
Total accrued and other liabilities	$3,235	$3,630

(4) Goodwill and Intangible Assets

Indefinite-lived intangible assets consist of IPR&D for the ReShape Vest recorded in connection with the Company’s acquisition of BarioSurg, Inc and developed technology recorded in connection with the Obalon acquisition. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not to compete. The estimated useful lives of these finite-lived intangible assets range from 3 to 10 years. The amortization expenses for both the three months ended September 30, 2021, and 2020, was $0.5 million and for the nine months ended September 30, 2021 and 2020, was $1.3 million and $1.2 million, respectively.

In connection with the merger with Obalon, ReShape recorded $2.7 million of intangible assets related to developed technology. The expected life on the intangible assets is estimated to be 15 years and will be amortized on a straight-line basis. The Company also recorded $21.6 million of goodwill.

The changes in the carrying amount of goodwill were as follows:

Goodwill at December 31, 2020	$—
Goodwill acquired during the year	21,632
Adjustments to goodwill	(579)
Goodwill at September 30, 2021	$21,053

(5)  Debt

	September 30,	December 31,
	2021	2020
Asset purchase consideration	$3,000	$2,867
Credit agreement	—	9,500
PPP loan	—	955
Total debt	3,000	13,322
Less: unamortized debt discount	29	545
Less: current portion of debt	2,971	3,609
Debt, noncurrent portion	$—	$9,168

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

On February 23, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred, which resulted in a gain on debt extinguishment of $1.0 million, during the nine months ended September 30, 2021.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $0.5 million employee recognition credit during the nine months ended September 30, 2021. There was no additional amount recognized during the three months ended September 30, 2021.

Credit Agreement

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an institutional investor (the “Lender”), who holds warrants in connection with the June 2019 and September 2019 private placement transactions. See Note 8 for additional details. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. On June 23, 2020, the Company made the first additional draw of $500 thousand and on July 29, 2020 the second $500 thousand draw was made. As required by the terms of this credit agreement, the lender exercised its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million. In addition, the Company issued to the lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. As an inducement to the Lender to enter into the amendment and make the additional loans contemplated thereby, the Company issued to the Lender an additional 1,200,000 Series G warrants dated September 14, 2020 to purchase an aggregate of 1,200,000 shares of common stock. The original Series G warrants were valued using the relative fair value basis and the amount was recorded as part of the debt issuance costs. See Note 9 for additional details.

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

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors, including the Lender, to exercise certain outstanding warrants. For further details on this transaction see Note 9. The Company used some of the proceeds from this transaction to pay off the $10.5 million of debt outstanding under the credit agreement. At September 30, 2021, there was no outstanding amount under the credit agreement.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At September 30, 2021, the aggregate carrying value of the current asset purchase consideration payable of approximately $3.0 million, as adjusted for accretion of interest of approximately $0.7 million.

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

Operating lease costs was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance sheet information at September 30, 2021
Operating lease ROU assets	$450

Operating lease liabilities, current portion	$473
Operating lease liabilities, long-term portion	-
Total operating lease liabilities	$473

Cash flow information for the nine months ended September 30, 2021
Cash paid for amounts included in the measurement of operating leases liabilities	$365

Maturities of operating lease liabilities were as follows:

Twelve months ending September 30, 2021
2022	$482
Total lease payments	482
Less: imputed interest	9
Total lease liabilities	$473

Weighted-average remaining lease term at end of period (in years)	0.6
Weighted-average discount rate at end of period	5.1

(7) Acquisition

On June 15, 2021, the Company completed the previously announced merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 3,340,035 shares of common stock valued at $30.6 million at the closing market price of the day of merger and the cancellation of 2,680,301 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. Acquisition related costs of $2.3 million were recorded in general and administrative expense for the nine months September 30, 2021.

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

Current assets	$6,348
Property and equipment, net	848
Right-of-use assets	335
Other assets	1,898
Goodwill	21,053
Developed technology	2,730
Liabilities assumed	(2,650)
Total purchase price	30,562
Less: cash acquired	(5,207)
Total purchase price, net of cash acquired	$25,355

As part of the warrants agreements there was a fundamental transaction provision that would provide the holders a cash payment based on a Black-Scholes valuation of the warrants. This clause was valid for 30 days subsequent to the date of the transaction. The Company performed a preliminary valuation of the warrants and recorded a liability at the time of the merger of $2.0 million. During the third quarter of 2021, the Company completed its valuation of these warrants which resulted in a liability for the warrants of $1.4 million, the decrease of $0.6 million, to the liability had a corresponding decrease to goodwill. The Company had one of the holders exercise the fundamental transaction option, and rather than paying cash both parties agreed on the Company issuing shares of common stock and new warrants to this investor. See Notes 8 and 9 below for additional details. As the 30 day period passed, the Company valued the remaining warrants using a Black-Scholes model with an exercise price ranging from $13.20 to $15.00 per share, a risk free rate of 0.44%, a volatility rate of 122.1% and a dividend rate of 0. This resulted in a total fair value of $0.9 million as of July 15, 2021, with the change in fair value being recognized as a component of warrant expense. The ending liability of $0.5 million was reclassified from a current liability to APIC.

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

Pro Forma Results of Operations

The following table summarizes the results of operations of the above mentioned acquisition from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of acquisition been January 1, 2020:

	Revenue	Net Loss
Acquired entities only: Actual from acquisition date to September 30, 2021
Obalon Therapeutics	$—	$(318)
Combined entity: Supplemental pro forma from July 1, 2021 to September 30, 2021	3,708	(16,474)
Combined entity: Supplemental pro forma from July 1, 2020 to September 30, 2020	3,646	(6,739)
Combined entity: Supplemental pro forma from January 1, 2021 to September 30, 2021	10,458	(32,665)
Combined entity: Supplemental pro forma from January 1, 2020 to September 30, 2020	9,619	(24,103)

The information presented above is for illustrative purposes only and is not necessarily indicative or results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 reporting period.

(8)  Equity

August 2021 Issuance of Common Stock for Services

On August 11, 2021, the Company entered into a consulting agreement in which the Company issued to the consultant 37,500 shares of restricted common stock for the consulting services in a private placement in reliance on Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were deemed earned on the day of the agreement and will become unrestricted six months after the agreement date which is when the contract term ends.

July 2021 Exchange of Warrants for Common Stock

On July 16, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with existing institutional investors to exchange certain outstanding warrants (the “Exchange Warrants”) for shares of common stock and new warrants to purchase common stock. The investors held common stock purchase warrants issued by the Company prior to the merger of Obalon Therapeutics, Inc. and ReShape Lifesciences Inc. The merger constituted a fundamental transaction under the Exchange Warrants and, as a result thereof, pursuant to the terms and conditions of the Exchange Warrants, the investors were entitled to a cash payment equal to the Black Scholes value of the Exchange Warrants, calculated in accordance with the terms of the Exchange Warrants (the “Black Scholes Payment”).

Subject to the terms and conditions set forth in the Exchange Agreement and, in reliance on Section 3(a)(9) of the Securities Act, in lieu of the Black Scholes Payment, the Company and the Investors agreed to exchange all of the Exchange Warrants for (a) a total of 504,861 shares of common stock, which was calculated by dividing the Black Scholes Payment by $4.038, which was equal to 95% of the closing market price of the Company’s common stock on The Nasdaq Capital Market on July 16, 2021 and (b) new warrants to purchase up to a total of 400,000 shares of common stock at an exercise price of $4.038 with a term of five years. For further details on the warrants see Note 9 below.

June 2021 Exercises of Warrants for Common Stock

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants to purchase up to an aggregate of 7.9 million shares of the Company’s common stock, which 7.1 million of the shares were issued in July in accordance with the terms of the warrant exercise agreement. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 5.9 million shares (equal to 75% of the shares of common stock issued in connection with the exercise) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The investors paid a cash purchase price for the New Warrants equal to $0.09375 per share of common stock underlying the New Warrants. In connection with the exercise, the Company also agreed to reduce the exercise price of certain of the existing warrants to $6.00, which is equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 9 below.

The gross proceeds to the Company from the Exercise and the sale of the New Warrants was approximately $45.5 million, prior to deducting placement agent fees and estimated offering expenses. The Company used approximately $10.8 million to pay off the credit agreement, including $10.5 million of debt and $0.3 million of accrued interest under its secured credit agreement dated March 25, 2020, as amended, see Note 5 above for further details. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.

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

Common Stock Issued related to stock awards and options

Restricted Stock Units

On July 22, 2021, the Company issued restricted stock units (“RSUs”) to certain members of the management and Board of Directors. During the three and nine months ended September 30, 2021, the Company issued 1,755,710 shares of common stock subject to the vesting of the awards. For further details see Note 12.

Exercise of Stock Options

On September 15, 2021, the Company issued 72,666 shares of common stock related to the exercise of previous Obalon employees exercising stock option awards. The Company received $0.2 million related to this exercise.

On July 13, 2021, the Company issued 18,166 shares of common stock related to exercises of previous Obalon employees exercising stock option awards. The Company received $42 thousand related to this exercise.

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

(9) Warrants

On July 16, 2021, the Company entered into an exchange agreement with an existing accredited investor to exchange certain outstanding warrants for shares of common stock and issued new warrants to purchase up to total of 400,000 shares of common stock at an exercise price of $4.038 per share with a term of 5 years. These new warrants were valued at $1.5 million using the fair value approach at the time of issuance. The fair value of the new warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.79%, an expected term of five years, expected dividends of zero and expected volatility of 157.7%.

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants. As part of this agreement the Company modified the Series E warrants issued September 23, 2019 from an exercise price of $10.64 per share to $6.00 per share, the Series G warrants issued on March 25, 2020 from an exercise price of $6.56 per share to $6.00 per share, the Series G warrants issued on December 17, 2020 from an exercise price of $6.21 per share to $6.00 per share and the Series G warrants issued on January 21, 2021 from an exercise price of $6.21 per share to $6.00 per share. The Company issued a total of 7,929,384 shares of common stock in connection with this transaction and issued an additional 5,947,039 new warrants. These new warrants were valued at $18.5 million using the fair value approach at the time of issuance. The fair value the new warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.898%, an expected term of five years, expected dividends of zero and expected volatility of 97.6%.

On January 19, 2021, the Company issued 1,000,000 Series G Warrants, pre-merger, which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $3.0 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt during the three months ended March 31, 2021. See Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.45%, an expected term of five years; expected dividends of zero and expected volatility of 97.1%.

On December 16, 2020, the Company issued 4,000,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $5.6 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt in 2020. See Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk free rate of 0.37%, an expected term of five years; expected dividends of zero and expected volatility of 100.8%.

On September 14, 2020, the Company issued 1,200,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with an amendment to the credit agreement. The Series G Warrants were valued at $2.9 million using the fair value approach at the time of issuance and was recorded as a component of the loss on extinguishment of debt in 2020. See Note 5 above for details. The fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.27%, an expected term of five years; expected dividends of zero and expected volatility of 101.1%.

On March 25, 2020, the Company issued 1,200,000 Series G Warrants, pre-merger which were adjusted by the exchange ratio in the merger, to an institutional investor in connection with the credit agreement. See Note 5 above for details. The Series G Warrants were valued at $1.4 million using the relative fair value approach at the time of issuance and was recorded as deferred debt issuance cost in 2020. The relative fair value of the Series G Warrants was determined using a Black Scholes option pricing model using a risk-free interest rate of 0.56%; an expected term of five years; expected dividends of zero and expected volatility of 97.00%.

(10) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and nine months ended September 30, 2021 and 2020, the Company primarily only sold the LAP-BAND product line. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$2,745	$2,594	$7,897	$6,006
Australia	278	307	849	725
Europe	653	637	1,622	1,273
Rest of world	32	64	90	88
Total revenue	$3,708	$3,602	$10,458	$8,092

*The next largest individual country outside the United States was the United Kingdom for the three months ended September 30, 2021 and 2020, which was 10.1% and 9.6%, respectively, of total revenues, and Australia for the nine months ended September 30, 2021 and 2020, which was 8.1% and 9.0%, respectively, of total revenues.

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the LAP-BAND product line, which consisted of nearly all our revenue and gross profit for the three and nine months ended September 30, 2021 and 2020. During the second half of 2020 the Company launched reshapecare, which had minimal revenue for the three and nine months ended September 30, 2021, and no revenue for the three and nine months ended September 30, 2020. The Company anticipates generating more reshapecare revenue in the fourth quarter of 2021 and in to 2022. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation for the three and nine months ended September 30, 2021 and 2020 as these two products are still in the development stage. There was also no revenue recorded for the recently acquired Obalon line.

(11) Income Taxes

During the three and nine months ended September 30, 2021, a $30 thousand tax benefit and $23 thousand tax expense, respectively was recorded, primarily due to projected income in Australia and Netherlands. During the three and nine months ended September 30, 2020, a $39 thousand and $108 thousand, respectively, tax benefit was recorded, primarily due to adjusted pre-tax income in Australia. The income tax provisions for the three and nine months ended September 30, 2021 and 2020, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both September 30, 2021 and December 31, 2020.

Additionally, as stated above, upon completion of the business combination on June 16, 2021 with Obalon, the transaction was treated as a “reverse acquisition” for financial accounting purposes. Due to the fact that more than 50% of the former ReShape shareholders retained ownership in the newly consolidated group, it is intended to be treated as a reverse acquisition for tax purposes as well.

(12)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales and marketing	$1,085	$—	$1,085	$—
General and administrative	8,404	255	8,141	1,029
Research and development	1,231	—	1,231	—
Total stock-based compensation expense	$10,720	$255	$10,457	$1,029

As part of the merger agreement with Obalon, all of the outstanding, vested and unvested stock option awards granted by ReShape were forfeited and cancelled. As a result, the Company reversed the previously recognized expense for the unvested awards at the time the merger was completed.

Stock Options

On August 18, 2021, the Company granted 790,669 stock options to certain employees. The options vest at 25% on the first anniversary date of the employee retroactively, and the remaining 75% of the option shares vest in as nearly equal amounts as possible on the last day of each of the next 36 months thereafter.

A summary of the status of the Company’s stock options as of September 31, 2021 and changes during the nine months ended September 30, 2021 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2020	39	$2,130,682.62		$—
Vested options obtained due to merger	366,410	35.88
Options granted	790,669	3.62
Options exercised	(182,696)	2.28
Options cancelled	(56,762)	1,595.62
Outstanding at September 30, 2021	917,660	8.85	8.9	$50
Exercisable at September 30, 2021	592,320	11.72	8.6	50
Vested and expected to vest at September 30, 2021	917,660	8.85	8.9	50

The total intrinsic value of the options outstanding as of September 30, 2021, was $50 thousand. The unrecognized share-based expense at September 30, 2021 was $1.1 million and will be recognized over a weighted average period of 2.5 years.

Stock option awards outstanding under the Company’s incentive plans have been granted at exercise prices that are equal to the market value of its common stock on the date of grant. Such options generally vest over a period of four years and expire at ten years after the grant date. The Company recognized compensation expense ratably over the vesting period. The Company uses a Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

Expected Term – The estimate of expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the options granted.

Expected Volatility – The expected volatility factor is based on the volatility of the Company’s common stock for a period equal to the term of the stock options.

Risk-free Interest Rate – The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with the a term equal to the expected term of the stock options.

Expected Dividend Yield – The expected dividend yield is based on the Company’s historical practice of paying dividends on its common stock.

The Company’s weighted average assumptions used to estimate fair value of stock options granted during the nine months ended September 30, 2021 were as follows:

Risk-free interest rate	1.06%
Expected term (in years)	10
Expected dividend yield	0%
Expected volatility	157.10%

Restricted Stock Units

On July 22, 2021, the Company issued two RSU awards each to certain members of management and the Board of Directors totaling 3,610,572 RSU awards. The awards given to the members of management consist of one award which vests at 25% on the first anniversary date of the employee retroactively and the remaining 75% of the option shares vests in as nearly equal amounts as possible on the last day of each of the next 36 months thereafter. The other award vests in as nearly equal amounts as possible on the last day of each of the next 36 months after the date of grant. Both awards given to the Board of Directors vest 50% on the date granted and the remaining 50% on January 1, 2022.

A summary of the Company’s unvested RSUs award activity for the nine months ended September 30, 2021, were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2020	—	$—
Granted	3,610,572	4.36
Vested (1)	(1,803,558)	4.36
Cancelled/Forfeited	—	—
Non-vested RSUs at September 30, 2021	1,807,014	4.36
(1)	At September 30, 2021, there were 47,848 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until October of 2021. The Company recorded a liability to account for these shares and reversed the liability once the shares were issued to the participants.

The fair value of each RSU is the closing stock price on the NASDAQ of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at September 30, 2021 was $6.7 million and expected to be recognized over a period of 1.5 years.

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

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the LAP-BAND Adjustable Gastric Banding System, the reshapecare virtual health coaching program, the ReShape Marketplace, the ReShape Vest, an investigational device to help treat more patients with obesity, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

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

On June 15, 2021, the Company completed its merger with Obalon, pursuant to which a wholly owned subsidiary of Obalon merged with and into ReShape. As a result of the merger, Obalon was renamed “ReShape Lifesciences Inc.” and ReShape Lifesciences Inc. was renamed “ReShape Weightloss Inc.”, which is now a wholly owned subsidiary of ReShape Lifesciences Inc.

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

On October 12, 2021, the Company announced the launch of a multi-platform consumer advertising campaign utilizing national television, print, social media, and public relations to market the Next-Generation Lap-Band program with available aftercare supported through reshapecare, the reimbursable virtual health coaching platform to create consumer awareness and increase patient demand.

On November 4, 2021, the Company announced the launch of an advanced line of supplements for bariatric surgery and medical weight loss patients, ReShape OptimizeTM by ProCare Health®. Products form the new supplement line will be available for purchase in the ReShape Marketplace, and extension of reshapecare.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue	$3,708	100.0%	$3,602	100.0%	$10,458	100.0%	$8,092	100.0%
Cost of goods sold	1,573	42.4%	1,321	36.7%	3,886	37.2%	3,471	42.9%
Gross profit	2,135	57.6%	2,281	63.3%	6,572	62.8%	4,621	57.1%
Operating expenses:
Sales and marketing	3,496	94.3%	1,160	32.2%	6,186	59.2%	3,446	42.6%
General and administrative	12,052	325.0%	2,434	67.6%	19,085	182.5%	7,809	96.5%
Research and development	1,571	42.4%	859	23.8%	2,245	21.5%	2,619	32.4%
Total operating expenses	17,119	461.7%	4,453	123.6%	27,516	263.1%	13,874	171.5%
Operating loss	(14,984)	(404.1)%	(2,172)	(60.3)%	(20,944)	(200.3)%	(9,253)	(114.3)%
Other expense (income), net:
Interest expense, net	33	0.9%	739	20.5%	804	7.7%	1,632	20.2%
Warrant expense	2,813	76%	—	—%	2,813	26.9%	—	—%
Loss on extinguishment of debt, net	—	—%	2,435	68%	2,061	19.7%	2,435	30%
Gain on foreign currency	(101)	(2.7)%	(128)	(3.6)%	(170)	(1.6)%	(118)	(2)%
Loss before income tax provision	(17,729)	(478.1)%	(5,218)	(144.9)%	(26,452)	(252.9)%	(13,202)	(163.1)%
Income tax expense (benefit)	(30)	(0.8)%	(39)	(1.1)%	23	0.2%	(108)	(1.3)%
Net loss	$(17,699)	(477.3)%	$(5,179)	(143.8)%	$(26,475)	(253.2)%	$(13,094)	(161.8)%

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

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net loss	$(17,699)	$(5,179)	$(26,475)	$(13,094)
Adjustments:
Interest expense, net	33	739	804	1,632
Income tax expense (benefit)	(30)	(39)	23	(108)
Depreciation and amortization	548	419	1,416	1,257
Stock-based compensation expense	10,720	255	10,457	1,029
Loss on extinguishment of debt, net	—	2,435	2,061	2,435
Warrant expense	2,813	—	2,813	—
Professional fees incurred in connection with the Obalon merger	—	—	2,277	—
Non-GAAP loss	$(3,615)	$(1,370)	$(6,624)	$(6,849)

Comparison of Results of Operations

Three months ended September 30, 2021 and September 30, 2020

Revenue: The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended September 30, 2021 and 2020, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2021		2020		Change	Change
United States	$2,745	74.0%	$2,594	72.0%	$151	5.8%
Australia	278	7.5%	307	8.5%	(29)	(9.4)%
Europe	653	17.6%	637	17.7%	16	2.5%
Rest of world	32	0.9%	64	1.8%	(32)	(50.0)%
Total revenue	$3,708	100.0%	$3,602	100.0%	$106	2.9%

Revenue totaled $3.7 million for the three months ended September 30, 2021, compared to $3.6 million for the same period in 2020. The primary reason for the increase in revenue of $0.1 million, or 2.9%, is due to a $0.2 million increase in sales for the United States, offset by a $0.1 million decrease internationally. The increase domestically is primarily due to an improved and expanded sales force, coupled with increased sales and marketing efforts. There has also been a rise in obesity awareness due to the complications associated with COVID-19 from obesity. Internationally, in certain regions, there continues to be a slowdown in procedures primarily due to the Delta variant of COVID-19.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2021 and 2020, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2021		2020		Change	Change
Revenue	$3,708	100.0%	$3,602	100.0%	$106	2.9%
Cost of goods sold	1,573	42.4%	1,321	36.7%	252	19.1%
Gross profit	$2,135	57.6%	$2,281	63.3%	$(146)	(6.4)%

Gross Profit. Gross profit for the three months ended September 30, 2021, was $2.1 million, compared to $2.3 million for the same period in 2020, a decrease of $0.2 million. Gross profit as a percentage of total revenue for the three months ended September 30, 2021, was 57.6% compared to 63.3% for the same period in 2020. The decrease in gross profit margin is primarily due to increased department expenses, which includes increased consulting fees, payroll related expenses, and depreciation, along with increased freight costs. In addition, during the three months ended September 31, 2021, the Company incurred cost of sales related to Obalon, as the Company is preparing to reintroduce the Obalon Balloon into the market at some point in the near future.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended September 30, 2021, and 2020, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2021		2020		Change	Change
Sales and marketing	$3,496	94.3%	$1,160	32.2%	$2,336	201.4%
General and administrative	12,052	325.0%	2,434	67.6%	9,618	395.2%
Research and development	1,571	42.4%	859	23.8%	712	82.9%
Total operating expenses	$17,119	461.7%	$4,453	123.6%	$12,666	284.4%

Total operating expenses increased by $12.7 million, primarily due to an increase in stock-based compensation expense of $10.7 million. After the Obalon merger, and subsequent listing on NASDAQ, the Company issued either restricted stock units or stock options to the entire company, its first grant since 2017. The vesting schedules of these grants were retroactive to hire dates, so there was a catch-up expense of $8.9 million. Due to this, the Company expects stock-based compensation expense to normalize going forward. In addition, the Company has begun to focus on increasing brand recognition through improving our marketing strategies, including television and print advertisements, and social media presence which has increased our payroll related costs as we have expanded our workforce, and increased consulting and other professional fees.

Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2021, increased by $2.3 million, or 201.4%, to $3.5 million, compared to $1.2 million for the same period in 2020. The increase is due to an increase of $1.1 million in stock-based compensation expense, as during the third quarter the company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $0.9 million at the time the awards were granted. In addition, the Company began to ramp up its marketing efforts, with an increase in advertising and marketing expenses of $0.8 million, an increase in payroll related expenses of $0.2 million, from an expanded and improved sales force, and higher commissions from increased sales. There was also an increase of $0.1 million in both software costs and travel and entertainment expenses. With funds from the recent equity raise, the Company expects to devote more resources toward sales and marketing, particularly through our national direct to consumer campaign, and hence increase sales and marketing expenses as a percentage of revenue through the remainder of the year.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2021, increased by $9.6 million, or 395.2%, to $12.0 million, compared to $2.4 million for the same period in 2020. The increase is primarily due to an increase of $8.1 million in stock-based compensation expense, as during the third quarter the company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $6.8 million at the time the awards were granted. In addition, there was an increase in audit, consulting, legal and other professional services of $0.2 million, an increase in payroll related expenses of $0.8 million, primarily related to increased bonus expenses of $0.6 million, an increase in rent and facility expenses of $0.2 million from an entire quarter of the Obalon facility, and an increase in insurance expenses of $0.1 million.

Research and Development Expense. Research and development expenses for the three months ended September 30, 2021, increased by $0.7 million, or 82.9%, to $1.6 million, compared to $0.9 million for the same period in 2020. The increase is primarily due to an increase of $1.2 million in stock-based compensation expense, as during the third quarter the company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $1.2 million at the time the awards were granted. This was offset by a decrease of $0.5 million in consulting and clinical trial expenses as a result of the slowdown in clinical trials for the ReShape Vest due to the COVID-19 pandemic.

Net Interest Expense. Net interest expense for the three months ended September 30, 2021, decreased by $0.7 million to $33 thousand compared to $0.7 million for the same period in 2020. The reason for the decrease is due to the Company paying off their credit agreement in the second quarter of 2021 and the forgiveness of the PPP loan including accrued interest during the first quarter of this year.

Warrant Expense. Warrant expense was $2.8 million for the three months ended September 30, 2021. The warrant expense relates the issuance of warrants and common stock in connection with the exchange agreement entered into with an investor that held Obalon warrants and exercised the fundamental transaction provision of their warrants.

Gain on Foreign Currency. Gain on foreign currency for both the three months ended September 30, 2021, and 2020, was $0.1 million. Foreign currency gains relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances.

Income Tax Expense (Benefit). Income tax benefit was $30 thousand for the three months ended September 30, 2021, compared to a benefit of $39 thousand for the three months ended September 30, 2020.

Nine months ended September 30, 2021 and September 30, 2020

Revenue: The following table summarizes our unaudited revenue by geographic location based on the location of customers for the nine months ended September 30, 2021 and 2020, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2021		2020		Change	Change
United States	$7,897	75.5%	$6,006	74.2%	$1,891	31.5%
Australia	849	8.1%	725	9.0%	124	17.1%
Europe	1,622	15.5%	1,273	15.7%	349	27.4%
Rest of world	90	0.9%	88	1.1%	2	2.3%
Total revenue	$10,458	100.0%	$8,092	100.0%	$2,366	29.2%

Revenue totaled $10.5 million for the nine months ended September 30, 2021, compared to $8.1 million for the same period in 2020. The primary reason for the increase in revenue of $2.4 million, or 29.2%, is due to a $1.9 million increase in sales for the United States, and a $0.5 million increase internationally. The increase both domestically and internationally, is primarily due to lessened COVID 19 pandemic restrictions for elective surgeries in 2021 as compared to 2020. There has also been a rise in obesity awareness due to the complications associated with COVID-19 for obesity, and the Company has increased its overall sales and marketing efforts, which has helped increase sales.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2021 and 2020, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2021		2020		Change	Change
Revenue	$10,458	100.0%	$8,092	100.0%	$2,366	29.2%
Cost of goods sold	3,886	37.2%	3,471	42.9%	415	12.0%
Gross profit	$6,572	62.8%	$4,621	57.1%	$1,951	42.2%

Gross Profit. Gross profit for the nine months ended September 30, 2021, was $6.6 million compared to $4.6 million for the same period in 2020, an increase of $2.0 million. Gross profit as a percentage of total revenue for the nine months ended September 30, 2021, was 62.8%, compared to 57.1% for the same period in 2020. The increase in gross profit margin is primarily due to increased volume, as revenue increased 29.2%, reduced period expenses, and improved product mix with higher domestic sales as a percentage of revenue, which have a higher gross profit margin than international sales.

Operating Expenses: The following table summarizes our unaudited operating expenses for the nine months ended September 30, 2021 and 2020, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2021		2020		Change	Change
Sales and marketing	$6,186	59.2%	$3,446	42.6%	$2,740	79.5%
General and administrative	19,085	182.5%	7,809	96.5%	11,276	144.4%
Research and development	2,245	21.5%	2,619	32.4%	(374)	(14.3)%
Total operating expenses	$27,516	263.2%	$13,874	171.5%	$13,642	98.3%

Total operating expenses increased by $13.6 million, primarily due to an increase in stock-based compensation expense of $10.5 million. After the Obalon merger, and subsequent listing on NASDAQ, the Company issued either restricted stock units or stock options to the entire company, its first grant since 2017. The vesting schedules for these grants were retroactive to hire dates, so there was a catch-up expense of $8.9 million. Due to this, the Company expects for stock-based compensation expense to normalize going forward. In addition, the Company has begun focusing on increasing brand recognition through improving our marketing strategies, including television and print advertisements, and social media presence which has increased our payroll related costs as we have expanded our workforce, and increased consulting and other professional fees to aid with these efforts.

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2021 increased by $2.7 million, or 79.5%, to $6.2 million, compared to $3.5 million for the same period in 2020. The increase is due to an increase of $1.1 million in stock-based compensation expense, as during the third quarter the company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $0.9 million at the time the awards were granted. The Company has begun to ramp up its marketing efforts with an increase in advertising and marketing expenses of $1.3 million. In addition, commissions increased $0.2 million from higher revenue and software costs increased by $0.1 million, offset by a decrease of $0.1 million in consulting fees. With funds from the recent equity raise, the Company expects to devote more resources toward sales and marketing, particularly through our national direct to consumer campaign, and hence increase sales and marketing expenses as a percentage of revenue through the remainder of the year.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2021, increased by $11.3 million, or 144.4%, to $19.1 million, compared to $7.8 million for the same period in 2020. The increase is primarily due to an increase of $7.1 million in stock-based compensation expense, as during the third quarter the Company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $6.8 million at the time the awards were granted. In addition, the Company had increases in audit, consulting, legal and other professional services of $3.1 million, of which $2.3 million is directly related to the merger with Obalon, an increase in legal fees of $0.3 million, an increase in other payroll related expenses of $0.8 million due to a $0.6 million increase in bonus fees, and an increase of $0.1 million in rent and facilities due to the merger with Obalon. This is offset by a decrease of $0.1 million in bad debt expenses.

Research and Development Expense. Research and development expenses for the nine months ended September 30, 2021, decreased by $0.4 million, or 14.3%, to $2.2 million, compared to $2.6 million for the same period in 2020. The decrease is primarily due to a $1.5 million reduction in consulting, and clinical trial expenses as a result of a slowdown in clinical trials for the ReShape Vest due to the COVID-19 pandemic. This was offset by an increase of $1.2 million in stock-based compensation expense, as during the third quarter the company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $1.2 million at the time the awards were granted.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2021, decreased by $0.8 million to $0.8 million compared to $1.6 million for the same period in 2020. The reason for the decrease is due to the Company paying off the credit agreement during the second quarter of 2021 and the forgiveness of the PPP loan including accrued interest during the first quarter of this year.

Loss on Extinguishment of Debt, Net. Loss on extinguishment of debt, net for the nine months ended September 30, 2021, was $2.1 million, which consisted of losses of $3.0 million related to the fair value of the warrants issued in connection with the January 19, 2021, credit agreement amendments and $0.1 million related to the early payment of the debt. These losses were offset by a $1.0 million gain on the full extinguishment of our PPP loan, as we received official confirmation of forgiveness on March 1, 2021.

Warrant Expense. Warrant expense was $2.8 million for the nine months ended September 30, 2021. The warrant expense relates the issuance of warrants and common stock in connection with the exchange agreement entered with an investor that held Obalon warrants and exercised the fundamental transaction provision of their warrants.

Gain on Foreign Currency. Gain on foreign currency for the nine months ended September 30, 2021, was $0.2 million compared to a gain of $0.1 million for the same period in 2020. Foreign currency gains and losses relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances.

Income Tax Expense (Benefit). Income tax expense was $23 thousand for the nine months ended September 30, 2021, compared to a benefit of $0.1 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the nine months ended September 30, 2021 and 2020, we received proceeds of $45.6 million and $0.6 million, respectively, from exercises of warrants by institutional investors, and $1.0 million and $4.5 million, respectively, from the credit agreement with an institutional investor. As of September 30, 2021, we had $29.3 million of cash and cash equivalents, which includes $5.2 million of cash received in connection with the acquisition of Obalon and $50 thousand of restricted cash. During March of 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred and in June of 2021, the credit agreement was paid in full.

In January 2021, we entered into an agreement to merge with Obalon resulting in the removal of the going concern opinion. During June of 2021, the Company completed the merger with Obalon and obtained approval for the combined Company’s common stock to be traded on the NASDAQ Capital Market.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(11,949)	$(6,788)
Net cash used in investing activates	4,922	(230)
Net cash provided in financing activities	33,299	6,006
Effect of exchange rate changes	14	(66)
Net change in cash and cash equivalents	$26,286	$(1,078)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $12.0 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net cash used in operating activities was primarily the result of our net loss of $26.5 million, partially offset by non-cash adjustments for stock-based compensation expense of $10.5 million, amortization of intangible assets of $1.3 million, net loss on extinguishment of debt of $2.1 million, warrant expense of $2.8 million and amortization of debt discount of $0.5 million. We show a negative cash impact to accounts receivable of $0.9 million, as we had an increase in sales late in the third quarter, a negative impact due to increase prepaids of $0.4 million and a cash outflow for accounts payable and accruals of $1.8 million as the Company paid its vendors with the funds received in the equity raise during June of 2021. These decreases were partially offset by a change in other assets of $0.4 million.

For the nine months ended September 30, 2020, net cash used in operating activities was primarily the result of our net loss of $13.1 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.2 million, noncash interest expense of $0.2 million, loss on extinguishment of debt of $2.4 million, stock-based compensation expense of $1.0 million, bad debt expense of $0.2 million, provision for inventory excess and obsolescence of $0.2 million and amortization of debt discount and deferred debt issuance cost of $1.4 million. In addition, the Company has focused on collection of accounts receivable, which resulted in an increase to cash of $1.0 million, which was offset by an increase in change of inventory of $0.9 million primarily due to expected inventory buildup related to our impending manufacturing transfer, and a decrease in accounts payable and accrued liabilities of $1.3 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $4.9 million, which was comprised of $5.2 million of cash received in connection with the merger with Obalon, offset by capital expenditures of $0.3 million, primarily related to the completion of moving manufacturing from Costa Rica to the United States.

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, comprised of capital expenditures related to the process of moving manufacturing from Costa Rica to the United States.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $33.3 million for the nine months ended September 30, 2021, due to proceeds of $45.6 million received from exercises of warrants from institutional investors, $1.0 million received from the credit agreement with an institutional investor, and $0.4 million in proceeds received from stock option exercises, offset by the early payment of $10.5 million to pay off the credit agreement and $3.2 million for financing costs.

Net cash provided by financing activities of $6.0 million for the nine months ended September 30, 2020, consisted of proceeds received from the credit agreement with an institutional investor of $4.5 million, $1.0 million received under the CARES Act in the form of a PPP Loan and $0.6 million in cash received from the exercise of warrants, offset by approximately $0.1 million of debt issuance costs.

Operating Capital and Capital Expenditure Requirements

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the LAP-BAND product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecare and ReShape Marketplace as an extension of reshapecare, (iii) ramp up marketing efforts to increase brand recognition, create customer awareness and increase in patient demand, (iv) continue clinical trials of the ReShape Vest, (v) continue development of the Diabetes Bloc-Stim Neuromodulation, (vi) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vii) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, including the recently acquired Obalon balloon. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

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

During the nine months ended September 30, 2021 there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the acquisition and goodwill policies describe in Note 1 to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Based on their evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM  1A.    RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described in the Annual Report on Form 10-K filed by Obalon Therapeutics, Inc. (our predecessor company) on March 12, 2021, and by ReShape Lifesciences Inc. (now known as ReShape Weightloss Inc.) on March 11, 2021, together with the other information contained in this Quarterly Report on Form 10-Q, our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described herein are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of those risks actually occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. The market price of our common stock would likely decline, and you could lose all or part of your investment.

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: November 12, 2021