Form 10-K
period 2021-12-31
ReShape Lifesciences Inc.
filed 2022-04-08
CIK 1427570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form

10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No   ☒

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq on that date was $37,324,000.

As of April 6, 2022, 18,645,370 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held [ ], 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

RESHAPE LIFESCIENCES INC.

FORM 10-K

PART I.

ITEM 1. BUSINESS

Our Company

ReShape Lifesciences Inc. is a worldwide premier weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and metabolic disease.

Our current portfolio includes the FDA-approved Lap-Band® system, which provides minimally invasive, long-term treatment of obesity and is a safer surgical alternative to more invasive and extreme surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. The recently launched reshapecareTM virtual health coaching program is a novel reimbursed telehealth weight-management program that supports healthy lifestyle changes for all medically managed weight-loss patients, not just the Lap-Band, further expanding our reach and market opportunity. The ReShape MarketplaceTM, an online store, that provides top of the line products with bariatric patients in mind. Our ReShape OptimizeTM supplement options, purchased through the ReShape Marketplace, include multivitamins, probiotics, calcium, vitamin D, protein, and other therapeutic offerings to optimize health. The Obalon® Balloon system, recently acquired in June of 2021, is the first and only swallowable, gas filled, FDA-approved balloon system. The ReShape VestTM system is an investigational (outside the U.S.) minimally invasive, laparoscopically implanted medical device that wraps around the stomach, emulating the gastric volume reduction effect of conventional weight-loss surgery. It is designed to help enable rapid weight loss in obese and morbidly obese patients without permanently changing patient anatomy. The Diabetes Bloc-Stim Neuromodulation is a technology under development as a new treatment for type 2 diabetes mellitus. ReShape’s Diabetes Bloc-Stim Neuromodulation is expected to use bioelectronics to manage blood glucose in treatment of diabetes and individualized 24/7 glucose control. Additional products and accessories from the Company, including calibration tubes, facilitate alternative gastric surgical procedures and ongoing product support for healthcare practitioners and patients (adjustments, etc.).

Our Product Portfolio

Lap-Band System

The Lap-Band system, which we acquired from Apollo Endosurgery, Inc. (“Apollo”) in December 2018, is designed to provide minimally invasive long-term treatment of severe obesity and is an alternative to more invasive surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. The Lap-Band system is an adjustable saline-filled silicone band that is laparoscopically placed around the upper part of the stomach through a small incision, creating a small pouch at the top of the stomach, which slows the passage of food and creates a sensation of fullness. The procedure can normally be performed as an outpatient procedure and patients can go home the day of the procedure without the need for an overnight hospital stay.

The Lap-Band system has been in use in Europe since 1993. It was approved in Australia in 1994 by the Therapeutic Goods Administration (“TGA”) and received its CE mark in 1997. The FDA approved the Lap-Band system for use in the United States in 2001. The Lap-Band system has been approved in 21 countries, with more than 1,000,000 Lap-Band systems sold worldwide.

The Lap-Band system has been approved for use in the U.S. for patients with a Body Mass Index (“BMI”) greater than or equal to 40 or a BMI greater than or equal to 30 with one or more obesity-related comorbidity conditions.

The Lap-Band system has been subject to more than 400 peer-reviewed publications and extensive real-world experience. Adjustable gastric banding using the Lap-Band system has been reported to be significantly safer than gastric bypass while statistically producing the same weight loss five years after surgery when accompanied by an appropriate post-operative follow-up and adjustment protocol. Studies have reported sustained resolution or improvement in type 2 diabetes, gastroesophageal reflux, obstructive sleep apnea, asthma, arthritis, hypertension and other pre-existing obesity related comorbidities following gastric banding. The gastric banding surgical procedure is generally reimbursed by most payors and insurance programs that cover bariatric surgery.

Benefits. Lap-Band system offers the following benefits:

●	Minimally Invasive. The Lap-Band system does not change anatomy and is removable or reversible.
●	Lifestyle Enhancing. The Lap-Band system helps patients lose weight and live a more comfortable life and potentially reduces co-morbidities from excess weight.
●	Durable Weight Loss. The Lap-Band system offers a sustainable solution that helps patients achieve long-term success.

reshapecare

reshapecare is a HIPAA-compliant, virtual coaching program delivered through our innovative app which enhances behavior change through engagement. reshapecare is prescribed by a patient’s physician and may be covered by insurance for up 26 visits per reimbursement year.

The program is based on four established dimensions of successful behavior: change sleep, nutrition, exercise and stress. It is designed to provide flexible structure and support from a live certified health coach in a manner that is simple and practical.

Clinical studies prove that online health coaching leads to higher patient satisfaction, more successful weight loss outcomes, improvements in metabolic health and enhances quality of life. reshapecare is appropriate for all weight loss patients, medical weight loss patients, and pre- and post-surgical bariatric patients.

The program is designed to reshape the patient’s life through better sleep, nutrition, exercise, and stress management. Patients get paired with a reshapecare certified health coach who will be with them every step of the way through their journey, including through daily text messaging or live phone or video calls. The web and mobile app make it easy to increase positive actions and awareness by receiving daily educational content, personalized exercise, and progress reports. This program creates an atmosphere of community with social support from peers and by joining group sessions. When it comes to nutrition, patients can utilize an easy-to-follow, personalized nutrition plan with a recipe library and restaurant guide. Tracking your food is as easy as taking a snapshot from your phone and sending it to your coach. Patients can connect their own devices to automatically track sleep, stress, and weight. This real-time health data can be used to optimize the program to get the best possible results.

ReShape Marketplace

ReShape Marketplace is an online store developed with bariatric patients in mind in order to focus on the four dimensions of successful behavior changes. Within the ReShape Marketplace we have ReShape Optimize, which meets all the nutrient needs to stay healthy. The ReShape Marketplace provides the highest quality products for exercising, that can have immediate and long-term health benefits, sleep which plays a vital role in good health and well-being, and stress to effectively manage stress to make your life happier, healthier and more productive.

ReShape has partnered with ProCare Health® to provide premium supplements to optimize health and well-being. ReShape Optimize is a supplemental option which will include multivitamins, probiotics, calcium, vitamin D, protein, and other therapeutic offerings. Our multivitamins utilize easy to absorb ingredients, meet updated ASMBS guidelines, and are made in the USA.

Obalon Balloon System

The Obalon Balloon System consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, which is a combination of hardware and software used to dynamically track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas. We continue to explore the compliance requirements, manufacturing viability and quality system controls necessary for re-intorducing the Obalon Balloon System.

Placement of the Obalon balloon typically occurs in less than 15 minutes and can be accomplished in an outpatient setting. To place the Obalon balloon, the patient swallows the capsule, which has the Obalon balloon folded inside. No sedation or anesthesia is required. Once swallowed, placement of the capsule is confirmed in the stomach using the Obalon Navigation System. Balloon placement can also be confirmed using x-ray. The microcatheter, which is attached to the Obalon balloon, is then connected to the Obalon Touch Inflation Dispenser. The Touch inflation system provides real-time pressure measurements to confirm that the Obalon balloon is both properly placed and able to be correctly inflated in the stomach. A pre-filled canister of gas is inserted into the inflation system and then the gas is discharged to fill the balloon to a volume of 250cc. Once the inflation of the Obalon balloon is confirmed, the microcatheter is detached from the balloon via hydrostatic pressure and is removed through the patient’s mouth. The patient is intended to return two more times over the following 8 to 12 weeks to receive a second and third Obalon balloon, expanding total balloon volume within the stomach to approximately 750cc.

All of the balloons are removed in a single procedure no more than six months after the placement of the initial balloon. The balloons are removed endoscopically under light conscious sedation, using standard commercially available endoscopy tools. The endoscopic procedure to remove the balloons typically requires approximately 15 minutes.

ReShape Vest

The ReShape Vest is an investigational, minimally invasive, laparoscopically implanted medical device being studied for weight loss in morbidly obese adults with a BMI of at least 35. The device wraps around the stomach, emulating the effect of conventional weight loss surgery, and is intended to enable gastric volume reduction. This device is designed to restrict the intake of food and provide the feeling of fullness without cutting or permanently removing portions of the stomach, or bypassing any portion of the gastrointestinal tract. The implantation of the device mimics a traditional weight-loss surgery, it is anatomy sparing and may not require vitamin supplementation.

In a small pilot study conducted outside the United States, at 12 months, ReShape Vest patients demonstrated a mean percent excess weight loss of 85% and a mean percent total body weight loss of 30.2%, an average waist circumference reduction of approximately 15 inches, an average drop in HbA1c (Hemoglobin A1c) of 2.1 points, an average decrease of systolic blood pressure of 13mmHg, and an average increase in HDL “good cholesterol” of 29 mg/dl.

Benefits. The ReShape Vest, once approved for sale, would offer an additional weight loss solution that emulates the effect of conventional weight loss surgery through a procedure that is minimally invasive and anatomy sparing. The ReShape Vest potentially offers the following benefits:

●	Minimizes Changes to Normal Anatomy. The ReShape Vest emulates the effects of conventional weight-loss surgery without stapling, cutting or removing any portion of the stomach.
●	Permanent Physical Restriction of the Stomach. The stomach has the capacity to expand over time through overeating. The ReShape Vest provides physical restriction that maintains the reshaped stomach at a consistent size, as long as the device remains in the patient.
●	Removable/Reversible. The ReShape Vest is designed to be removed laparoscopically, permitting the removal of the device at a later time, if that is desired.
●	Allows Normal Ingestion and Digestion of Foods Found in a Typical, Healthy Diet. The ReShape Vest leaves the digestive anatomy largely unaltered, hence patients are able to maintain a more consistent nutritional balance compared with conventional bariatric surgical approaches. This feature allows patients to affect positive changes in their eating behavior in a non-forced and potentially more consistent way.

Evaluation of the ReShape Vest has been underway in a pivotal clinical investigation with a planned 95-subject enrollment in Belgium, Czech Republic, Spain and The Netherlands. Enrollment had been completed in Spain shortly before the COVID-19 pandemic affected Spain and the rest of Europe. This pandemic has impacted our ability to complete enrollment in the remaining countries and impeded clinical follow up with enrolled patients of the Spanish site. Considering the unpredictability of and efforts to control this pandemic through 2021 and the beginning of 2022, we are continuing to work with identified clinical sites to determine when we will resume enrollment and subsequent filing for CE certification.

Diabetes Bloc-Stim Neuromodulation Device

The ReShape Diabetes Bloc-Stim Neuromodulation is a technology under development as a new treatment for type 2 diabetes mellitus (T2DM). It combines ReShape Lifesciences’ proprietary Vagus Nerve Block (vBloc) technology platform in combination with Vagus nerve stimulation. This new dual Vagus nerve neuromodulation selectively modulates vagal block and stimulation to the liver and pancreas to manage blood glucose. ReShape’s Diabetes Bloc-Stim Neuromodulation is expected to use bioelectronics to manage blood glucose in treatment of diabetes and individualized 24/7 glucose control. The goal is to reduce costs of treatment and complications that arise from poorly controlled blood glucose and non-compliance to T2DM medication.

ReShape’s Diabetes Bloc-Stim Neuromodulation technology is in preclinical development. It has demonstrated effectiveness and has been well tolerated through experiments in diabetic swine utilizing Phase I funding from an NIH Small Business Innovation Research Grant.

Our Strategic Focus

Develop and Commercialize a Differentiated Portfolio of Products/Therapies

ReShape Lifesciences Inc. is the premier physician-led weight-loss and metabolic health-solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and metabolic disease. An overarching strategy for our company is to develop and commercialize products, programs and services portfolio that is differentiated from our competition by offering transformative technologies that consists of a selection of patient-friendly, non-anatomy changing, lifestyle enhancing products, programs and services that provide alternatives to more invasive bariatric surgeries, and help patients achieve healthy, durable weight loss. Current offerings include the Lap-Band system and accessories, reshapecare virtual coaching program, the recently launched ReShape Marketplace, an online collection of quality wellness products, including ReShape Optimize, a collection of premium supplements to help patients achieve their health goals. The FDA approved Obalon Balloon System, which has been off the market since March 2020 and was acquired in connection with the Obalon merger in June of 2021, and has not yet been re-introduced to the marketplace. Once approved for commercial use, we believe the ReShape Vest and Diabetes Bloc-Stim Neuromodulation will further enhance our multiple compelling and differentiated medical devices offerings. We believe that we are well positioned for the existing market and can serve more of the overweight and obese population with our solutions and thereby help expand the addressable market for obesity.

Drive the Adoption of Our Portfolio through Obesity Therapy Experts and Patient Ambassadors

Our clinical development strategy is to collaborate closely with regulatory bodies, healthcare providers, obesity therapy lifestyle experts and others involved in the obesity management process, patients and their advocates and scientific experts. We have established relationships with physicians, obesity therapy experts, patient advocates, media experts and other market drivers we believe will provide important support towards promoting patient awareness and gaining widespread adoption of the Lap-Band, its accessories, reshapecare, ReShape Marketplace, ReShape Optimize and the re-introduction of the Obalon Balloon System. Additionally, with these relationships, when approved, we believe we will be able to expand the awareness of the ReShape Vest and the Diabetes Bloc-Stim Neuromodulation technology to patients with type 2 diabetes mellitus.

Expand and Protect Our Intellectual Property Position

We believe that our issued patents and our patent applications encompass a broad platform of therapies focused on obesity, diabetes, hypertension and other gastrointestinal disorders. We intend to continue to pursue further intellectual property protection through U.S. and foreign patent applications.

Alternative Weight Loss Solutions

Reshapecare is an effective, convenient virtual health coaching program that is reimbursed by most insurance companies and works in partnership with physicians to help patients set and achieve their health and wellness goals. Through board certified coaches, it provides a weight-loss solution through behavioral changes, improving the patients’ sleep, nutrition, exercise and stress. reshapecare is appropriate for all weight loss patients, medical weight loss patients, and pre- and post-surgical bariatric patients.

We believe that we will be able to offer distinct weight loss treatment solutions that may be selected by the physician depending on the severity of the patient’s BMI or condition. Together, the Lap-Band, reshapecare and potential internal or external pipeline products can provide a minimally invasive continuum of care, independently or in combination, for bariatric surgery or medically managed weight loss patients and their care providers.

Our Market

The Obesity and Metabolic Disease Epidemic

Obesity is a disease that has been increasing at an alarming rate with significant medical repercussions and associated economic costs. The World Health Organization (“WHO”) currently estimates that more than 2.5 billion adults, approximately 30% of the global population, are considered overweight or obese. This number has a projected increase to 50% by 2030. The global economic impact of obesity is approximately $2.0 trillion, or approximately 2.8% of global GDP. Healthcare costs for severely or morbidly obese adults are 81% higher than for healthy weight adults and obesity is responsible for 5% of deaths worldwide. We believe our products and programs and product candidates could address a $1.64 billion per year and growing global surgical device market. The Bariatric Surgical Device market is projected to be a $2.8 billion worldwide market ($1.8 billion in the U.S.) by 2025.

We believe that this epidemic will continue to grow worldwide given dietary trends in developed nations that favor highly processed sugars, larger meals and fattier foods, as well as increasingly sedentary lifestyles. Despite the growing obesity rate, increasing public interest in the obesity epidemic and significant medical repercussions and economic costs associated with obesity, there continues to be a significant unmet need for effective treatments.

The United States Market

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States, and according to a 2014 McKinsey Report is the leading cause of preventable death in the U.S. Currently, it is estimated that approximately 160 million American adults are overweight or obese, 74 million American adults are overweight, 78 million American adults are obese or severely obese, and 24 million American adults are morbidly obese. It is estimated that if obesity rates stay consistent, 51% of the U.S. population will be obese by 2030. According to data from the U.S. Department of Health and Human Services, almost 80% of adults with a BMI above 30 have comorbidity, and almost 40% have two or more of these comorbidities. According to The Obesity Society and the CDC, obesity is associated with many significant weight-related comorbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. According to the American Cancer Society, 572,000 Americans die of cancer each year, over one-third of which are linked to excess body weight, poor nutrition and/or physical inactivity. Over 75% of hypertension cases are directly linked to obesity, and more than 90% of the approximately 28 million U.S. adults with Type 2 diabetes are overweight or have obesity.

Currently, medical costs associated with obesity in the U.S. are estimated to be up to $210.0 billion per year and nearly 21% of medical costs in the U.S. can be attributed to obesity. Approximately $1.5 billion was spent in 2015 alone in the U.S. on approximately 200,000 bariatric surgical procedures to treat obesity. By 2025, it is estimated that up to $3.8 billion will be spent in the U.S. on approximately 800,000 bariatric surgical procedures to treat obesity. Researchers estimate that if obesity trends continue, obesity-related medical costs could rise by another $44-$66 billion each year in the U.S. by 2030. The medical costs paid by third-party payers for people who are obese were $2,741 per year, or 42% higher than those of people who are normal weight and the average cost to employers is $6,627 to $8,067 per year per obese employee (BMI of 35 to 40 and higher).

Current Treatment Options and Their Limitations

We believe existing bariatric surgery and endoscopic procedural options for the treatment of obesity have seen limited adoption to date, with approximately 1% of the obese population qualifying for treatment actually seeking treatment, due to patient concerns and potential side effects including permanently altered anatomy and morbidity.

The principal treatment alternatives available today for obesity include:

●	Behavioral modification. Behavioral modification, which includes diet and exercise, is an important component in the treatment of obesity; however, most obese patients find it difficult to achieve and maintain significant weight loss with a regimen of diet and exercise alone.
●	Pharmaceutical therapy. Pharmaceutical therapies often represent a first option in the treatment of obese patients but carry significant safety risks and may present troublesome side effects and compliance issues.
●	Bariatric Surgery and Endoscopic Procedures. In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as sleeve gastrectomy and gastric bypass. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, these procedures generally result in major lifestyle changes, including dietary restrictions and food intolerances, and they may present substantial side effects and carry short- and long-term safety and side effect risks that have limited their adoption.

Our Research and Development

Current R&D Focus

We have an experienced research and development team, including clinical, regulatory affairs and quality assurance, comprised of scientists and mechanical engineers with significant clinical knowledge and expertise. Our research and development efforts are focused in the following major areas:

●	supporting the current Lap-Band system;
●	expanding and improving on the Lap-Band portfolio;
●	gaining clinical evidence to the efficacy of the ReShape Vest;
●	exploring various business models for the Oballon Balloon System;
●	testing and developing the Diabetes Bloc-Stim Neuromodulation device; and
●	suction and calibration tubing line for gastric and bariatric surgeries.

We have spent a portion of our capital resources on research and development. Our research and development expenses were $2.5 million in 2021 and $3.5 million in 2020.

Our Competition

The market for obesity treatments is competitive, subject to technological change and significantly affected by new product development. Our primary competition in the obesity treatment market is currently from bariatric surgical and endoscopic procedures.

Our Lap-Band system competes, and we expect that our Obalon Balloon System and ReShape Vest system will compete, with surgical and endoscopic obesity procedures, including gastric bypass, gastric balloons, sleeve gastrectomy and the endoscopic sleeve. These current surgical procedures are performed in less than 1% of all eligible obese patients today. Outside of the Obalon Balloon System which we recently acquired, other current manufacturers of gastric balloon and suturing products that are approved in the United States include Apollo (ORBERA Intragastric Balloon System and OverStitch Endoscopic Suturing System) and Spatz Medical.

In June 2016, Aspire Bariatrics, Inc. received FDA approval for the Aspire Assist® System, an endoscopic alternative to weight loss surgery for people with moderate to severe obesity. We are also aware that GI Dynamics, Inc. has received approvals in various international countries to sell its EndoBarrier Gastrointestinal Liner.

We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity and the 99% of obese patients eligible for surgery that are not willing to pursue a surgical option. We are aware of a number of drugs that are approved for long-term treatment of obesity in the United States: Orlistat, marketed by Roche as Xenical and GlaxoSmithKline as Alli, Belviq marketed by Arena Pharmaceuticals, Inc., Qsymia, marketed by VIVUS, Inc. and Contrave, marketed by Orexigen Therapeutics, Inc. In addition, we are aware of a pivotal trial for GELESIS100 that is being conducted by Gelesis, Inc.

In addition to competition from surgical obesity procedures, we compete with several private early-stage companies developing neurostimulation devices for application to the gastric region and related nerves for the treatment of obesity. Further, we know of two intragastric balloon companies in the U.S., Spatz Medical, which received FDA approval of the Spatz3 Adjustable Balloon in October of 2021, and Allurion Technology’s Elipse Balloon, which is in either clinical trials or working toward clinical trials in the U.S. These companies may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. They also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We believe that the principal competitive factors in our market include:

●	acceptance by healthcare professionals, patients and payers;
●	published rates of safety and efficacy;
●	reliability and high-quality performance;
●	effectiveness at controlling comorbidities such as diabetes and hypertension;
●	invasiveness and the inherent reversibility of the procedure or device;
●	cost and average selling price of products and relative rates of reimbursement;
●	effective marketing, training, education, sales and distribution;
●	regulatory and reimbursement expertise;
●	technological leadership and superiority; and
●	speed of product innovation and time to market.

Many of our competitors are larger than we are, and they may enjoy several competitive advantages over us, including:

●	stronger name recognition;
●	existing relations with healthcare professionals, customers and third-party payers;
●	established distribution networks;
●	significant experience in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products; and
●	greater financial and human resources.

As a result, we cannot assure you that we will be able to compete effectively against these companies or their products.

Market Opportunity

Given the limitations of behavioral modification, pharmaceutical therapy and traditional bariatric surgical approaches, we believe there is a substantial need for patient-friendly, safer, effective and durable solutions that:

●	provide proven, long-term weight loss;
●	preserve normal anatomy;
●	are adjustable in an office setting for individual patient needs and long term efficacy;
●	are “non-punitive” in that they support continued ingestion and digestion of foods and micronutrients such as vitamins and minerals found in a typical, healthy diet while allowing the user to modify his or her eating behavior appropriately without inducing punitive physical restrictions that physically force a limitation of food intake;
●	diminish undesirable side-effects;
●	facilitate outpatient surgical procedures;
●	minimize the risks of re-operations, malnutrition and mortality;
●	reduce the natural hunger drive of patients; and
●	are reversible, if necessary or desired, while preserving anatomy.

Our Intellectual Property

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

Lap-Band

As of December 31, 2021, we had 50 total patents, 28 U.S. and 22 foreign, related to our Lap-Band system. The international patents and patent applications are in regions including Germany, France, Spain, the United Kingdom,

Mexico, Canada, Italy, the Netherlands, Portugal, Ireland, Belgium, Poland, Australia, and South Korea. The issued patents expire between the years 2022 and 2031.

We also have 48 total U.S. and international trademarks for the Lap-Band brand name.

ReShape Vest

As of December 31, 2021, we had four granted U.S. patents and four granted foreign patents in China, Israel, Canada and Australia related to our ReShape Vest and 6 pending patents in the U.S. and foreign countries. The patents expire between the years 2028 and 2038.

We also have U.S. and international trademark applications for the ReShape Vest brand name.

Obalon

As of December 31, 2021, we had 34 granted U.S. patents and 89 granted foreign patents related to our Obalon portfolio and 37 pending patents in the U.S. and foreign countries. The patents expire between the years 2028 and 2031.

reshapecare

As of December 31, 2021, we had eight U.S. trademarks related to the reshapecare covering, tradename, logo, electronic pedometers and electronic day planners for tracking food, body weight, pre-recorded nutritional and fitness; as well as nutritional and medical counseling and services. ReShape Marketplace has one trademark related to the online retail store and ReShape Optimize has one trademark related to the multi-vitamins.

Diabetes Bloc-Stim Neuromodulation Device

As of December 31, 2021, we had 28 U.S. patents issued and pending and 20 foreign patents issued and pending. In addition, we have filed a trademark application for Bloc-Stim Neuromodulation. The USPTO Examiner is reviewing the application and provided the Company with a disclaimer being required for “Neuromodulation”, as this a standard requirement for words that are in the standard vernacular.

Sales and Distribution

We market directly to patients but sell the Lap-Band program to select qualified surgical centers throughout the U.S. and internationally having patients that would like to treat obesity and its comorbidities. The centers then perform the Lap-Band procedure and are most-commonly reimbursed by leading insurance providers in the U.S. and government health services in many areas outside the U.S. Alternatively, surgical centers can offer the Lap-Band as a cash-pay procedure. Our sales representatives are supported by field based experts who provide training, technical support, and other support services at various medical centers. Our sales representatives help implement consumer marketing programs and provide surgical centers and certified surgeons with educational patient materials.

In order to support our Lap-Band sales efforts, we have nine regionally based team members to support the U.S. market. During the fourth quarter of 2021, we launched a national advertising campaign for our flagship product, the Lap-Band. This is the Company’s first mainstream mass-market advertising campaign in the U.S. The national television spots are being aired in outlets such as HGTV, TLC, Bravo, Oxygen and more, with print advertisements running in People Magazine, Good Housekeeping, Better Homes & Gardens, US Weekly and other select publications nationwide. These coordinated media efforts are intended to reach people struggling with maintaining a healthy weight and to educate them on the advantages and accessibility of the Lap-Band procedure compared to other treatment options, including diets and more aggressive gastric stapling procedures. Another goal of the campaign is to help people understand that the Lap-Band offers unique benefits for a variety of obese patients, including those with lower BMI and women who may become pregnant.

During 2021, our international sales efforts were through a combination of agent and distributor sales channels, with a focus on top Lap-Band customers in Australia, the Middle East, Canada and select countries in Europe.

Our Manufacturers and Suppliers

To date, all of the materials and components for our products, as well as any related outside services, are procured from qualified suppliers and contract manufacturers in accordance with our proprietary specifications. All of our key manufacturers and suppliers have experience working with commercial implantable device systems, are ISO certified and are regularly audited by various regulatory agencies including the FDA. Our key manufacturers and suppliers have a demonstrated record of compliance with international regulatory requirements. In July 2021 we announced that we had completed our Lap-Band manufacturing transition from Apollo Endosurgery, Inc. to a Massachusetts-based contract manufacturer.

Given that we rely on third-party manufacturers and suppliers for the production of our products, our ability to increase production going forward will depend upon the experience, certification levels and large-scale production capabilities of our suppliers and manufacturers. Qualified suppliers and contract manufacturers have been and will continue to be selected to supply products on a commercial scale according to our proprietary specifications. Our FDA approval process requires us to name and obtain approval for the suppliers of key components of the Lap-Band system.

Many of our parts are custom designed and require custom tooling and, as a result, we may not be able to quickly qualify and establish additional or replacement suppliers for the components of our products. Any new approvals of vendors required by the FDA or other regulatory agencies in other international markets for our products as a result of the need to qualify or obtain alternate vendors for any of our components would delay our ability to sell and market our products and could have a material adverse effect on our business.

We believe that our current manufacturing and supply arrangements will be adequate to continue our ongoing commercial sales and our ongoing and planned clinical trials. In order to produce our products in the quantities we anticipate to meet future market demand, we will need our manufacturers and suppliers to increase, or scale up, manufacturing production and supply arrangements by a significant factor over the current level of production. There are technical challenges to scaling up manufacturing capacity and developing commercial-scale manufacturing facilities that may require the investment of substantial additional funds by our manufacturers and suppliers and hiring and retaining additional management and technical personnel who have the necessary experience. If our manufacturers or suppliers are unable to do so, we may not be able to meet the requirements to expand the launch of the product in the United States or launch the product internationally or to meet future demand, if at all. We may also represent only a small portion of our suppliers’ or manufacturers’ business and if they become capacity constrained, they may choose to allocate their available resources to other customers that represent a larger portion of their business. If we are unable to obtain a sufficient supply of our product, our revenue, business and financial prospects would be adversely affected.

Government Regulations

Our products and operations are subject to extensive and rigorous regulation by the FDA and other federal, state and local authorities, as well as foreign regulatory authorities. The FDA regulates, among other things, the research, development, testing, design, manufacturing, approval, labeling, storage, recordkeeping, advertising, promotion and marketing, distribution, post approval monitoring and reporting and import and export of medical devices in the United States to assure the safety and effectiveness of medical products for their intended use. The Federal Trade Commission also regulates the advertising of our products in the United States. Further, we are subject to laws directed at preventing fraud and abuse, which subject our sales and marketing, training and other practices to government scrutiny.

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

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to a set of FDA regulations, referred to as the General Controls for Medical Devices, which require compliance with the applicable portions of the Quality System Regulations, or QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

The Investigational Device Process

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an IDE application. Some types of studies considered to present “non-significant risk” are deemed to have an approved IDE once certain requirements are addressed, and IRB approval is obtained. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. There can be no assurance that submission of an IDE will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

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

The PMA Approval Process

Following receipt of a PMA application, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the review of an application more often occurs over a significantly longer period. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory committee may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

●	device may not be shown safe or effective to the FDA’s satisfaction;
●	data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
●	the manufacturing process or facilities may not meet applicable requirements, and;
●	changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter, or an approvable letter, the latter of which usually contains several conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain and lengthy and several devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

In approving a PMA application, as a condition of approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for several years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer-term safety and effectiveness data for the device. The FDA may also require post-market surveillance for certain devices cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use. Our vBloc, Lap-Band System and Intragastric balloons, including the Obalon Balloon System, Obalon Navigation System and Dispenser are considered Class III medical devices. In order to support a PMA application, the FDA required the company to conduct rigorous and expensive trials, one of which was a double-blinded, randomized, sham-controlled study. We will be required to file new PMA applications or PMA supplement applications for modifications to our PMA-approved Lap-Band System, Obalon Balloon System and Obalon Navigation System and Dispenser or any of their respective components, including modifications to our manufacturing processes, device labeling and device design, based on the findings of post-approval studies.

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:

●	The FDA’s QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off label uses;

●	advertising and promotion requirements;
●	restrictions on sale, distribution or use of a device;
●	PMA annual reporting requirements;
●	PMA approval of product modifications;
●	PMA approval of product
●	Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
●	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
●	an order of repair, replacement or refund;
●	device tracking requirements; and
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Since February 2017, the FDA has issued three separate letters to healthcare providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid-filled balloons since the issuance of the FDA letters to healthcare providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon gas-filled balloons, these letters could create negative perceptions of the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval. Since Obalon Therapeutics began selling in United States in January 2017—before the merger – Obalon Therapeutics has reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA’s MAUDE database.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees and civil penalties;
●	unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products;
●	operating restrictions, partial suspension or total shutdown of production;
●	the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
●	FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;
●	withdrawing 510(k) clearance or premarket approvals that have already been granted; and
●	criminal prosecution.

Regulatory System for Medical Devices in Europe

The European Union (“EU”) consists of member states residing in the European Union and has a coordinated system for the authorization of medical devices. As of May 26, 2021, the European Union has adopted Regulation (EU) 2017/745 of the European Parliament and of the Council of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009. The Medical Device Regulation 2017/745, or EU MDR repeals Directive 93/42/EEC, which concerns medical devices, and Directive 90/385/EEC, which concerns active implantable medical devices, as of 26 May 2021. The EU allows a transition period from Directive 93/42/EEC and Directive 90/385/EEC to Regulation (EU) 2017/745, that will end 26 May 2024.

The EU MDR aims to ensure the smooth functioning of the internal market as regards medical devices, taking as a base a high level of protection of health for patients and users, and considering the small- and medium-sized enterprises that are active in this sector. At the same time, this Regulation sets high standards of quality and safety for medical devices in order to meet common safety concerns as regards such products. Both objectives are being pursued simultaneously and are inseparably linked whilst one not being secondary to the other. As regards Article 114 of the Treaty on the Functioning of the European Union (TFEU), this Regulation harmonises the rules for the placing on the market and putting into service of medical devices and their accessories on the Union market thus allowing them to benefit from the principle of free movement of goods. As regards Article 168(4)(c) TFEU, this Regulation sets high standards of quality and safety for medical devices by ensuring, among other things, that data generated in clinical investigations are reliable and robust and that the safety of the subjects participating in a clinical investigation is protected.

The system of regulating medical devices operates by way of a certification for each medical device. Each certificated device is marked with CE mark which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the EUMDR within their jurisdiction. The means for achieving the requirements for CE mark varies according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the requirements to be fulfilled before CE mark can be placed on a product, known as a conformity assessment. Conformity assessments for our products have carried out as required by the MDD. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the European Union without further conformance tests being required in other member states.

Per MDD 93/42/EEC on Medical Devices, Annex II excluding Section 4, the Lap-Band System is considered a Class IIb device and few of the system’s components are considered Class IIa devices. The vBloc, was never commercialized in the EU. The Obalon Balloon System, when delivered with a cellulose-based capsule was considered a Class IIb product under MDD. Prior to the merger, Obalon Therapeutics’ management believed the Obalon Navigation System and the Obalon Touch Inflation Dispenser are Class I products not requiring Notified Body approval. Obalon Therapeutics’ Medical Device Marketing Authorization under the MDD expired on May 14, 2020. Obalon Therapeutics allowed the Obalon balloon CE-mark to expire and did not renew its agreement with its Notified Body. Prior to the June 16, 2021 merger, Obalon Therapeutics did not apply for a CE-mark for the Obalon Navigation System and Obalon Touch Inflation Dispenser. ReShape Lifesciences will conduct a conformity assessment of the Obalon Balloon System, Obalon Navigation System and Obalon Touch Inflation Dispenser vis-à-vis the EU MDR requirements and determine their classification.

Regulatory frameworks for medical devices in certain countries in Asia Pacific and the Middle East

Australia

As of September 30, 2021, the Australian Register of Therapeutic Goods (ARTG), lists ReShape Lifesciences as the legal manufacturer of the Lap-Band system and accessories in Australia. Previously, Apollo Endosurgery was listed as the legal manufacturer of the Lap-Band system and accessories in Australia.

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

ReShape distributes the Lap-Band System and accessories in the Middle East through a distributor. Product is shipped to the Kingdom of Saudi Arabia (KSA) and the United Arab Emirates (UAE).

Obalon Therapeutics ceased distribution of the Obalon System, the Obalon Navigation System and the Obalon Touch Inflation Dispenser in the Middle East prior to the June 16, 2021, merger.

Kingdom of Saudi Arabia, or KSA

The most pertinent regulation is the Interim Regulation for Medical Devices, issued by the Saudi Food & Drug Authority, or SFDA, Board of Directors’ Decree number 1-8-1429 dated approximately December 27, 2008, and the implementing regulations of the same. The SFDA is an independent regulatory body that is responsible for the authorization of medical devices, and current guidelines are generally based on pre-existing approval in one of the five founding member nations of the Global Harmonization Task Force, or GHTF, which are Australia, Canada, United States, European Union and Japan. There are no overt requirements for the provision of safety and effectiveness data in the form of clinical trials or other studies, but these would likely come as a part of the approvals described above that are used as a basis to support approval within the KSA. The SFDA reserves its rights to require its own independent clinical trials as it deems necessary or appropriate. Regulatory authorization is required for all medical devices, regardless of device class. A potential exception to this requirement is for medical devices that were designed and constructed by local health care facility and staff for internal use. Similar to the United States, the SFDA requires post market surveillance to ensure safety and quality. This program is meant to be conducted by the Authorized Representative. With respect to the use of medical devices, it is the responsibility of the health care institution to inform the manufacturer and the SFDA of any adverse events associated with this use.

As of June 8, 2021, the SFDA has approved the Medical Device Market Authorization, or MDMA application and the listing of ReShape Lifesciences as the legal manufacturer of the Lap-Band system and accessories in KSA. Previously, Apollo Endosurgery was listed as the legal manufacturer of the Lap-Band system and accessories in KSA.

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

Brexit

The UK Medicines & Healthcare Products Regulatory Agency, or MHRA is responsible for regulating medical devices in Great Britain. The MHRA plans changes to the UK’s Medical Devices Regulations 2002 as part of a broader transition away from European Union legal and regulatory systems.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

CE Marks issued by EU-recognized notified bodies will continue to be valid in for medical devices placed on the Great Britain market – England, Scotland, and Wales until June 30, 2023. Until that date, MHRA accepts the CE Marking and requires registering active implantable medical devices, Class III medical devices, Class IIb implantable medical devices and IVD List A devices by May 1, 2021. After June 30, 2023, this period, the UK Conformity Assessment (UKCA) marking will be mandatory. In Northern Island, CE Marking issued by EU-recognized notified bodies will continue to be valid until current CE cert under Medical Device Directive (MDD) expires, after which date,

CE marking needs to be approved under EU Medical Device Regulation (EU MDR). ReShape Lifesciences is compliant with the registration requirements and is registered in England, Scotland, Wales, and Northern Ireland. Additionally, the EU no longer recognizes conformity assessment activities performed by UK notified bodies for medical devices placed on the market since January 1, 2021. Notified bodies must be located in a European Union member state, or territory where there is a mutual recognition agreement, or MRA; there is currently no such MRA. The new legislation may create an extra hurdle for manufacturers and thereby limit the availability and/or increase prices of our medical devices in the UK.

Our Products

The ReShape Lifesciences’ Lap-Band system, the Obalon Balloon System, Obalon Navigation system and Obalon Touch Inflation Dispenser, and their respective components are medical devices that required a PMA submission form and approval by the FDA for commercial use in the United States. ReShape Lifesciences’ vBloc neuromodulation system, which was approved by the FDA for treating obesity is no longer commercialized.

The FDA approved ReShape Lifesciences’ vBloc in January of 2015. In September 2018, ReShape Lifesciences made a financial decision to stop the manufacturing and commercialization of the vBloc product line. This business decision was not related to the safety or efficacy of the device. On January 27, 2021, the FDA accepted a PMA amendment to formally withdraw the vBloc PMA. On February 2, 2021, the FDA accepted the PMA amendment for the ReCharge Post Approval Study closure and the study status was marked “Completed” on the FDA Post-Approval Studies webpage. On March 4, 2021, the FDA accepted the PMA amendment for the ReNew Post Approval Study termination and the study status was marked “Terminated” on the FDA Post-Approval Studies webpage. ReShape continues to comply with post-market surveillance requirements of the vBloc such as medical device reporting.

FDA approved the Lap-Band system in 2001. The Lap-Band system was approved for use in the U.S. for patients with a BMI greater than or equal to 40 or a BMI greater than or equal to 30 with one or more obesity-related comorbidity conditions.

The Lap-Band system was CE marked in 1997. The method of assessing conformity with applicable regulatory requirements varies depending on the class of the device, but for our Lap-Band system, the method involved a combination issuance of declaration of conformity by the manufacturer of the safety and performance of the device, and a third-party assessment by a Notified Body of the design of the device and of our quality system. A Notified Body is a private commercial entity that is designated by the national government of a member state as being competent to make independent judgments about whether a product complies with applicable regulatory requirements. The assessment included, among other things, a clinical evaluation of the conformity of the device with applicable regulatory requirements. We use BSI as the Notified Body for our CE marking approval process.

Continued compliance with CE marking requirements is enforced through periodic facility inspections by the Notified Body, which may be unannounced. Because we rely on contract manufacturing sites and service providers, these additional sites may also be subject to these Notified Body inspections.

The Obalon Balloon System was approved in January 2017 and the Obalon Navigation system and Obalon Touch Inflation Dispenser were approved on December 20, 2018. All of the above-listed devices were approved with post-approval conditions intended to ensure the safety and effectiveness of these devices. ReShape Lifesciences assumed and complies with all post market requirements for the Lap-Band system, the Obalon Navigation system, and Obalon Touch Inflation Dispenser.

The ReShape Vest with weight loss indication will be considered a Class III Long Term Implantable product by the FDA requiring the PMA submission. A pivotal trial for the ReShape Vest will likely include a few hundred patients implanted and monitored up to three years. Other implantable devices for the treatment of obesity relied on twelve-month endpoints for the PMA submission with annual follow-up visits up to five years and we expect the pivotal trial for the ReShape Vest to be similar. A U.S. pivotal trial requires FDA Investigational Device Exemption (“IDE”) submission and approval.

Since the beginning of 2020, the COVID-19 pandemic has slowed most of the economy in the European Union. This resulted in many different challenges ranging from notified bodies that were no longer able to perform audits, to manufacturers that were forced to increase their production beyond their existing capabilities or forced to stop their production all together. The original date of application of Regulation (EU) 2017/745 on medical device (MDR) was May 26, 2020. Due to the COVID-19 pandemic, the date of application for MDR was postponed to May 26, 2021. The Company will continue to implement changes across our quality systems to become compliant with the new MDR.

Clinical Trials

Obalon Balloon SMART Pivotal Trial

Obalon published the results of their pivotal SMART trial. The Obalon Balloon System has demonstrated clinically meaningful weight loss with durable results. The Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group, with an average of 15.1 pounds of weight loss, resulting in an average 6.9% reduction in total body weight and an average 2.4 point decrease in BMI. In the study, 66.7% of patients lost at least 5% of their total body weight and the study showed statistically significant improvements in cardiometabolic risk factors, including fasting glucose, systolic blood pressure, cholesterol and triglycerides. Patients in the treatment group were followed for 48 weeks and showed, on average, that 89.5% of the weight loss achieved during the initial 24-week balloon treatment period was maintained at 48 weeks, or 24 weeks after the balloons were removed.

Obalon Balloon Post-Approval Study (PAS)

The PAS is a prospective, single arm, observational, sequentially enrolling, open label multi-center study. The Obalon PAS is a 1-year study that includes 6-month of Obalon Balloon therapy in conjunction of a weight loss behavior modification, or WLBM program and 6-months of continued WLBM program after balloon removal. The primary study objective is to assess the continued safety and performance of the Obalon Balloon System in commercial settings. Enrollment and follow-up activities were completed. ReShape Lifesciences continues complying with post approval requirements.

Post-Approval Study - Obalon Navigation-Touch System (NTS)

To help assure the continued safety and effectiveness of the Obalon Navigation System, the FDA has required a post-approval study as a condition of approval under 21 CFR 814.82(a)(2). As part of PMA approval, Obalon management agreed with the FDA to conduct a post-approval prospective, observational, open-label, multi-center study designed to capture additional safety and effectiveness data of the Obalon balloon administration with NTS, prior to merger with ReShape LifeSciences. The study is a single cohort group that includes patients who commercially purchased the Obalon Balloon System at clinics and hospitals that use NTS and have consented to have their data collected to support this study. All activities related to post-administration management, weight loss and removal of the balloons are conducted in accordance with the commercial Obalon Balloon System device labeling and are not collected in this study; this study focuses on balloon administrations only. The study will evaluate approximately 4,000 balloon administrations in approximately 1,400 subjects at up to 40 clinical sites in the United States.

Patient enrollment for this study began in December 2019. On June 26, 2020, Obalon and the FDA had a call to discuss the impact of COVID-19 on the company and cessation of commercial distribution of product since March 2020. Therefore, continued enrollment of the post-market study was put on hold and has been on hold since. The study enrolled 32 patients from one site as of March 9, 2020 before it was suspended. The other two participating sites have received IRB approvals but have not enrolled their first patient. ReShape Lifesciences will communicate with the FDA if commercial distribution of product resumes and coordinate resumption of this PAS.

Endure II Trial - Investigation Study of Reshape Vest

The Endure II trial commenced in March 2019 at one clinical site. Enrollment of patients at this site was completed in January 2020 before the COVID-19 pandemic impacted Europe. Study initiations at other clinical sites were put on hold due to logistical limitations such as travel bans to certain European countries that prevented us from conducting site initiations and on-site case support. Additionally, unforeseeable lockdowns prevented enrolled trial subjects from completing some scheduled in-person follow-up visits. This reality has constrained our ability to complete the clinical trial.

We have engaged and continue to engage third parties to advise on and perform certain clinical studies and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

In order to complete a clinical trial, we are required to enroll enough patients to conduct the trial after obtaining each patient’s informed consent in a form and substance that complies with FDA and/or other regulatory authority requirements as well as state and federal privacy and human subject protection regulations. Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “RISK FACTORS” in this Annual Report on Form 10-K. Further, we, the FDA, and/or an institutional review board, or IRB in US and/or a Ministry of Health abroad and/or an Ethics Committee in Europe could suspend a clinical trial at any time for various reasons, including a belief that the risks to the trial‘s subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S. Same applies abroad where our Notified Body and Ministries of Health may determine that safety and efficacy of the device is not sufficient to obtain clearance or approval to market the product in respective geographies.

Obalon Balloon System

Obalon Balloon favorable safety profile, In the pivotal SMART trial, only one of 336 (0.3%) patients that received the Obalon balloon experienced a serious adverse device event (SADE) and in data presented at the American Society for Metabolic and Bariatric Surgery Meeting from the first year of commercial experience, only two of 1,343 (0.14%) patients that received our Obalon balloon experienced a SADE. Historically, the reported rate of SADEs reported to Obalon in commercial use is consistent with that experienced in the pivotal SMART trial or the data from their first year of commercial experience.

In addition, data published and presented from Obalon’s commercial registry demonstrates greater weight loss in the commercial setting as compared to the pivotal clinical study used to support FDA approval. In May 2019, Obalon updated data from their commercial registry to include 1,411 total patients from 143 treatment sites in the United States. In this data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight. Of note, 50.7% of patients lost 10% or more total body weight and 77.9% lost 5% or more total body weight.

Obalon Balloon improved patient tolerability and comfort. The Obalon balloon is inflated with a proprietary mix of gas. This creates a light, buoyant balloon that floats at the top of the stomach instead of sinking to the bottom of the stomach like a traditional liquid-filled intragastric balloon. Further, the Obalon Balloon System consists of three separate 250cc balloons placed individually over a three-month period to progressively add volume. We believe these design elements have the potential to improve patient comfort and tolerability of our Obalon balloon.

Obalon Balloon progressive weight loss with durable results. In the pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham-control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal. In May 2019, Obalon analyzed data from their commercial registry on 1,411 total patients from 143 treatment sites in the United States. In this data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight.

Obalon Balloon simple and convenient placement. The Obalon balloon is placed without anesthesia or an endoscopy through a swallowable capsule that dissolves in the stomach and releases the balloon. These unique features allow patients the flexibility to receive the Obalon balloon discreetly in an outpatient setting. Placement typically occurs in less than fifteen minutes and can be scheduled in the morning before work, during a lunch break or in the evening. Treated patients can return promptly to their normal daily activities. The balloons are removed endoscopically under light, conscious sedation six months after the first balloon placement. Recently approved new products, the Obalon Navigation System and Obalon Touch Inflation Dispenser, are designed to further improve ease of use and convenience of placement.

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

Moreover, each state defines the scope of practice of physicians and other healthcare professionals through legislation and through their respective licensing boards, and we will need to comply with laws related to the physician supervision of services and scope of practice requirements. Activities that qualify as professional misconduct under state law may subject our personnel to sanctions or may even result in loss of their license and could, possibly, subject us to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state.

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

U.S. Healthcare Reform

Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products. By way of example, ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the medical device industry.

There will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge and/or patients’ willingness to pay for our products. While in general it is too early to predict what effect, if any, ACA and its implementation, or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

Employees

As of December 31, 2021, we had 47 employees, all of which were full-time. All of these employees are located in the U.S.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Information About our Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2022:

Name	Age	Position
Barton P. Bandy	61	President and Chief Executive Officer
Thomas Stankovich	61	Senior Vice President and Chief Financial Officer

Barton P. Bandy has served as our President and Chief Executive Officer since April 1, 2019. Mr. Bandy has extensive leadership experience in health care and specifically in the obesity and bariatric space. Most recently, Mr. Bandy was President and Chief Executive Officer of BroadSpot Imaging Corporation, a developer of medical devices for eye care, since April 2017. From April 2013 to August 2016, Mr. Bandy was President of Wellness at Alphaeon Corporation, where he was responsible for business development, commercial activities, strategy and acquisition integration. He previously spent 10 years as the senior executive leading the Inamed and Allergan Health Divisions through the launch, growth and transition of the Lap-Band.

Thomas Stankovich has served as our Chief Financial Officer since October 30, 2019. Mr. Stankovich has extensive leadership experiences as the CFO for multiple public and private healthcare companies. Prior to joining ReShape, Mr. Stankovich spent nine years as the Global Senior Vice President and Chief Financial Officer of MP Biomedicals, a life science and molecular biology-diagnostics company. Prior to MP Biomedicals, Mr. Stankovich served as Chief Financial Officer at Response Genetics where he successfully led the company through their initial public offering. Additionally, Mr. Stankovich served as Chief Financial Officer for Ribapham Inc., where he also led the company through their initial public offering, which at the time became the second largest ever initial public offering in the biotechnology sector. Mr. Stankovich also held the Chief Financial Officer position at ICN International which later changed its name to Valeant Pharmaceuticals.

Our Corporate Information

We were incorporated under the laws of Delaware on January 2, 2008. On June 15, 2021, we completed a merger with ReShape Lifesciences Inc. Pursuant to the Merger Agreement, a wholly owned subsidiary of Obalon with and into

ReShape, with ReShape surviving the merger as a wholly owned subsidiary of Obalon. As a result of the merger, Obalon, the parent company, was renamed “ReShape Lifesciences Inc.” and ReShape was renamed ReShape Weightloss Inc. ReShape Lifesciences shares of common stock trade on the Nasdaq under the symbol RSLS.

We file reports and other information with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (1) are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, (2) may be obtained by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027, (3) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (4) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC.

Our principal executive offices are located at 1001 Calle Amanecer, San Clemente, California 92673, and our telephone number is (949) 429-6680. Our website addresses are www.reshapelifesciences.com and lapband.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Summary of risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities, and make an investment in our securities speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industry

●	We may be unable to attract and retain management and other personnel we need to succeed.
●	We may not be able to re-introduce the Obalon Balloon System to the marketplace.
●	Prior to the merger, Obalon shut down the manufacturing operations and released related support personnel. We may have difficulties and delays restarting the manufacturing of the Obalon Balloon System.
●	Our ReShape Vest product is in the early stages of clinical evaluation. If the clinical trial is not successfully completed or any required regulatory approvals are not obtained, the ReShape Vest may not be commercialized and our business prospects may suffer.
●	The shares of series C convertible preferred stock issued in connection with our acquisition of ReShape Medical have certain rights and preferences senior to our common stock, including a liquidation preference that is senior to our common stock.
●	We are a medical device company with a limited history of operations and sales, and we cannot assure you that we will ever generate substantial revenue or be profitable.
●	Previously, we recorded a non-cash indefinite-lived intangible assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
●	General economic and political conditions could have a material adverse effect on our business.
●	We face significant uncertainty in the industry due to government healthcare reform.
●	We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
●	Failure to protect our information technology information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.
●	We operate in a highly competitive industry that is subject to rapid change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

Risks Associated with Development and Commercialization of the Lap-Band System, reshapecare, ReShape Marketplace, Obalon Balloon System, ReShape Vest and Diabetes Bloc-Stim Neuromodulation

●	Our efforts to increase revenue from our Lap-Band system, reshapecare, ReShape Marketplace, re-introduce the Obalon Balloon System, and commercialize the ReShape Vest, Diabetes Bloc-Stim Neuromodulation and expanded line of bariatric surgical accessories may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

●	We may not be able to obtain required regulatory approvals for our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation in a cost-effective manner or at all, which could adversely affect our business and operating results.
●	We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.
●	Modifications to the Lap-Band system may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.
●	If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated product problems, our Lap-Band system could be subject to restrictions or withdrawal from the market.
●	We may be unable to manage our growth effectively.
●	We may not be able to manufacture, re-introduce and/or market successfully the Obalon Balloon System into the marketplace.
●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to obtain adequate product liability insurance.

Risks Related to Intellectual Property

●	If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected, and our competitive position will be harmed.
●	Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.
●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
●	Intellectual property litigation is a common tactic in the medical device industry to gain competitive advantage. If we become subject to a lawsuit, we may be required to expend significant financial and other resources and our management’s attention may be diverted from our business.

Risks Relating to Ownership of Our Common Stock

●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.
●	We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.
●	You may experience future dilution as a result of future equity offerings.
●	Our organizational documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.
●	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

risk factors

Risks Related to Our Business and Industry

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of our officers or key employees could delay or prevent the successful completion of our clinical trials and the commercialization of our Lap-Band system, reshapecare, ReShape Marketplace, the Obalon Balloon System, and the development of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation. Our continued growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

Our ReShape Vest product is in the early stages of clinical evaluation. If the clinical trial is not successfully completed or any required regulatory approvals are not obtained, the ReShape Vest may not be commercialized and our business prospects may suffer.

Our ReShape Vest product is in the early stages of development and is currently in the early stages of clinical evaluation. Our ability to market the ReShape Vest in the United States and abroad depends upon our ability to demonstrate the safety and effectiveness of the product with clinical data to support our requests for regulatory approval. The ReShape Vest may not be found to be safe and, where required, effective in clinical trials and may not ultimately be approved for marketing by U.S. or foreign regulatory authorities, which would have a negative impact on our net sales.

There is no assurance that we will be successful in achieving the desired results in our anticipated clinical trials for the ReShape Vest or, if we do, that the FDA or other regulatory agencies will approve the product for sale without the need for additional clinical trial data to demonstrate safety and efficacy. We continually evaluate the potential financial benefits and costs of clinical trials and the products being evaluated in them. If we determine that the costs associated with obtaining regulatory approval of a product exceed the potential financial benefits of that product or if the projected development timeline is inconsistent with our investment horizon, we may choose to stop a clinical trial and/or the development of a product.

The shares of series C convertible preferred stock issued in connection with our acquisition of ReShape Medical have certain rights and preferences senior to our common stock, including a liquidation preference that is senior to our common stock.

There are currently 95,388 shares of our series C convertible preferred stock outstanding, which are convertible into 38 shares of our common stock. We originally issued the shares of our series C convertible preferred stock in connection with our acquisition of ReShape Medical. The series C convertible preferred stock has a liquidation preference of $274.88 per share, or $692,691.05 per underlying share of common stock, or approximately $26.2 million in the aggregate. Holders of the series C convertible preferred stock have the right to convert their shares into shares of common stock instead of receiving the liquidation preference. In general, the series C convertible preferred stock is entitled to receive dividends (on an as-if-converted-to-common stock basis) actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends will be paid on shares of series C convertible preferred stock. Except in connection with the election of directors, while the series C convertible preferred stock generally does not have voting rights. However, as long as any shares of series C convertible preferred stock remain outstanding, we cannot, without the affirmative vote of holders of a majority of the then-outstanding shares of series C convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series C convertible preferred stock (including by the designation, authorization, or issuance of any shares of preferred stock that purports to have equal rights with, or be senior in rights or preferences to, the series C convertible preferred stock), (b) alter or amend the series C convertible preferred stock certificate of designation, (c) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series C convertible preferred stock, (d) increase the number of authorized shares of series C convertible preferred stock or (e) enter into any agreement with respect to any of the foregoing.

No Obalon directors, officers or employees continued with the Company which could hinder the ability to transfer the Obalon technology, restart manufacturing operations and maintain FDA regulatory compliance for the Obalon Balloon System and negatively impact our results of operations.

Following the consummation of the merger, no directors, officers or employees of Obalon continued with the Company. In order to restart manufacturing of the Obalon Balloon System, the Company would have to hire and train new personnel to appropriately perform manufacturing operations that meet required performance specifications and maintain quality system and regulatory compliance related to the Obalon Balloon System without the knowledge and expertise of the Obalon management team, including completing two FDA-mandated post-approval studies which were halted due to the effects of COVID-19. Obalon’s prior suppliers have not supplied Obalon since Obalon halted manufacturing and they may be unwilling or unable to supply the Company on the prior terms or at all. Obalon has not manufactured or shipped products to customers since March 2020 and customers may not accept a relaunch of the Obalon Balloon System by the Company.

We are a medical device company with a limited history of operations and sales, and we cannot assure you that we will ever generate substantial revenue or be profitable.

We are a medical device company with a limited operating history upon which you can evaluate our business. The success of our business will depend on our ability to generate increased sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Lap-Band system, reshapecare, ReShape Marketplace, Obalon Balloon System, or regulatory approvals needed to market our ReShape Vest, Diabetes Bloc-Stim Neuromodulation and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Lap-Band system for its indicated use, successfully launch reshapecare and ReShape Marketplace, re-introduce the Obalon Balloon System, or develop and commercialize the ReShape Vest or Diabetes Bloc-Stim Neuromodulation, we may never become profitable and may have to cease operations as a result. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

Previously, we recorded a non-cash indefinite-lived intangible assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

We conduct our annual indefinite-lived intangible assets impairment analysis during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present. Previously, we performed a qualitative impairment analysis of the in-process research and development (“IPR&D”). Due to delays in the clinical trials experienced, we revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. As a result, we recorded an impairment charge of the excess of the carrying value over the estimated fair value. In the future, we may have additional indicators of potential impairment requiring us to record an impairment loss related to our remaining indefinite-lived and finite-lived intangible assets, which could also have a material adverse effect on our results of operations.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Moreover, if we do not comply with the requirements of Section 404, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

General economic and political conditions could have a material adverse effect on our business.

External factors can affect our financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax law including tax rate changes, and factors affecting global economic stability, and the political environment regarding healthcare in general. We cannot predict to what extent the global economic conditions may negatively impact our business. For example, negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital and could negatively impact our ability to borrow.

In addition, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy. If the impact of the coronavirus outbreak continues for an extended period, it could materially adversely impact our operating and clinical activities as a result of the impacts on our supply chain, our clinical trial sites, access to patients and additional regulatory guidance could be delayed or impacted. Our business and results of operations could be adversely affected to the extent that this coronavirus or any epidemic harms the global economy.

We face significant uncertainty in the industry due to government healthcare reform.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act, as amended, (the “Affordable Care Act”) as well as any future healthcare reform legislation, may have a significant impact on our business. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits.

Congress regulary considers legislation to replace or repeal elements or all of the Affordable Care Act. At this time, it is not clear whether the Affordable Care Act will be repealed in whole or in part, and, if it is repealed, whether it will be replaced in whole or in part by another plan and what impact those changes will have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payers are willing to pay. In addition, any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Affordable Care Act and changes under any federal or state legislation adopted in the future.

We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

Our operations are directly, or indirectly through customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claim Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

We are unable to predict whether we could be subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations.

Failure to protect our information technology information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.

The operation of our business depends on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, phishing attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state, and international laws and regulations, such as the General Data Protection Regulation adopted by the European Union and EEA countries can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

We operate in a highly competitive industry that is subject to rapid change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

The health care industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The obesity treatment market in which we operate has grown significantly in recent years and is expected to continue to expand as technology continues to evolve and awareness of the need to treat the obesity epidemic grows. Although we are not aware of any competitors in the neuroblocking market, we face potential competition from pharmaceutical and surgical obesity treatments. Many of our competitors in the obesity treatment field have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies, such as Allergan, Apollo Endosurgery, Boston Scientific, LivaNova PLC, Johnson & Johnson, Medtronic or St. Jude Medical. Our competitors may develop and patent processes or products earlier than us, obtain regulatory approvals for competing products more rapidly than we are able to and develop more effective, safer and less expensive products or technologies that would render our products non-competitive or obsolete.

Risks Associated with Development and Commercialization of the Lap-Band System, reshapecare, Obalon Balloon System, ReShape Vest and Diabetes Bloc-Stim Neuromodulation

Our efforts to increase revenue from our Lap-Band system, reshapecare, Obalon Balloon System, and commercialize the ReShape Vest, Diabetes Bloc-Stim Neuromodulation and expanded line of bariatric surgical accessories may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

Our ability to generate revenue will depend upon the sales of our Lap-Band system, expanded line of bariatric surgical accessories, reshapecare, and Obalon Balloon System, and successful commercialization of our ReShape Vest (if approved for sale) and Diabetes Bloc-Stim Neuromodulation (if approved for sale). Our efforts to commercialize these products may not succeed for a number of reasons, including:

●	we may not be able to obtain the regulatory approvals required for our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation;
●	we may not be able to produce the Obalon Balloon System;
●	if we are able to produce the Obalon Balloon System, we may not be able to re-introduce the system into the marketplace;
●	our products may not be accepted in the marketplace by physicians, patients and third-party payers;
●	the price of our products, associated costs of the surgical procedure and treatment and the availability of sufficient third-party reimbursement for the system implantation and follow-up procedures;
●	appropriate reimbursement and/or coding options may not exist to enable billing for the system implantation and follow-up procedures for our ReShape Vest;
●	coverage policies for bariatric surgeries and procedures, including Lap-Band and balloons may be restricted in the future;
●	we may not be able to sell our products at a price that allows us to meet the revenue targets necessary to generate enough revenue for profitability;
●	the frequency and severity of any side effects of our products;
●	physicians and potential patients may not be aware of the perceived effectiveness and sustainability of the results of our products;
●	we, or the investigators of our products, may not be able to have information on the outcome of the trials published in medical journals;
●	the availability and perceived advantages and disadvantages of alternative treatments;
●	any rapid technological change may make our products obsolete;
●	we may not be able to have our products manufactured in commercial quantities or at an acceptable cost;
●	we may not have adequate financial or other resources to complete the development and commercialization of our products or to develop sales and marketing capabilities for our products; and
●	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

Besides requiring physician adoption, market acceptance of our products will depend on successfully communicating the benefits of our products to three additional constituencies involved in deciding whether to treat a particular patient using our products: (1) the potential patients themselves; (2) institutions such as hospitals, where the procedure would be performed and opinion leaders in these institutions; and (3) third-party payers, such as private healthcare insurers and governmental payers, such as Medicare and Medicaid in the United States, which would ultimately bear most of the costs of the various providers and equipment involved in our Lap-Band system, reshapecare, Obalon Balloon System, ReShape Vest (if approved for sale) and Diabetes Bloc-Stim Neuromodulation (if approved for sale). Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of our products to be successful.

If our products, or any other therapy or products for other gastrointestinal diseases and disorders that we may develop, do not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable.

We may not be able to obtain required regulatory approvals for our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation in a cost-effective manner or at all, which could adversely affect our business and operating results.

The production and marketing of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the development, testing, marketing and premarket review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain regulatory approval before we can market our ReShape Vest and Diabetes Bloc-Stim Neuromodulation in the United States and certain foreign countries. The regulatory process will require significant time, effort and expenditures to bring products to market, and it is possible that our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation will not be approved for sale. Even if regulatory approval of our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation is granted, it may not be granted within the timeframe that we expect, which could have an adverse effect on our operating results and financial condition. Even after our ReShape Vest and/or Diabetes Bloc-Stim Neuromodulation is approved by the FDA, we may have ongoing responsibilities under FDA regulations, non-compliance of which could result in the subsequent withdrawal of such approvals, or such approvals could be withdrawn due to the occurrence of unforeseen problems following initial approval. We also are subject to medical device reporting regulations that require us to report to the FDA if any of our products causes or contributes to a death or serious injury or if a malfunction were it to occur might cause or contribute to a death or serious injury. Any failure to obtain regulatory approvals on a timely basis or the subsequent withdrawal of such approvals could prevent us from successfully marketing our products, which could adversely affect our business and operating results.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

We rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, ensure compliance by patients with clinical protocols or comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining or maintaining regulatory approvals for our product. Our agreements with clinical investigators and clinical trial sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, adversely affecting our ability to successfully commercialize our product.

Modifications to the Lap-Band system may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.

The FDA and our European Notified Body require medical device companies to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, some of these regulatory authorities can review a company’s decision. Any modifications to an approved device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use could require additional clinical studies and separate regulatory applications. Product changes or revisions will require all the regulatory steps and associated risks discussed above possibly including testing, regulatory filings and clinical study. We may not be able to obtain approval of supplemental regulatory approvals for product modifications, new indications for our product or new products. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our commercialization efforts and future growth.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated product problems, our Lap-Band system could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by our European Notified Body and the FDA and other regulatory bodies. In particular we and our manufacturers and suppliers are required to comply with ISO requirements, Good Manufacturing Practices, which for medical devices is called the Quality System Regulation (“QSR”), and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the QSR through inspections, which may be unannounced, and the CE system enforces its certification through inspections and audits as well. Our quality system has received certification of compliance to the requirements of ISO 13485:2016 and will have to continue to successfully complete such inspections to maintain regulatory approvals for sales outside of the United States. Failure by us or one of our manufacturers or suppliers to comply with statutes and regulations administered by the FDA, CE authorities and other regulatory bodies, or failure to adequately respond to any observations, could result in enforcement actions against us or our manufacturers or suppliers, including, restrictions on our product or manufacturing processes, withdrawal of the product from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

If any of these actions were to occur it would harm our reputation and cause our product sales to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements. If the FDA or any other regulatory body finds their compliance status to be unsatisfactory, our commercialization efforts could be delayed, which would harm our business and our results of operations.

Additionally, if the FDA determines that our promotional materials, training or other activities constitute promotion of an unapproved use, we could be subject to significant liability, the FDA could request that we cease, correct or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

We are subject to medical device reporting regulations that require us to report to the FDA, Competent Authorities or other governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business. Once the product is approved and implanted in a large number of patients, infrequently occurring adverse events may appear that were not observed in the clinical trials. This could cause health authorities in countries where the product is available to take regulatory action, including marketing suspension and recall.

We may be unable to manage our growth effectively.

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to increase revenue from our Lap-Band system and reshapecare, re-introduce the Obalon Balloon System, and develop our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our product, assist patients and healthcare providers in obtaining reimbursement for the use of our product and create and develop new applications for our technology. This growth may place significant strain on our management and financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to obtain adequate product liability insurance.

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. The medical device industry has historically been subject to extensive litigation over product liability claims. We may be subject to product liability claims if our products cause, or appear to have caused, an injury. Claims may be made by consumers, healthcare providers, third-party strategic collaborators or others selling our products.

We have product liability insurance, which covers the use of our products in our clinical trials and any commercial sales, in an amount we believe is appropriate. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost and on acceptable terms for an adequate coverage amount, or otherwise to protect against potential product liability claims, we could be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations. These liabilities could prevent or interfere with our product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers or result in reduced acceptance of our products in the market.

We may be subject to product liability claims even if it appears that the claimed injury is due to the actions of others. For example, we rely on the expertise of surgeons and other associated medical personnel to perform the medical procedure to implant and remove our products and to perform the related therapy. If these medical personnel are not properly trained or are negligent, the therapeutic effect of our products may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the negligence of one of our suppliers in supplying us with a defective component that injures a patient could be the basis for a claim against us. A product liability claim, regardless of its merit or eventual outcome, could result in decreased demand for our products; injury to our reputation; diversion of management’s attention; withdrawal of clinical trial participants; significant costs of related litigation; substantial monetary awards to patients; product recalls or market withdrawals; loss of revenue; and the inability to commercialize our products under development.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Lap-Band system, reshapecare, Obalon Balloon System, ReShape Vest and Diabetes Bloc-Stim Neuromodulation by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own numerous U.S. and foreign patents and have numerous patent applications pending, most of which pertain to treating gastrointestinal disorders and the treatment of obesity. We have also received or applied for additional patents outside the United States. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third-party’s products or patents in litigation or administrative proceedings, including patent interferences, re-examinations or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the U.S. Patent and Trademark Office (“USPTO”), or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re-examination and opposition proceedings may be costly. Moreover, the U.S. patent laws have recently changed with the adoption of the America Invents Act (“AIA”), possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, particularly in the field of medical products and procedures.

Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Many of our competitors who have significant resources and have made substantial investments in competing technologies may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets. Our current or future U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. In most cases in the United States patent applications are published 18 months after filing the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications, or that we were the first to file patent applications for such inventions.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Intellectual property litigation is a common tactic in the medical device industry to gain competitive advantage. If we become subject to a lawsuit, we may be required to expend significant financial and other resources and our management’s attention may be diverted from our business.

There has been a history of frequent and extensive litigation regarding patent and other intellectual property rights in the medical device industry, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Accordingly, we may become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the USPTO to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. We may also become subject to claims or litigation seeking payment of royalties based on sales of our product in connection with licensing or similar joint development arrangements with third parties or in connection with claims of patent infringement.

The defense and prosecution of intellectual property suits, USPTO interference proceedings, reexamination proceedings, or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed, or opposition proceedings and related legal and administrative proceedings, are both costly and time consuming and could result in substantial uncertainty to us. Litigation or regulatory proceedings may also be necessary to enforce patent or other intellectual property rights of ours or to determine the scope and validity of other parties’ proprietary rights. Any litigation, opposition or interference proceedings, with or without merit, may result in substantial expense to us, cause significant strain on our financial resources, divert the attention of our technical and management personnel and harm our reputation. We may not have the financial resources to defend our patents from infringement or claims of invalidity. An adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from manufacturing, selling or using our proposed products, any of which could have a material adverse effect on our business and prospects.

Our Lap-Band system, reshapecare, Obalon Balloon System, ReShape Vest or Diabetes Bloc-Stim Neuromodulation may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including neuroblocking, and of patents and published patent applications held by companies in those fields. While we believe that none of such patents and patent applications are applicable to our products and technologies under development, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that would cause us to incur substantial expenses and, if such claims are successfully asserted against us, they could cause us to pay substantial damages, could result in an injunction preventing us from selling, manufacturing or using our proposed products and would divert management’s attention. Because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware, and which may later result in issued patents that our products infringe. If a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is subject of the suit.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties, or both. A license may not be available at all or on commercially reasonable terms, and we may not be able to redesign our products to avoid infringement. Modification of our products or development of new products could require us to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

Risks Relating to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. The market price for our common stock will be affected by a number of factors, including:

●	the denial or delay of regulatory clearances or approvals of our product or receipt of regulatory approval of competing products;
●	our ability to accomplish clinical, regulatory and other product development milestones and to do so in accordance with the timing estimates we have publicly announced;
●	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;
●	changes in government regulations and standards affecting the medical device industry and our product;

●	ability of our products to achieve market success;
●	the performance of third-party contract manufacturers and component suppliers;
●	our ability to develop sales and marketing capabilities;
●	actual or anticipated variations in our results of operations or those of our competitors;
●	announcements of new products, technological innovations or product advancements by us or our competitors;
●	developments with respect to patents and other intellectual property rights;
●	sales of common stock or other securities by us or our stockholders in the future;
●	additions or departures of key scientific or management personnel;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	the trading volume of our common stock;
●	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
●	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;
●	decreases in market valuations of medical device companies; and
●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

The stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Following periods of volatility in the market price of a company’s securities, securities class action litigation often has been initiated against a company. If class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business.

Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.

Sales of substantial amounts of our common stock by us or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital, upon the exercise of options or warrants, or in connection with acquisitions or corporate alliances. We also plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than five percent stockholders, which may be subject to holding period, volume and other limitations under Rule 144. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time and could reduce the market price of our common stock.

We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As of December 31, 2021, we had outstanding 17,831,875 shares of common stock. In addition, as of that date we had outstanding warrants to acquire 6,952,385 shares of common stock. The issuance of shares of common stock upon the exercise of warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our stockholders and warrant holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital for general corporate purposes, in the future we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may be lower than the current price per share of our common stock. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings.

Our organizational documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.

Our certificate of incorporation and bylaws and Section 203 of the Delaware General Corporation Law contain provisions that may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

●	the ability of our board of directors to create and issue preferred stock without stockholder approval, which could be used to implement anti-takeover devices;
●	the authority for our board of directors to issue without stockholder approval up to the number of shares of common stock authorized in our certificate of incorporation, that, if issued, would dilute the ownership of our stockholders;
●	the advance notice requirement for director nominations or for proposals that can be acted upon at stockholder meetings;
●	a classified and staggered board of directors, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	the prohibition on actions by written consent of our stockholders;
●	the limitation on who may call a special meeting of stockholders;
●	the prohibition on stockholders accumulating their votes for the election of directors; and
●	the ability of stockholders to amend our bylaws only upon receiving a majority of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in our certificate of incorporation and bylaws may deter third parties from acquiring us, which may limit the market price of our common stock.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $178.2 million. Of the total U.S. federal net operating loss carryforwards at December 31, 2021, $1.2 million is subject to a 20 year carryover period and began expiring in 2021. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $280.9 million at December 31, 2021, and had foreign net operating loss carryforwards of $0.2 million at December 31, 2021. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2021, the net effect of any further limitation will have no impact on results of operations.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 14,479 square feet of office/warehouse space in San Clemente, California under an operating lease that expires June 30, 2022. We have extended this lease for 12 months through June 30, 2023, as of February 2022. In connection with the merger, we took over the Obalon corporate lease of a 20,200 square feet of office/warehouse space in Carlsbad, California under an operating lease that expired in March 2022.

ITEM 3. LEGAL PROCEEDINGS

Our legal proceedings are discussed in Note 16, Commitments and Contingencies, Legal Proceedings, in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq under the symbol “RSLS”.

Number of Stockholders

As of March 28, 2022, there were approximately 75 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

None.

Dividend Policy

We have never paid cash dividends on our common stock. The board of directors presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future. We do not have a dividend reinvestment plan or a direct stock purchase plan.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K are forward-looking statements that involve risks and uncertainties. The factors listed in Item 1A “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the reshapecare virtual health coaching program, the ReShape Marketplace, the Obalon Balloon System, the ReShape Vest, an investigational device to help treat more patients with obesity, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the Obalon Balloon System which was recently acquired, and there has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

Recent Developments

On January 19, 2021, the Company entered into the fourth amendment to the credit agreement that increased the amount available under the delayed draw term loans by $1.0 million, of which all funds were received upfront and used for the escrow fund securing the termination fee under the Merger Agreement. The maturity date of the loans under the credit agreement, including those under the amendment was March 31, 2021, all of which has subsequently been paid in full.

On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred.

On March 10, 2021, the Company entered into the fifth amendment to the credit agreement that extended the maturity date from March 31, 2021, to March 31, 2022.

On June 15, 2021, the Company completed its merger with Obalon, pursuant to which a wholly owned subsidiary merged with and into Obalon. As a result of the merger, Obalon was renamed “ReShape Lifesciences Inc.” and ReShape Lifesciences Inc. was renamed “ReShape Weightloss Inc.”, which is now a wholly owned subsidiary of ReShape Lifesciences Inc. Additionally, the Company began trading on the Nasdaq.

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

On November 4, 2021, the Company announced the launch of an advanced line of supplements for bariatric surgery and medical weight loss patients, ReShape Optimize by ProCare Health. Products from the new supplement line will be available for purchase in the ReShape Marketplace, an extension of reshapecare.

On February 16, 2022, the Company renewed the office space lease in San Clemente, California for one year. This lease renewal will commence on July 1, 2022, and end on June 30, 2023.

Financial Overview

Results of Operations

The following table sets forth certain data from our operating results from the years ended December 31, 2021 and 2020, expressed as percentages of net revenue (in thousands):

	Year Ended December 31,
	2021		2020
Revenue	$13,600	100.0%	$11,299	100.0%
Cost of goods sold	5,252	38.6%	5,037	44.6%
Gross profit	8,348	61.4%	6,262	55.4%
Operating expenses:
Sales and marketing	9,165	67.4%	4,694	41.5%
General and administrative	24,410	179.5%	10,527	93.2%
Research and development	2,522	18.5%	3,498	31.0%
Loss on impairment of intangible assets and goodwill	28,752	211.4%	—	—%
Total operating expenses	64,849	476.8%	18,719	165.7%
Operating loss	(56,501)	(415.4)%	(12,457)	(110.2)%
Other expense (income), net:
Interest expense, net	832	6.1%	2,049	18.1%
Warrant expense	2,813	20.7%	—	—%
Loss on extinguishment of debt, net	2,061	15.2%	7,715	68%
Gain on foreign currency	(168)	(1.2)%	(410)	(4)%
Loss before income tax provision	(62,039)	(456.2)%	(21,811)	(193.0)%
Income tax benefit	(106)	(0.8)%	(181)	(1.6)%
Net loss	$(61,933)	(455.4)%	$(21,630)	(191.4)%

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

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in this Form 10-K have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, changes in fair value of liability warrants and other one-time costs. Management uses Adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the years ended December 31, 2021 and 2020 (in thousands).

	Years Ended December 31,
	2021	2020
GAAP net loss	$(61,933)	$(21,630)
Adjustments:
Interest expense, net:	832	2,049
Income tax benefit	(106)	(181)
Depreciation and amortization	1,971	1,667
Stock-based compensation expense	12,752	1,323
Loss on impairment of intangible assets and goodwill	28,752	—
Loss on extinguishment of debt, net	2,061	7,715
Warrant expense	2,813	—
Professional fees incurred in connection with the Obalon merger	2,277	—
Non-GAAP loss	$(10,581)	$(9,057)

Comparison of Results of Operations

Revenue. The following table summarizes our net revenue by geographic location based on the location of customers for the years ended December 31, 2021 and 2020, as well as the percentage by location of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2021		2020		Change	Change
United States	$10,297	75.7%	$8,275	73.2%	$2,022	24.4%
Australia	1,039	7.6%	1,086	9.6%	(47)	(4.3)%
Europe	2,127	15.7%	1,824	16.2%	303	16.6%
Rest of world	137	1.0%	114	1.0%	23	20.2%
Total revenue	$13,600	100.0%	$11,299	100.0%	$2,301	20.4%

Revenue totaled $13.6 million for the year ended December 31, 2021, compared to $11.3 million for the year ended December 31, 2020. The primary reason for the increase of $2.3 million, or 20.4%, is due to a $2.0 million increase in sales for the United States, and a $0.3 million increase internationally. The increase in total revenue is primarily due to lessened COVID 19 pandemic restrictions for elective surgeries in 2021 as compared to 2020. There has also been a rise in obesity awareness due to the complications associated with COVID 19 for obesity, and the Company has increased its overall sales and marketing efforts, which has resulted in increased sales. We did see a slight decrease in sales during the fourth quarter of 2021, due to the rise of the Delta and Omicron variants, and the associated restrictions.

Cost of Goods Sold and Gross Profit: The following table summarizes our cost of goods sold and gross profit for the years ended December 31, 2021 and 2020, as well as percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2021		2020		Change	Change
Revenue	$13,600	100.0%	$11,299	100.0%	$2,301	20.4%
Cost of goods sold	5,252	38.6%	5,037	44.6%	215	4.3%
Gross profit	$8,348	61.4%	$6,262	55.4%	$2,086	33.3%

Gross profit. Gross profit for the year ended December 31, 2021, was $8.3 million, compared to $6.3 million for the year ended December 31, 2020, an increase of $2.0 million or 33.3%. Gross profit as a percentage of revenue for the year ended December 31, 2021, was 61.4% compared to 55.4% for the same period in 2020. The increase in gross profit margin is primarily due to increased volume, as revenue increased by 20.4%, reduced period expenses, and improved product mix with higher domestic sales as a percentage of revenue, which have a higher gross profit margin than international sales. We have also begun to realize significant cost of goods savings by moving our manufacturing from Costa Rica to a new supplier in the United States.

Operating Expenses: The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020, as well as the percentage of total revenue, and the amount of changes and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2021		2020		Change	Change
Sales and marketing	$9,165	67.4%	$4,694	41.5%	$4,471	95.2%
General and administrative	24,410	179.5%	10,527	93.2%	13,883	131.9%
Research and development	2,522	18.5%	3,498	31.0%	(976)	(27.9)%
Loss on impairment of intangible assets and goodwill	28,752	211.4%	—	—%	28,752	100.0%
Total operating expenses	$64,849	476.8%	$18,719	165.7%	$46,130	246.4%

Total operating expenses increased by $46.1 million, or 246.4%, due primarily to an impairment charge of $28.8 million, an increase in stock-based compensation of $11.4 million and an increase in general and administrative expenses related to the merger with Obalon of $2.3 million. After the Obalon merger, and subsequent listing on the Nasdaq, the Company issued either restricted stock units or stock options to all employees and non-employee directors of the Company, its first grant since 2017. The vesting schedules for these grants were retroactive to hire dates, so there was a catch-up expense of $8.9 million. Due to this catch-up, the Company expects for stock-based compensation expense to normalize going forward. The Company has begun focusing on increased brand recognition through improved marketing strategies, including television and print advertisements, and social media presence which has increased our overall sales and marketing expenses. As previously disclosed, the Company announced the launch of a multi-platform consumer advertising campaign utilizing national television, print, social media and public relations during the fourth quarter of 2021.

Sales and Marketing Expense. Sales and marketing expenses for the year ended December 31, 2021, increased by $4.5 million, or 95.2%, to $9.2 million, compared to $4.7 million for the year ended December 31, 2020. The increase is primarily due to an increase in advertising and marketing costs of $2.5 million, as the Company launched its direct to consumer campaign, and increased its social media presence. In addition, we had an increase in stock-based compensation expense of $1.2 million, as during the third quarter of 2021, the Company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $0.9 million at the time the awards were granted. Additionally, payroll related expenditures increased by $0.4 million as the Company strengthened its commercial organization and commissions increased by $0.2 million from higher revenue compared to the prior year. The Company also had an increase in software costs of $0.2 million. These increases were minimally offset by a decrease of $0.2 million in consulting fees. The Company expects to continue devoting more resources toward sales and marketing, particularly through our national direct to consumer campaign, and so we expect total Sales and Marketing expenses to increase for 2022.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 2021, increased by $13.9 million, or 131.9%, to $24.4 million, compared to $10.5 million for the year ended December 31, 2020. The increase is primarily due to an increase of $8.9 million in stock-based compensation expense, as during the third quarter of 2021, the Company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $6.8 million at the time the awards were granted. In addition, the Company had increases in audit, consulting and other professional services of $3.2 million, of which $2.3 million was directly related to the merger with Obalon, an increase in payroll related expenses of $1.0 million, including a $0.7 million increase in bonus fees, an increase in legal and patent related fees of $0.4 million, an increase in rent and facilities of $0.3 million due to the facilities assumed from the merger with Obalon, and an increase in insurance fees of $0.1 million. These increases were partially offset by a decrease in bad debt expense of $0.2 million, as the Company continues to focus on collections.

Research and Development Expense. Research and development expenses for the year ended December 31, 2021, decreased by $1.0 million, or 27.9%, to $2.5 million, compared to $3.5 million for the year ended December 31, 2020. The decrease is primarily due to a $2.2 million reduction in consulting, and clinical trial expenses as a result of a slowdown in clinical trials for the ReShape Vest due to the COVID 19 pandemic, and a reduction in payroll expenses of $0.1 million. This decrease was offset by an increase of $1.3 million in stock-based compensation expense, as during the third quarter of 2021, the Company issued both RSUs and stock options containing a look back provision to begin vesting at the one-year anniversary of the date of employment, resulting in an expense of $1.2 million at the time the awards were granted.

Loss on Impairment of Intangible Assets and Goodwill. The Company incurred two impairment charges totaling $28.8 million during the year ended December 31, 2021. The Company recorded a goodwill impairment charge of $21.6 million due to a reduction in our market capitalization at year-end. In addition, an impairment charge of $7.2 million was recorded, due to a reduction in our market capitalization coupled with the effects of the delays in the ReShape Vest clinical trials from the COVID-19 pandemic thus reducing the near-term future net cash flows. For further details regarding the impairment charges, see Note 7 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. During the year ended December 31, 2020, the Company did not have an impairment of intangible assets.

Net Interest Expense. Net interest expense for the year ended December 31, 2021, decreased by $1.2 million, to $0.8 million, compared to $2.0 million, for the year ended December 31, 2020. The primary reason for the decrease is due to the Company paying off the credit agreement during the second quarter of 2021 and the forgiveness of the PPP loan including accrued interest during the first quarter of 2021.

Warrant Expense. Warrant expense was $2.8 million for the year ended December 31, 2021. The warrant expense relates to the issuance of warrants and common stock in connection with the exchange agreement entered with an investor that held Obalon warrants and exercised the fundamental transaction provision of their warrants. There was no warrant expensess for the year ended December 31, 2020.

Loss on Extinguishment of Debt. Loss on extinguishment of debt, net for the year ended December 31, 2021, was $2.1 million, which consisted of losses of $3.0 million related to the fair value of the warrants issued in connection with the January 19, 2021, credit agreement amendments and $0.1 million related to the early payment of the debt. These losses were offset by a $1.0 million gain on the full extinguishment of our PPP loan, as we received official confirmation of forgiveness on March 1, 2021.The Company recognized a loss on extinguishment of debt for the year ended December 31, 2020, of $7.7 million, related to the fair value of the warrants issued in connection with the third and fourth amendments of the credit agreement and discounts related to the amendments.

Income Tax Benefit. Income tax benefit was $0.1 million for the year ended December 31, 2021, compared to a benefit of $0.2 million for the year ended December 31, 2020.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the years ended December 31, 2021 and 2020, we received proceeds of $45.6 million and $0.7 million, respectively, from exercises of warrants by institutional investors, and $1.0 million and $9.5 million, respectively, from the credit agreement with an institutional investor. As of December 31, 2021, we had $22.8 million of cash and cash equivalents, which includes $5.2 million of cash received in connection with the merger with Obalon and $50 thousand of restricted cash. During March of 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred and in June of 2021, the credit agreement was paid in full.

During June of 2021, the Company completed the merger with Obalon and obtained approval for the combined Company’s common stock to be traded on the Nasdaq.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Year Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(15,375)	$(8,550)
Net cash received (used) in investing activates	1,855	(2,390)
Net cash provided in financing activities	33,299	11,075
Effect of exchange rate changes	29	(113)
Net change in cash and cash equivalents	$19,808	$22

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.4 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, net cash used in operating activities was primarily the result of our net loss of $61.9 million, partially offset by non-cash adjustments for loss on impairment of intangible assets and goodwill of $28.8 million, stock-based compensation expense of $12.8 million, amortization of intangible assets of $1.7 million, net loss on extinguishment of debt of $2.1 million, warrant expense of $2.8 million and amortization of debt discount of $0.5 million. We show a negative cash impact to accounts receivable of $0.3 million, due primarily to an increase in sales, a negative cash impact from increased prepaids of $0.4 million and warranty liability of $0.7 million, and a cash outflow for accounts payable and accruals of $1.5 million as the Company paid down its vendors and liabilities with the funds received from the June 2021 equity raise. These decreases were partially offset by a change in other assets of $0.5 million.

Net cash used in operating activities for the year ended December 31, 2020, was primarily the result of our net loss of $21.6 million, partially offset by non-cash adjustments for amortization of intangible assets of $1.7 million, stock-based compensation of $1.3 million, loss on extinguishment of debt of $7.7 million, amortization of debt discount and deferred debt issuance costs of $1.7 million, noncash interest expense of $0.2 million, bad debt expense of $0.3 million, and provision for inventory in excess and obsolescence of $0.2 million. In addition, the Company has focused efforts on collection of accounts receivable, which resulted in an increase to cash of $1.2 million, offset by an increase in change of inventory of $1.2 million, primarily due to expected inventory buildup related to our impending manufacturing transfer and a decrease in accounts payable and accrued liabilities of $1.0 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021, was $1.9 million, which was comprised of $5.2 million of cash received in connection with the merger with Obalon, offset by $3.0 million for the final payment for our acquisition of the Lap-Band product line, as well as $0.3 million of capital expenditures primarily related to the completion of moving manufacturing from Costa Rica to the United States.

Net cash used by investing activities for the year ended December 31, 2020, reflects the second annual payment of $2.0 million paid in connection with our acquisition of the lap-band product line, as well as $0.4 million of capital expenditures related to the process of moving manufacturing transfer Costa Rica to the United States.

Net Cash Provided by Financing

Net cash provided by financing activities was $33.3 million for the year ended December 31, 2021, primarily due to proceeds of $45.6 million received from the exercises of warrants from institutional investors, $1.0 million received from the credit agreement with an institutional investor, and $0.4 million in proceeds received from stock option exercises, offset by the early payment of $10.5 million to pay off the credit agreement and $3.2 million for financing costs.

Net cash provided by financing of $11.1 million for the year ended December 31, 2020, consisted of proceeds from the credit agreement with an institutional investor of $9.5 million, $1.0 million received under the CARES Act in the form of a PPP Loan and $0.7 million in cash received from the exercise of warrants, offset by approximately $0.1 million of debt issuance costs.

Operating Capital and Capital Expenditure Requirements

Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecare and ReShape Marketplace as an extension, (iii) ramp up marketing efforts to increase brand recognition, create customer awareness and increase in patient demand, (iv) continue clinical trials of the ReShape Vest, (v) continue development of the Diabetes Bloc-Stim Neuromodulation, (vi) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vii) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, including the recently acquired Obalon Balloon System. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the ReShape Vest and Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and any products that we may develop;
●	the rate of market acceptance of our ReShape Vest and Diabetes Bloc-Stim Neuromodulation, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, reshapecare, ReShape Marketplace, Obalon Balloon System, ReShape Vest, Diabetes Bloc-Stim Neuromodulation or our future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Off-balance-sheet Arrangements

Since our inception, we have not engaged in any off-balance-sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities as defined by rules enacted by the SEC and FASB, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Intangible Assets and Long-Lived Assets

We acquire intangible assets in connection with business combinations and asset purchases. The acquired intangible assets are recorded at fair value, which is determined based on a discounted cash flow analysis. The determination of fair value requires significant estimates, including, but not limited to, the amount and timing of projected future cash flows, the discount rate used to discount those cash flows, the assessment of the asset's life cycle, including the timing and expected costs to complete in-process projects, and the consideration of legal, technical, regulatory, economic, and competitive risks.

IPR&D acquired in business combinations is reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Additionally, management reviews the carrying amounts of other intangible and long-lived assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. The impairment reviews require significant estimates about fair value, including estimation of future cash flows, selection of an appropriate discount rate, and estimates of long-term growth rates.

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

Stock-based Compensation

We measure and recognize compensation expenses for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options and restricted stock units. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The Black-Scholes models require various highly judgmental assumptions, including stock price volatility, risk-free interest rate, and expected option term. Stock-based compensation expense is recorded net of estimated forfeitures.

Research and Development Expenses

We record the estimated costs of research and development activities performed by third-party service providers based upon the estimated services provided but not yet invoiced and include these costs in accrued expenses and other payables in the Consolidated Balance Sheets and within research and development expense in the consolidated statements of operations. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued liabilities.

We make significant judgments and estimates in determining the accrued balance and any deferred charges in each reporting period. Our understanding of factors such as the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, for a discussion of new accounting standards that have been adopted and those not yet adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

ReShape Lifesciences, Inc.

San Clemente, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ReShape Lifesciences, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Obalon Therapeutics, Inc. (“Obalon”) - Valuation of Developed Technology

As described in Note 10 of the consolidated financial statements, during 2021, the Company acquired 100% of Obalon through a reverse acquisition for a purchase price of $30.6 million. As a result of the acquisition, management determined the estimated fair value of the identifiable assets acquired and liabilities assumed at the acquisition date and recorded a developed technology asset of $2.73 million.

We identified the determination of the fair value of the developed technology asset resulting from the acquisition of Obalon to be a critical audit matter. The principal considerations for our determination were the inherent uncertainties that exist related to the Company’s forecasts used to determine the fair value of the developed technology asset. Auditing these elements required especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the cash flow assumptions used to determine the fair value of the developed technology asset by (i) evaluating historical performance of Obalon and (ii) assessing performance against market trends, industry metrics, and guideline companies.

●	Utilizing professionals with specialized skills and knowledge to assist in: (i) evaluating the appropriateness of the valuation models used by management, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) assessing the reasonableness of the discount rate.

In Process Research & Development Intangible Impairment

As described in Note 2 and Note 7 to the consolidated financial statements, the Company’s recognized an impairment charge of $7.2 million in the consolidated statement of operations for the year ended December 31, 2021. The in-process research and development (“IPR&D”) asset is tested for impairment at least annually and more frequently if  events or changes in circumstances indicate that the asset may be impaired. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management was required to calculate the fair value of the intangible asset. The fair value calculation of the intangible asset included significant estimates and assumptions related to the amount and timing of projected future cash flows and the discount rate.

We identified the intangible asset impairment assessment of the IPR&D indefinite-lived intangible asset as a critical audit matter. The principal consideration for our determination are the subjective and complex  judgment required by management in developing the assumptions used in determining the fair value of this asset, including the forecasted cash flows and discount rate. Auditing these estimates and related assumptions involved especially challenging and subjective auditor judgment due to the nature and extend of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating reasonableness of management’s assumptions used to develop cash flow forecasts and projections by comparing historical operating performance, assessing internal communications made by the Company, and benchmarking cash flow assumptions to guideline companies and prospective market information included in industry reports.

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) evaluating the appropriateness of the valuation models used by management, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) assessing the reasonableness of the discount rate.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019

Costa Mesa, California

April 8, 2022

RESHAPE LIFESCIENCES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$22,765	$2,957
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $1,172 and $968 respectively)	2,815	2,620
Inventory	3,003	2,244
Prepaid expenses and other current assets	1,622	1,073
Total current assets	30,255	8,944
Property and equipment, net	1,454	584
Operating lease right-of-use assets	266	465
Other intangible assets, net	20,827	27,022
Other assets	1,456	46
Total assets	$54,258	$37,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,468	$3,655
Accrued and other liabilities	3,169	3,630
Warranty liability, current	415	397
Debt, current portion, net of deferred financing costs	—	3,609
Operating lease liabilities, current	279	314
Total current liabilities	7,331	11,605
Debt, noncurrent portion	—	9,168
Operating lease liabilities, noncurrent	—	163
Warranty liability, noncurrent	300	1,022
Deferred income taxes	555	615
Total liabilities	8,186	22,573
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series B convertible preferred stock, $0.001 par value; zero and 3 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	1
Common stock, $0.001 par value; 100,000,000 and 275,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 17,831,875 and 3,486,253 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	18	4
Additional paid-in capital	622,906	529,431
Accumulated deficit	(576,760)	(514,827)
Accumulated other comprehensive loss	(92)	(121)
Total stockholders’ equity	46,072	14,488
Total liabilities and stockholders’ equity	$54,258	$37,061

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$13,600	$11,299
Cost of revenue	5,252	5,037
Gross profit	8,348	6,262
Operating expenses:
Sales and marketing	9,165	4,694
General and administrative	24,410	10,527
Research and development	2,522	3,498
Loss on impairment of intangible asset and goodwill	28,752	—
Total operating expenses	64,849	18,719
Operating loss	(56,501)	(12,457)
Other expense (income), net:
Interest expense, net	832	2,049
Warrant expense	2,813	—
Loss on extinguishment of debt, net	2,061	7,715
Gain on foreign currency exchange, net	(168)	(410)
Loss before income tax provision	(62,039)	(21,811)
Income tax benefit	(106)	(181)
Net loss	$(61,933)	$(21,630)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(5.00)	$(5.54)
Shares used to compute basic and diluted net loss per share	12,378,502	3,904,762

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(61,933)	$(21,630)
Foreign currency translation adjustments	29	(113)
Other comprehensive income (loss), net of tax	29	(113)
Comprehensive loss	$(61,904)	$(21,743)

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2019	3	$—	95,388	$1	230,989	$—	$517,311	$(493,197)	$(8)	$24,107
Net loss	—	—	—	—	—	—	—	(21,630)	—	(21,630)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(113)	(113)
Stock-based compensation expense, net	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of warrants	—	—	—	—	—	—	9,917	—	—	9,917
Institutional exercise of warrants	—	—	—	—	3,193,831	4	675	—	—	679
Cashless exercise of warrants	—	—	—	—	33,248	—	—	—	—	—
Common stock issued for professional services	—	—	—	—	28,185	—	205	—	—	205
Balance December 31, 2020	3	$—	95,388	$1	3,486,253	$4	$529,431	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(61,933)	—	(61,933)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	29	29
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	3	30,559	—	—	30,561
Stock-based compensation expense, net	—	—	—	—	—	—	12,752	—	—	12,752
Stock options exercised	—	—	—	—	182,696	—	416	—	—	416
Issuance of stock from RSUs	—	—	—	—	1,899,254	2	(2)	—	—	—
Issuance of warrants	—	—	—	—	—	—	4,508	—	—	4,508
Institutional exercise of warrants	—	—	—	—	8,886,137	9	44,636	—	—	44,645
Warrant liability reclassified to equity	—	—	—	—	—	—	476	—	—	476
Restricted shares issued for consulting services	—	—	—	—	37,500	—	130	—	—	130
Balance December 31, 2021	—	$—	95,388	$—	17,831,875	$18	$622,906	$(576,760)	$(92)	$46,072

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(61,933)	$(21,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	232	15
Amortization of intangible assets	1,739	1,652
Noncash interest expense	133	230
Loss on impairment of intangible assets and goodwill	28,752	—
Loss on extinguishment of debt, net	2,061	7,715
Stock-based compensation	12,752	1,323
Bad debt expense	89	259
Provision for inventory excess and obsolescence	294	248
Warrant expense	2,813	—
Amortization of debt discount and deferred debt issuance costs	494	1,697
Deferred income tax benefit	(60)	(86)
Other noncash items	—	21
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	(284)	1,217
Inventory	(369)	(1,175)
Prepaid expenses and other current assets	(393)	843
Accounts payable and accrued liabilities	(1,480)	(992)
Warranty liability	(703)	61
Other	488	52
Net cash used in operating activities	(15,375)	(8,550)
Cash flows from investing activities:
Capital expenditures	(352)	(390)
Acquisition of Lap-Band product line assets	(3,000)	(2,000)
Proceeds received from acquisition	5,207	—
Cash provided by (used in) investing activities:	1,855	(2,390)
Cash flows from financing activities:
Payments of financing costs	(3,234)	(59)
Proceeds from institutional exercise of warrants	45,616	679
Proceeds from stock options exercised	417	—
Proceeds from credit agreement	1,000	9,500
Payment of credit agreement	(10,500)	—
Proceeds from PPP loan	—	955
Net cash provided by financing activities	33,299	11,075
Effect of currency exchange rate changes on cash and cash equivalents	29	(113)
Net increase in cash, cash equivalents and restricted cash	19,808	22
Cash, cash equivalents and restricted cash at beginning of period	3,007	2,985
Cash, cash equivalents and restricted cash at end of period	$22,815	$3,007
Supplemental disclosure:
Cash paid for income taxes	$102	$40
Cash paid for interest	296	—
Noncash investing and financing activities:
Purchase price, net of cash received	$25,355	$—
Fair value of warrants included as a component of loss on extinguishment of debt	2,974	8,523
Fair value of common stock and warrants issued related to the fundamental transaction exchange	2,813	—
Fair value of common stock issued for professional services	97	—
Capital expenditures accruals	5	193
Relative fair value of warrants classified as debt issuance costs	—	1,393

See accompanying notes to consolidated financial statements.

ReShape Lifesciences Inc.

Notes to Consolidated Financial Statements

(1)	Description of the Business and Risks and Uncertainties

Description of Business

We were incorporated under the laws of Delaware on January 2, 2008. On June 15, 2021, we completed a merger with ReShape Lifesciences Inc. Pursuant to the Merger Agreement, a wholly owned subsidiary of Obalon merged with and into ReShape, with ReShape surviving the merger as a wholly owned subsidiary of Obalon. As a result of the merger, Obalon, the parent company, was renamed “ReShape Lifesciences Inc.” and ReShape was named ReShape Weightloss Inc. ReShape Lifesciences’ shares of common stock trade on the Nasdaq under the symbol RSLS.

ReShape Medical (formerly ReShape Lifesciences Inc.) was incorporated in the state of Minnesota in December 2002 and reincorporated in the state of Delaware in July 2004. In 2017, the Company changed its name from EnteroMedics Inc. to ReShape Lifesciences Inc.

The Company is headquartered in San Clemente, California. The Company is a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. The Company’s current portfolio consists of the Lap-Band® Adjustable Gastric Banding System, reshapecareTM virtual health coaching program, ReShape Market Place, including ReShape OptimizeTM a supplemental multivitamin, the Obalon Balloon System, the first and only swallowable gas filled balloon system, the ReShape VestTM, an investigational device to help treat more patients with obesity and the Diabetes Bloc-Stim Neuromodulation, a technology under development as a new treatment for type 2 diabetes mellitus. The Company sells the Lap-Band worldwide and is managed in the following geographical regions: United States, Australia, Europe and the rest of world. Refer to Note 13 for additional information about operating segments.

Risks and Uncertainties

The Company continues to devote significant resources to developing its product technology, commercialization activities and raising capital. These activities are subject to significant risks and uncertainties, including the ability to obtain additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to further reduce its cost structure until financing is obtained and/or delay development, or commercialization of products, or license to third parties the rights to commercialize products, or technologies that the Company would otherwise seek to commercialize.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert that its products or the use of the Company’s products are covered by U.S. or foreign patents held by them. Refer to Note 16 for additional information about contingencies and litigation matters.

On April 16, 2020, the Company implemented various short-term cost reductions and cash flow improvement actions, such as reducing the compensation for executives, management and key employees and decreasing operating expenses where possible. In addition, the Company also identified temporary headcount reductions and made the decision to furlough a portion of its workforce. On June 15, 2020, the Company ended the temporary pay reductions and the furloughed employees returned to work. During the second quarter of 2020, certain government-mandated closures began to ease and many areas throughout the world and within the United States began to allow elective surgeries. As a result of the easing, the Company did see sales volumes improve as we progressed through the third quarter. During the fourth quarter of 2020 and throughout 2021, there were additional surges in COVID-19 as multiple variants, such as the Delta and Omicron strands. As a result, various territories within the U.S. and around the world took precautions and slowdown, or in some cases a shutdown elective surgery. As the COVID-19 pandemic still surges, many researchers and medical professionals predict it will become an endemic. To the extent to which the COVID-19 global measures taken in response to the continuing variants and cases, the future impact to the Company’s business, results of operations, and financial condition are highly uncertain and are difficult to predict.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Splits

On June 15, 2021, and immediately prior to the closing of the merger, the Company effected a 1-for-3 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Unless otherwise noted, all references to shares of the Company’s common stock and per share amounts have also been adjusted to reflect the exchange ratio of 0.5367 Obalon shares for one ReShape share in connection with the merger.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Upon completion of the business combination on June 15, 2021, with Obalon, the transaction was treated as a “reverse acquisition” for financial accounting purposes. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC, for further details see Note 10.

Cash and Cash Equivalents

The Company considers highly liquid investments generally with maturities of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. The Company’s cash equivalents are primarily in money market funds and certificates of deposit. The Company deposits its cash and cash equivalents in high-quality credit institutions.

Restricted Cash

Restricted cash represents $50 thousand related to a collateral money market account maintained by the Company as collateral in connection with corporate credit cards with Silicon Valley Bank at December 31, 2021 and 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$22,765	$2,957
Restricted cash	50	50
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$22,815	$3,007

Accounts Receivable

The majority of the Company’s accounts receivable arise from direct product sales and sales of products under consignment aggrangements, and have payment terms that generally require payment within 30 to 90 days. The Company provides reserves against accounts receivable for estimated losses that may result form a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve.

At December 31, 2021, the Company had one customer that accounted for 24% of the Company’s total accounts receivable. This customer is in good standing with the Company and there has been no reserves recorded against the outstanding balance.

Inventory

The Company accounts for inventory at the lower of cost or net realizable value, where net realizable value is based on market prices less costs to sell. The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue. The allowance for excess and slow-moving inventory was $0.8 million and $0.1 million at December 31, 2021 and 2020, respectively. The Company recorded a measurement period adjustment of $0.5 million, for further details see Note 6.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of five to seven years for furniture and equipment and three to five years for computer hardware and software. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful life or the term of the lease. Upon retirement or sale, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the Consolidated Statements of Operations. Repairs and maintenance are expensed as incurred.

Goodwill and Other Long-Lived Assets

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

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The Company, recorded an impairment to goodwill and an IPR&D intangible assets for the year ended December 31, 2021, and did not record any impairment loss for goodwill or indefinite-lived intangible assets for the year ended December 31, 2020, for further details see Note 6 and Note 7.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

Equity

Certain issuances of the Company’s convertible preferred stock and warrants classified within equity contain non-standard down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. The value of the effect of the down round feature when it is triggered is recorded similar to a dividend and as a numerator adjustment in the basic earnings per share calculation.

Foreign Currency

When the local currency of the Company's foreign subsidiaries is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these subsidiaries are deferred and reported in stockholders’ equity as a component of Accumulated Other Comprehensive Loss. The effects of foreign currency transactions denominated in a currency other than an entity's functional currency are included in Gain on foreign currency exchange in the Consolidated Statements of Operations. The Company does not hedge foreign currency translation risk in the net assets and income it reports from these sources.

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the promised goods or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Product sales consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

For the Company’s Lap-Band product, these criteria are met under the agreements with most customers upon product shipment. This includes sales to distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at the time of shipment. Distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Refer to Note 13 for additional information about the Company’s products and contractual arrangements.

Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis. Accordingly, such amounts are excluded from revenues. Amounts billed to customers related to shipping and handling are included in revenues. Shipping and handling costs related to revenue producing activities are included in cost of sales.

Variable Consideration

The Company records revenue from customers in an amount that reflects the transaction price it expects to be entitled to after transferring control of the goods. Customers and distributors of the Lap-Band product generally have the right to return or exchange products purchased for up to thirty days from the date of product shipment contingent upon a 10% restocking fee. Any such return or exchange of Lap-Band products will be recorded as a reduction of revenue in the period incurred.

Certain Lap-Band customers may receive volume rebates or discounts. Discounts are treated as a reduction in sales price and therefore corresponding revenue at the point of sale. Any volume rebates offered would be estimated and reserved as a reduction in revenue.

Warranty

The Company generally provides warranties against defects in materials and workmanship, and provides replacements at no charge to the customer, as long as the customer has notified the Company within 30 days of delivery and returns such products in accordance with the Company’s instructions. As they are considered assurance-type warranties, the Company does not account for them as separate performance obligations. Warranty reserve requirements are based on a specific assessment of the products sold with warranties where a customer asserts a claim for warranty or a product defect.

For the vBloc product line, the Company has a 5-year warranty on all implantable parts. vBloc sales began in 2015 and ended in 2018, so this warranty period will go through 2023.

Contract Balances

The Company records a receivable when it has an unconditional right to receive consideration after the performance obligations are satisfied.

Practical Expedients

The Company has elected the practical expedient not to determine whether contracts with customers contain significant financing components for contracts with a duration of one year or less.

Advertising Cost

Advertising costs are expensed as incurred and totaled $3.0 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses consist of costs incurred to further the Company’s research and development activities, including product development, clinical trial expenses, quality assurance, regulatory expenses, payroll and other personnel expenses, materials and consulting costs. Certain of these activities, such as pre-clinical studies and clinical trials, may be conducted by third-party service providers at the direction of the Company.

The Company records the estimated costs of research and development activities performed by third-party service providers based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses and other payables in the Consolidated Balance Sheets and within research and development expense in the Consolidated Statements of Operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued liabilities.

Stock-Based Compensation

The Company applies ASC 718 Compensation — Stock Compensation and accordingly records compensation expense for stock options over the vesting or service period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company’s stock-based compensation plans are more fully described in Note 13.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the pre-funded warrants, see Note 11, that were reclassified from warrant liability to equity as a result of the reverse stock split. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For purposes of basic and diluted per share computations, loss from continuing operations and net loss are reduced by the down round adjustments for convertible preferred stock and warrants.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2021	2020
Stock options	885,039	40
Unvested restricted stock units	1,711,318	—
Convertible preferred stock	38	1,288
Warrants	6,952,385	13,483,446

Concentration of Credit Risk, Interest Rate Risk and Foreign Currency Exchange Rate

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. Cash and cash equivalents are primarily deposited in demand and money market accounts. At times, such deposits may be in excess of insured limits. Investments in money market funds are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The Company has not experienced any losses on its deposits of cash and cash equivalents. To minimize the risk associated with trade accounts receivable, management maintains relationships with the Company’s customers that allow management to monitor current changes in business operations so the Company can respond as needed.

Substantially all of the Company’s revenue is denominated in U.S. dollars. Only a small portion of revenue and expenses are denominated in foreign currencies, principally the Australian dollar and Euro for 2021 and 2020. The Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including consideration of non-performance risk.

Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.

Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 inputs are observable, either directly or indirectly.

Level 3 inputs are unobservable due to little or no corroborating market data.

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 7 regarding the impairment of goodwill and IPR&D, Note 8 regarding the fair value of debt instruments and Note 12 regarding fair value measurements and inputs of warrants.

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

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes: ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. The adoption of this guidance on January 1, 2021, did not have a material impact on the Company’s consolidated financial statements.

New accounting standards not yet adopted are discussed below.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. In November 2019, the FASB issued 2019-11, which amended the new standard by providing additional clarification. This guidance is effective for the fiscal years and interim periods within those years beginning after

December 15, 2022. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

Various other accounting standards and interpretations have been issued with 2021 effective dates and effective dates subsequent to December 31, 2020. The Company has evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2021 and believe that none of them have had or will have a material effect on the Company’s financial position, results of operations or cash flows.

(3)	Liquidity and Management’s Plans

As of December 31, 2021, the Company had net working capital of approximately $22.9 million, primarily due to cash and cash equivalents and restricted cash of $22.8 million, and $2.8 million of accounts receivable.

The Company’s anticipated operations include plans to (i) manufacture, and promote the sales and operations of the Lap-Band product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the marketplace reshapecare and ReShape Marketplace as an extension of reshapecare (iii) continue clinical testing of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, which includes the Obalon Balloon System acquired from the recently finalized merger with Obalon that was completed on June 15, 2021. With the July 2021 financing transaction the Company believes that it has the flexibility to manage the growth of its expenditures and operations.

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $576.8 million. The Company also expects to incur a net loss and negative cash flows from operations for 2022.

The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. The Company believes its current capital resources will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these consolidated financial statements.

The Company will be required to raise additional capital, however, there can be no assurance as to whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates or testing products that the Company would otherwise plan to develop.

COVID-19 Risk and Uncertainties and CARES Act

Since the first quarter of 2020, the COVID-19 pandemic has led to unprecedented restrictions on, distributions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020 in the United States and internationally. Concerns remain regarding the pace of economic recovery due to virus resurgence across the globe from the Delta and Omicron variants and other virus mutations as well as vaccine distribution and hesitancy. As the COVID-19 pandemic shifts to a COVID-19 endemic, the United States and other foreign governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the COVID-19 virus. Due to the uncertainty caused by the COVID-19, the full extent to which COVID-19 will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variance of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, United States and foreign governments actions to respond to the reduction of global activity, and how quickly and to what extent normal economic and operating conditions can resume.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the United States Small Business Administration’s (“SBA”) Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that, the PPP Loan had been forgiven in full including all interest incurred. This may still be subject to audit by the SBA or relevant authorities, subject to terms and conditions of the PPP program. The Company was also able to benefit from the employee recognition credit. For further details on the PPP loan and the employee recognition credit, see Note 8 below.

(4)	Supplemental Balance Sheet Information

Inventory

	December 31,	December 31,
	2021	2020
Raw materials	$829	$174
Sub-assemblies	682	733
Finished goods	1,492	1,337
Total inventory	$3,003	$2,244

At December 31, 2021, $0.6 million of raw materials relates to inventory acquired from Obalon, in connection with the merger.

Prepaid expenses and other current assets:

	December 31,	December 31,
	2021	2020
Prepaid insurance	$736	$619
Prepaid advertising and marketing	698	—
Prepaid contract research organization expenses	—	295
Other current assets	188	159
Total prepaid expenses and other current assets	$1,622	$1,073

Accrued and other liabilities:

	December 31,	December 31,
	2021	2020
Payroll and benefits	$1,527	$1,735
Customer deposits	549	398
Taxes	307	265
Accrued insurance premium	301	272
Accrued professional	300	446
Other liabilities	185	514
Total accrued and other liabilities	$3,169	$3,630

(5)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Machinery and equipment	$955	$179
Furniture and equipment	38	83
Computer hardware and software	135	78
Tooling and molds	236	—
Leasehold improvements	23	19
Construction in progress	407	404
	1,794	763
Less accumulated depreciation and amortization	(340)	(179)
Property and equipment, net	$1,454	$584

Depreciation expense for the years ended December 31, 2021 and 2020, was approximately $232 thousand and $15 thousand, respectively.

(6)	Goodwill and Intangible Assets

In connection with the merger with Obalon, ReShape recorded $2.7 million of intangible assets related to developed technology, with an expected life of 15 years and that will be amortized on a straight-line basis. The consolidated intangible assets consist of the following:

	December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.8	$17,092	$(4,467)	$12,625
Trademarks/Tradenames	10.0	2,045	(790)	1,255
Covenant not to compete	3.0	76	(76)	0
		19,213	(5,333)	13,880
Indefinite-lived intangible assets:
In-process research and development	indefinite	6,947	—	6,947
Total		$26,160	$(5,333)	$20,827

	December 31, 2020
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$14,362	$(2,933)	$11,429
Trademarks/Tradenames	10.0	2,045	(585)	1,460
Covenant not to compete	3.0	76	(76)	0
		16,483	(3,594)	12,889
Indefinite-lived intangible assets:
In-process research and development	indefinite	14,133	—	14,133
Total		$30,616	$(3,594)	$27,022

The gross amount and accumulated impairment loss of indefinite-lived intangible assets are as follows (in thousands):

	December 31,
	2021	2020
Gross amount	$20,721	$20,721
Accumulated impairment loss	(13,774)	(6,588)
Indefinite-lived intangible assets, net	$6,947	$14,133

Amortization expense for both the years ended December 31, 2021 and 2020, was approximately $1.7 million.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year ending December 31,
2022	$1,823
2023	1,823
2024	1,823
2025	1,823
2026	1,823
Thereafter	4,765
$13,880

In connection with the merger with Obalon, ReShape recorded 21.6 million of goodwill, for further details see Note 10. The changes in the carrying amount of goodwill were as follows:

Goodwill at December 31, 2020	$—
Goodwill acquired during the year	21,623
Adjustments to purchase price allocation	(57)
Impairment of goodwill	(21,566)
Goodwill at December 31, 2021	$—

The primary decrease to goodwill was a $21.6 million impairment, for further details see Note 7 below. Additionally, there were $0.1 million of adjustments to goodwill resulting from a decrease to goodwill of $0.5 million related to adjustments of pre-existing warrants that were treated as a liability, $0.4 million in goodwill due to adjustments to inventory, as the Company has continued to examine and evaluate the inventory obtained from the merger.

(7)	Impairment of Intangible Assets and Goodwill

As of December 31, 2021, the Company determined a triggering event occurred due to the decline in the Company’s market capitalization, coupled with the delayed effects of the COVID-19 pandemic, and as such, the Company performed a qualatative analysis of IPR&D. Due to continued delays in the clinical trials experienced during the COVID-19 restrictions, the Company revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the near-term future net cash flows related to the ReShape Vest. As a result, the Company performed a quantitative impairment analysis and recorded a one-time nonrecurring impairment charge of $7.2 million, for the excess of the carrying value over the estimated fair value. The fair value of the IPR&D was estimated using an income approach using Level 3 assumptions which included discounting the revised projected future net cash flows to their present value, with a discount rate of 21.7%. The Company also assessed the recoverability of the finite-lived intangible assets and did not identify any impairment as a result of this analysis.

As of December 31, 2021, the Company determined due to a decrease in market capitalization, that it is more likely than not that the fair value of net assets are below their carrying amounts and, therefore, the Company performed a goodwill impairment test. The Company estimated the fair value of the goodwill using a combination of the income and market approach, and then the carrying amount including the goodwill to the fair value. Since the fair value was less than the carrying amount, we calculated the goodwill impairment as the difference between the fair value and carrying value. As the difference was greater than the carrying amount of the goodwill the Company impaired the entire balance of $21.6 million.

During the second quarter of 2020, the Company determined a triggering event occurred due to the COVID-19 pandemic, and as such, the Company performed a quantitative analysis and determined the fair value of the IPR&D exceeded the carrying value and concluded there was no impairment of intangible assets. No IPR&D impairment was recognized for the year ended December 31, 2020.

(8)	Debt

	December 31,	December 31,
	2021	2020
Asset purchase consideration	$—	$2,867
Credit agreement	—	9,500
PPP loan	—	955
Total debt	—	13,322
Less: unamortized debt discount	—	545
Less: current portion of debt	—	3,609
Debt, noncurrent portion	$—	$9,168

CARES Act

On April 24, 2020, the Company entered into a PPP Loan agreement with Silicon Valley Bank (“SVB”) under the PPP, which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company intends to use proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On February 23, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA, the PPP Loan has been forgiven in full including all interest incurred.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $0.5 million employee recognition credit during the year ended December 31, 2021.

Credit Agreement

On March 25, 2020, the Company executed a credit agreement up to $3.5 million, with an investor (the “Lender”), who holds warrants in connection with the June 2019 and September 2019 private placement transactions. See Note 8 for additional details. On the day of closing, the Company received $2.5 million and the additional $1.0 million may be drawn from time to time 30 days after the closing date but prior to five months after the closing date, in $500 thousand increments per draw. On June 23, 2020, the Company made the first additional draw of $500 thousand and on July 29, 2020, the second $500 thousand draw was made. As required by the terms of this credit agreement, the lender exercised its warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million. In addition, the Company issued to the lender 1,200,000 Series G warrants to purchase an aggregate of 1,200,000 shares of common stock. As an inducement to the Lender to enter into the amendment and make the additional loans contemplated thereby, the Company issued to the Lender an additional 1,200,000 Series G warrants dated September 14, 2020, to purchase an aggregate of 1,200,000 shares of common stock. The value of the original Series G warrants were recorded as part of the debt issuance costs. See Note 12 for additional details.

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

On January 19, 2021, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $1.0 million, which was used to fund the $1.0 million escrow fund securing the termination fee under the Merger Agreement and issued an additional 1,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $10.0 million. As a result, the Company recorded a debt discount of approximately $0.5 million and a $3.0 million loss on extinguishment of debt, which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

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

On June 28, 2021, the Company entered into a warrant exercise agreement with existing investors, including the Lender, to exercise certain outstanding warrants. For further details on this transaction see Note 9. The Company used some of the proceeds from this transaction to pay off the $10.5 million of debt outstanding under the credit agreement. At December 31, 2021, there was no outstanding amount under the credit agreement.

Asset Purchase Consideration Payable

The asset purchase consideration payable related to the Company’s December 2018 acquisition of the Lap-Band product line from Apollo Endosurgery, Inc. (“Apollo”), was initially recorded at net present value using a discount rate of 5.1%. The asset purchase consideration payable was originally secured by a first security interest in substantially all of the Company’s assets, but that security interest terminated in accordance with its terms in October 2019. At December 31, 2021, the Company had paid off the purchase consideration in full.

(9)	Leases

The Company had noncancelable operating leases for office and warehouse space in San Clemente and Carlsbad, California, as well as and noncancelable operating leases for certain office equipment that expire at various dates through 2022. The Company does not have any short-term leases or financing lease arrangements and the effects of any lease modifications have not been material. Certain of the Company’s equipment leases include variable lease payments that are adjusted periodically based on actual usage. Lease and non-lease components are accounted for separately.

The Company determines the lease term as the noncancelable period of the lease, and may include options to extend or terminated the lease when reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. Right-of-use assets also include any lease payments made at or before lease commencement and any initial direct costs incurred, and exclude any lease incentives received.

Operating lease costs for the years ended December 31, 2021 and 2020, were $0.6 and $0.3 million, respectivley. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance sheet information at December 31, 2021
Operating lease ROU assets	$266

Operating lease liabilities, current portion	$279
Operating lease liabilities, long-term portion	-
Total operating lease liabilities	$279

Cash flow information for the nine months ended September 30, 2021
Cash paid for amounts included in the measurement of operating leases liabilities	$565

Maturities of operating lease liabilities at December 31, 2021 were as follows:

Twelve months ending December 31, 2021
2022	$283
Total lease payments	283
Less: imputed interest	4
Total lease liabilities	$279

Weighted-average remaining lease term at end of period (in years)	0.4
Weighted-average discount rate at end of period	5.1

(10)	Acquisition

On June 15, 2021, the Company completed the merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 3,340,035 shares of common stock valued at $30.6 million at the closing market price of the day of merger and the cancellation of 2,680,301 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. Acquisition related costs of $2.3 million were recorded in general and administrative expense for the year ended December 31, 2021.

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

Current assets	$5,887
Property and equipment, net	796
Right-of-use assets	335
Other assets	1,898
Goodwill	21,566
Developed technology	2,730
Liabilities assumed	(2,650)
Total purchase price	30,562
Less: cash acquired	(5,207)
Total purchase price, net of cash acquired	$25,355

As part of the merger, the Company assumed warrants agreements previously entered into by Obalon that contained a fundamental transaction provision that provide the holders a cash payment based on a Black-Scholes valuation of the warrants. This clause was valid for 30 days subsequent to the date of the transaction. The merger was considered a fundamental transaction provision that allowed the holder to redeem the warrants for cash. The Company performed a preliminary valuation of these warrants and recorded a liability at the time of the merger of $2.0 million. The Company completed its valuation of these warrants which resulted in a liability for the warrants of $1.3 million, the decrease of $0.7 million, to the liability had a corresponding decrease to goodwill. The Company had one of the holders exercise the fundamental transaction option, and rather than paying cash both parties agreed on the Company issuing shares of common stock and new warrants to this investor. See Notes 11 and 12 below for additional details. As the 30 day period passed, the Company valued the remaining warrants using a Black-Scholes model with an exercise price ranging from $13.20 to $15.00 per share, a risk free rate of 0.44%, a volatility rate of 122.1% and a dividend rate of 0. This resulted in a total fair value of $0.9 million as of July 15, 2021, with the change in fair value being recognized as a component of warrant expense. The ending liability of $0.5 million was reclassified from a current liability to APIC.

As of the year ended December 31, 2021, the Company is still finalizing the impact of acquisition accounting on deferred income taxes.

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. The developed technology has been capitalized at fair value as an intangible asset with an estimated life of 15 years. The developed technology was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return, using nonrecurring Level 3 inputs. The discount rate used was 22.0%. For the year ended December 31, 2021, the Company impaired the goodwill due to the decline in market capitalization, for further details see Note 7.

Obalon’s results of operations have been included in our financial statements for the periods subsequent to the consummation of the Merger on June 15, 2021. Obalon contributed no revenue and a net loss of $2.0 million, in addition to the $21.6 million of loss on impairment of goodwill, for the period from June 16, 2021 through December 31, 2021.

Pro Forma Results of Operation (Unaudited)

The following table summarizes the results of operations of the above mentioned acquisition from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of acquisition been January 1, 2020:

	Revenue	Net Loss
	(Unaudited)	(Unaudited)
Combined entity: Supplemental pro forma from January 1, 2021 to December 31, 2021	$13,432	$(69,452)
Combined entity: Supplemental pro forma from January 1, 2020 to December 31, 2020	12,887	(33,965)

The information present above is for illustrative purpose only and is not necessarily indicative or results that would have been achieved if the acquisitions had occurred as of the beginning of our 2020 reporting period.

(11)	Equity

The Company may issue preferred stock, common stock, or both, in connection with underwritten public offerings, registered direct offerings, private placements or business acquisitions. Such issuances of equity typically include the issuance or sale of warrants to purchase common stock. Certain issuances of convertible preferred stock and warrants may contain anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock (collectively, “down round features”). When a series of convertible preferred stock contains this non-standard down round feature, the Company is required to adjust the conversion price in the event of future stock sales at a lower unit price. When warrants issued in connection with an equity transaction contain, or are amended to contain, this non-standard down round feature, the Company is required to adjust the exercise price upon the issuance of any shares of common stock or securities convertible into shares of common stock below the then-existing exercise price and evaluate and account for the value attributable to the reduced warrant exercise price. In the event down round adjustments are triggered, the values attributable to the adjustment to the convertible preferred stock conversion price and warrant exercise price are recorded as an increase to additional paid-in capital and increase to accumulated deficit.

All series of the Company’s convertible preferred stock are classified in stockholders’ equity, including those with the down round feature, when applicable to the equity transaction.

Warrants to purchase common stock are classified in stockholders’ equity, including those issued with the down round feature, as they are both indexed to the Company’s own stock and meet the scope exception in ASC 815 “Derivatives and Hedging.”

The Company had the following equity transactions during the years ended December 31, 2021 and 2020:

August 2021 Issuance of Common Stock for Services

On August 11, 2021, the Company entered into a consulting agreement in which the Company issued to the consultant 37,500 shares of restricted common stock for the consulting services in a private placement in reliance on Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were deemed earned on the day of the agreement and will become unrestricted six months after the agreement date which is when the contract term ends. The value of the securitites were included as a component of prepaid expenses and is amortized over the contract term.

July 2021 Exchange of Warrants for Common Stock

On July 16, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with existing investors to exchange certain outstanding warrants (the “Exchange Warrants”) for shares of common stock and new warrants to purchase common stock. The investors held common stock purchase warrants issued by the Company prior to the merger of Obalon Therapeutics, Inc. and ReShape Lifesciences Inc. The merger constituted a fundamental transaction under the Exchange Warrants and, as a result thereof, pursuant to the terms and conditions of the Exchange Warrants, the investors were entitled to a cash payment equal to the Black Scholes value of the Exchange Warrants, calculated in accordance with the terms of the Exchange Warrants (the “Black Scholes Payment”).

Subject to the terms and conditions set forth in the Exchange Agreement and, in reliance on Section 3(a)(9) of the Securities Act, in lieu of the Black Scholes Payment, the Company and the Investors agreed to exchange all of the Exchange Warrants for (a) a total of 504,861 shares of common stock, which was calculated by dividing the Black Scholes Payment by $4.038, which was equal to 95% of the closing market price of the Company’s common stock on the Nasdaq on July 16, 2021 and (b) new warrants to purchase up to a total of 400,000 shares of common stock at an exercise price of $4.038 with a term of five years. For further details on the warrants see Note 12 below.

June 2021 Exercises of Warrants for Common Stock

On June 28, 2021, the Company entered into a warrant exercise agreement with existing investors to exercise certain outstanding warrants to purchase up to an aggregate of 7.9 million shares of the Company’s common stock, which 7.1 million of the shares were issued in July in accordance with the terms of the warrant exercise agreement. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 5.9 million shares (equal to 75% of the shares of common stock issued in connection with the exercise) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The investors paid a cash purchase price for the New Warrants equal to $0.09375 per share of common stock underlying the New Warrants. In connection with the exercise, the Company also agreed to reduce the exercise price of certain of the existing warrants to $6.00, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 12 below.

The gross proceeds to the Company from the Exercise and the sale of the New Warrants was approximately $45.5 million, prior to deducting placement agent fees and estimated offering expenses. The Company used approximately $10.8 million to pay off the credit agreement, including $10.5 million of debt and $0.3 million of accrued interest under its secured credit agreement dated March 25, 2020, as amended, see Note 8 above for further details. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.

On June 18, 2021, the Company issued 200,000 shares of common stock to investors, and on June 21, 2021, the Company issued 187,674 shares of common stock to investors, as an exercise of pre-funded warrants issued in connection with the September 2019 private placement transactions. The Company received approximately $0.1 million in connection with the exercises.

Common Stock Issued Related to Stock Awards and Options

Restricted Stock Units

On July 22, 2021, the Company issued restricted stock units (“RSUs”) to certain members of the management and Board of Directors. During the year ended December 31, 2021, the Company issued 1,899,254 shares of common stock subject to the vesting of the awards. For further details see Note 14.

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

December 2020 Exercise of Warrants for Common Stock

On December 3, 2020, the Company issued 580,000 shares of common stock to investors, as an exercise of pre-funded warrants issued in connection with the June 2019 and September 2019 private placement transactions. The Company received approximately $0.1 million in connection with these exercises.

June 2020 Cashless Exercise of Warrants for Common Stock

On June 23, 2020, the Company issued 58,981 shares of common stock as a cashless exercise of warrants issued to the placement agents in connection with the June 2019 private placement with investors.

May 2020 Common Stock Issued for Professional Services

On May 28, 2020, the Company issued 50,000 shares of common stock, having an aggregate fair value of $0.2 million for ongoing professional services. The $0.2 million was recorded as a prepaid asset and will be amortized of the minimum life of the agreement.

April 2020 Exercise of Warrants for Common Stock

As discussed in Note 8 above, in connection with the credit agreement, the lender exercised its Series C and Series F warrants to purchase an aggregate of 5,085,834 shares of common stock with a current exercise price of $0.12 per warrant on April 15, 2020, in which the Company received net proceeds of $0.6 million.

Series C Convertible Preferred Stock

The Series C convertible stock has a liquidation preference of $274.88 per share. Holders of the Series C convertible preferred stock have the right to convert their shares into shares of common stock instead of receiving the liquidation preference. The Series C convertible preferred stock is entitled to dividends on an as-if-converted-to-common stock basis if such dividends are paid on shares of common stock. In general, the holders of the Series C convertible preferred stock do not have voting rights.

(12)	Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity and debt financings. See Note 11 for additional information about equity financings and the related issuance of warrants. Warrant activity was as follows:

	Shares
Balance December 31, 2019	7,671,934
Issued	3,607,680	(1)
Exercised	(3,227,079)	(2)
Cancelled	(1)
Balance December 31, 2020	8,052,534
Obtained due to merger	875,249	(3)
Issued	6,910,739	(4)
Exercised	(8,886,137)	(5)
Cancelled	—
Balance December 31, 2021	6,952,385
(1)	Warrants issued in 2020 includes 3,607,680 of three issuances of Series G warrants.
(2)	Warrants exercised in 2020 includes 1,741,502 of Series C pre-funded warrants at an exercise price of $0.21 per share, 1,452,329 Series F pre-funded warrants at an exercise price of $0.21 per share and 33,248 of placement agent warrants.
(3)	Obalon’s warrants outstanding at the time of the merger with the 1-for-3 reverse stock split adjustment. In addition, this amount includes 504,861 warrants converted into common shares in July of 2021, see Note 11 for further details.
(4)	Warrants issued in 2021 includes 563,700 of Series G warrants and 6,347,039 of warrants issued to various institutional investors.
(5)	Warrants exercised in 2021 includes 1,879,002 Series A warrants at an exercise price of $4.68 per share, 64,218 Series C pre-funded warrants at an exercise price of $0.21 per share, 1,879,002 Series E warrants at an exercise price of $6.00 per share, 387,674 Series F pre-funded warrants at an exercise price of $0.21 per share, and 4,171,380 Series G warrants with exercise prices ranging from $5.77 per share to $6.00 per share, and an exchange of 504,861 warrants for common stock.

Warrant Assumptions – 2021 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the new warrants issued during 2021, using a Black-Scholes model:

	Warrants Outstanding	Strike Price	Volatility	Remaining Life	Risk Free Rate
January 19, 2021	563,700	$6.21	97.1%	5.0	0.45%
June 28, 2021	5,947,039	$6.00	97.6%	5.0	0.90%
July 16, 2021	400,000	$4.04	157.7%	5.0	0.79%

Warrant Assumptions – 2020 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the Series G warrants issued during 2020, using a Black-Scholes model:

	Warrants Outstanding	Strike Price	Volatility	Remaining Life	Risk Free Rate
First Issuance	1,200,000	$3.70	97.0%	5.0	0.56%
Second Issuance	1,200,000	$3.25	101.1%	5.0	0.27%
Third Issuance	4,000,000	$3.50	100.8%	5.0	0.37%

(13)	Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by product and geography:

	Year Ended
	December 31,
	2021	2020
United States	$10,297	$8,275
Australia	1,039	1,086
Europe	2,127	1,824
Rest of world	137	114
Total revenue	$13,600	$11,299

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and Rest of World (primarily in the Middle East). All regions sell the Lap-Band product line, which consisted of nearly all our revenue and gross profit for the years ended December 31, 2021 and 2020. During the second half of 2020 the Company launched reshapecare, which had minimal revenue for the years ended December 31, 2021 and 2020. The Company anticipates generating more reshapecare revenue during 2022. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation in 2021 or 2020 because these two products are still in the development stage. During June 2021, the Company merged with Obalon, which had no revenues between the merger and December 31, 2021.

The Company’s geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer, or “CODM”). The Company’s CODM evaluates segment performance based on revenue and gross profit. The Company’s CODM does not use operating segment assets information to allocate resources or to assess performance of the operating segments and thus total segment assets have not been disclosed.

(14)	Stock-based Compensation

The ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) provides for the grant of stock options or other stock-based awards to employees, officers, non-employee directors and outside consultants of the Company. In 2018, the Company’s stockholders approved an amendment to the Plan that increased the number of shares authorized for issuance by 26 shares. The Plan amendment in 2018 also added an automatic share increase provision that provides for an annual increase on January 1 of each year beginning in 2019 such that the number of shares of common stock authorized for issuance under the Plan is equal to 15% of the total shares of common stock outstanding, on an as converted basis, as of the last day of the immediately preceding fiscal year. The increased number of shares available for issuance under the Plan is subject to adjustment in accordance with certain provisions of the Plan. As of January 1, 2021, the number of shares authorized for issuance increased from 3,067,949 to 4,107,096 and there were 1,510,739 shares of common stock available for issuance under the Plan.

The Plan is administered by the board of directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant, except if an incentive stock option is granted to a Plan participant possessing more than 10% of the Company’s common stock, as defined by the Plan, the exercise price may not be less than 110% of the fair value of the common stock at the date of grant. Employee stock options generally vest over four years.

Stock Options

On August 18, 2021, the Company granted 790,669 stock options to certain employees. The options vest at 25% on the first anniversary date of the employee retroactively, resulting in a one-time charge of approximately $1.6 million, and the remaining 75% of the option shares vest in as nearly equal amounts as possible on the last day of each of the next 36 months thereafter. There were no stock options granted during the year ended December 31, 2020.

A summary of the status of the Company’s stock options are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2019	39	$2,130,682.62
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at December 31, 2020	39	2,130,682.62		$—
Vested options obtained due to merger	366,410	35.88
Options granted	790,669	3.62
Options exercised	(182,696)	2.28
Options cancelled	(89,383)	1,025.23
Outstanding at December 31, 2021	885,039	8.85	8.9	$—
Exercisable at December 31, 2021	600,057	7.97	8.6	—
Vested and expected to vest at December 31, 2021	885,039	10.03	8.9	—

As of December 31, 2021, stock options under the Plan that were outstanding, exercisable and vested, and expected to vest, had no intrinsic value. The unrecognized share-based expense at December 31, 2021 was $0.9 million and will be recognized over a weighted average period of 2.4 years.

Stock option awards outstanding under the Company’s incentive plans have been granted at exercise prices that are equal to the market value of its common stock on the date of grant. Such options generally vest over a period of four years and expire at ten years after the grant date. The Company recognizes compensation expense ratably over the vesting period. The Company uses a Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

Expected Term – The estimate of expected term is based on the historical exercise behavior of grantees, as well as the contractual life of the options granted.

Expected Volatility – The expected volatility factor is based on the volatility of the Company’s common stock for a period equal to the term of the stock options.

Risk-free Interest Rate – The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the expected term of the stock options.

Expected Dividend Yield – The expected dividend yield is based on the Company’s historical practice of paying dividends on its common stock.

The Company’s weighted average assumptions used to estimate fair value of stock options granted during the year ended December 31, 2021 were as follows:

Risk-free interest rate	0.01%
Expected term (in years)	10
Expected dividend yield	0.00%
Expected volatility	157.10%

The Company issued no stock options during the year ended December 31, 2020.

Restricted Stock Units

On July 22, 2021, the Company issued two RSU awards each to certain members of management and the Board of Directors totaling 3,610,572 RSU awards. The awards given to the members of management consist of one award which vests at 25% on the first anniversary date of the employee retroactively, resulting in a one-time charge of approximately $7.3 million, and the remaining 75% of the shares vest in as nearly equal amounts as possible on the last day of each of the next 36 months thereafter. The other award vests in as nearly equal amounts as possible on the last day of each of the next 36 months after the date of grant. Both awards given to the Board of Directors vest 50% on the date granted and the remaining 50% on January 1, 2022.

A summary of the Company’s unvested RSUs award activity for the year ended December 31, 2021, were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2020	—	$—
Granted	3,610,572	4.36
Vested (1)	(1,899,254)	4.36
Cancelled/Forfeited	—	—
Non-vested RSUs at December 31, 2021	1,711,318	4.36
(1)	At December 31, 2021, there were 47,848 shares of common stock related to RSU awards that have vested and the shares were not released to the participants until January of 2022. The Company recorded a liability to account for these shares and reversed the liability once the shares were issued to the participants.

The fair value of each RSU is the closing price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to RSUs at December 31, 2021 was $4.6 million and is expected to be recognized over a period of 2.0 years.

Compensation expense related to stock options was recognized as follows:

	Year Ended
	December 31,
	2021	2020
Sales and marketing	$1,221	$—
General and administrative	10,226	1,323
Research and development	1,305	—
Total stock-based compensation expense	$12,752	$1,323

(15)	Income Taxes

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2021	2020
Deferred:
Federal	$(69)	$(84)
State	9	(2)
Deferred income tax benefit	(60)	(86)
Current:
Federal	—	—
State	11	1
Foreign	(57)	(96)
Total income tax benefit, net	$(106)	$(181)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	3.3%	4.2%
Stock warrant valuation	(2.2)%	(10.2)%
Goodwill impairment	(7.7)%	—%
Stock-based compensation	(13.0)%	—%
Other permanent differences	(4.3)%	(0.6)%
Change in state tax rate	(0.8)%	(0.3)%
Foreign rate differential	—%	0.5%
Net operating loss true up	0.3%	—%
Other adjustments	2.3%	1.4%
Change in valuation allowance	1.4%	(15.2)%
Effective income tax rate	0.3%	0.8%

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Start-up costs	$1,225	$1,192
Capitalized research and development costs	408	503
Reserves and accruals	1,679	9,235
Property and equipment	178	133
Research and development credit	3,323	1,194
Lease liability	74	41
Net operating loss carryforwards	54,653	30,156
State and local taxes	2	2
Total gross deferred tax assets	61,542	42,456
Valuation allowance	(61,380)	(39,803)
Deferred tax assets, net of valuation allowance	162	2,653
Intangible assets	(647)	(3,151)
Operating lease right-of-use assets	(70)	(117)
Total gross deferred tax liabilities	(717)	(3,268)
Net deferred tax liability	$(555)	$(615)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code (“IRC”) Section 382, the Company provided a valuation allowance at both December 31, 2021 and 2020. The remaining net deferred tax liability at both December 31, 2021 and 2020 is the result of the deferred tax liability associated with the indefinite-lived intangible asset less the deferred tax asset associated with U.S. federal net operating loss that do not expire. The Company has a policy that NOL’s are shown gross with valuation allowances with respect to IRC 382 limitations.

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $178.2 million and $77.2 million, respectively. Of the total U.S. federal net operating loss carryforwards at December 31, 2021, $1.2 million is subject to a 20 year carryover period and began expiring in 2021. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $280.9 million and $222.4 million at December 31, 2021 and 2020, respectively and had foreign net operating loss carryforwards of $0.2 million and $0.3 million at December 31, 2021 and 2020, respectively. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. In 2021, the Company completed an IRC Section 382 review and determined that ownership changes had occurred, which resulted in the determination that $82.5 million and $91.0 million of U.S. federal and state net operating losses, respectively would expire unused. Additionally, it was determined that $3.4 million of U.S. federal research and development credits would also expire unused. Due to the valuation allowance against deferred tax assets at December 31, 2021, the net effect of this, and any further, limitation will have no impact on results of operations.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2021 and 2020. The Company’s policy is to classify interest and penalties related to income tax expense as tax expense. As of December 31, 2021, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

(16)	Commitments and Contingencies

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.8 million at December 31, 2021. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2021 and 2020, approximately $0.9 million and $1.3 million, respectively, was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase Commitments

The Company generally purchases its products and accessories from a limited group of third-party suppliers through purchase orders. The Company had $4.1 million of purchase commitments as of December 31, 2021, for which the Company has not received the goods or services and which are expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary inventory to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also seeks reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. The Company is unable to predict the ultimate outcome of this matter; therefore, no amounts have been accrued. The Company intends to vigorously defend this matter.

On August 18, 2021, H.C. Wainwright & Co., LLC filed a complaint against ReShape in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Wainwright’s prior engagement by ReShape in connection with certain capital raising transactions by ReShape. The complaint alleges that Wainwright is entitled to be paid a fee in connection with ReShape’s capital raising transaction under the warrant exercise agreement that ReShape entered into on June 28, 2021. Wainwright alleges that its June and September 2019 engagement agreements with ReShape require ReShape to pay Wainwright a cash fee equal to 8.0% of the gross proceeds that ReShape received from the exercise of warrants issued pursuant to those engagement agreements, including warrants that were exercised in the June 2021 transaction. The complaint also seeks reimbursement of Wainwright’s attorneys’ fees and interest in connection with its claim. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company intends to vigorously defend this matter.

Product Liability Claims

The Company is exposed to product liability claims that are inherent in the testing, production, marketing and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations. The Company is not currently a party to any product liability litigation and is not aware of any pending or threatened product liability litigation that could have a material adverse effect on the Company’s business, operating results or financial condition.

(17)	Subsequent Events

On February 16, 2022, the Company renewed the office space lease in San Clemente, California for one year. This lease renewal will commence on July 1, 2022, and end on June 30, 2023. The total estimated payments under this lease renewal are $0.3 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2021 that the Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISIDTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is hereby incorporated by reference to the sections of our Proxy Statement for our 2022 Annual Meeting of Stockholders under the headings “Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees—Audit Committee.”

We have adopted a code of business conduct and ethics, which applies to all directors and employees, including executive officers, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of this code of business conduct and ethics is available on our website at www.reshapelifesciences.com (under “Investors,” “Corporate Governance”) and we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any waivers from or amendments to any provision of the code of business conduct and ethics by disclosing such information on the same website.

In addition, we intend to promptly disclose (1) the nature of any amendment to our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of business conduct and ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the section of our Proxy Statement entitled “Principal Accountant Fees and Services” and “Administration of Engagement of Independent Auditor.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Consolidated Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 herein.
2.	Financial Statement Schedules. Other schedules are not applicable and have not been included herein.
3.	Exhibits

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description of Document
2.2

Agreement and Plan of Merger, dated as of January 19, 2021, by and among Obalon Therapeutics, Inc. Optimus Merger Sub, Inc., and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2021).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Obalon’s Registration Statement on Form S-1, filed with the SEC on September 26, 2016.).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the SEC on June 14, 2018).
3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the SEC on July 24, 2019).
3.4

Third Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.5

Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.7	Restated Bylaws (incorporated by reference to Exhibit 3.4 to Obalon’s Registration Statement on Form S-1, filed with the SEC on September 26, 2016).
4.1*	Description of Registrant’s Securities
4.2

Form of Series A Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.3

Form of Pre-Funded Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.4

Form of Placement Agent’s Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.5

Form of Common Stock Purchase Warrant issued September 20, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.6

Form of Placement Agent’s Common Stock Purchase Warrant issued September 20, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.7

Form of Common Stock Purchase Warrant issued August 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018).

4.8

Form of Placement Agent’s Common Stock Purchase Warrant issued August 3, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018).

4.9

Form of Common Stock Purchase Warrant issued July 12, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

Exhibit Number	Description of Document
4.10

Form of Placement Agent’s Common Stock Purchase Warrant issued July 12, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.11

Form of Common Stock Purchase Warrant issued June 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

4.12

Form of Placement Agent’s Common Stock Purchase Warrant issued June 21, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

4.13

Form of Common Stock Purchase Warrant issued June 8, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

4.14

Form of Placement Agent’s Common Stock Purchase Warrant issued June 8, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

4.15

Form of Common Stock Purchase Warrant issued April 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

4.16	Form of Warrant, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017).
4.17

Form of Series C Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

4.18	Form of Warrant. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).
4.19

Form of Warrant to purchase shares of Common Stock. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on January 11, 2017 (File No. 333-213704)).

10.1†

Second Amended and Restated 2003 Stock Incentive Plan, as amended on May 23, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).

10.2†

Form of Stock Option Grant Notice and Stock Option Agreement under Second Amended and Restated 2003 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.3

Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on July 6, 2007 (File No. 333-143265)).

10.4†*	Executive Employment Agreement, dated August 26, 2019, by and between the Company and Barton P. Bandy.
10.5†*	Executive Employment Agreement, dated October 29, 2019, by and between the Company and Thomas Stankovich.
10.6†

Executive Employment Agreement, dated as of May 22, 2017, by and between the Company and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

10.7

Non-Competition and Non-Solicitation Agreement, dated as of May 22, 2017, by and between the Company and Dr. Raj Nihalani (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2017).

Exhibit Number	Description of Document
10.8

Lease agreement, entered into January 20, 2017, by and between ReShape Medical, Inc. and San Clemente Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on April 2, 2018).

10.9

Fourth Amendment to Lease dated May 31, 2018 between Gildred Development Company, DBA Ocean Point and Obalon Therapeuutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2018).

10.10

Clinical Trial Agreement by and between the Company and Southern California Permanente Medical Group effective as of June 1, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2017 (File No. 1-33818)).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).
21.1*	Subsidiaries of ReShape Lifesciences Inc.
23.1*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

†     Indicates management contract or compensation plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

By:	/S/ BARTON P. BANDY
Barton P. Bandy
President and Chief Executive Officer

Dated: April 8, 2022

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barton P. Bandy and Thomas Stankovich, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BARTON P. BANDY	President, and Chief Executive Officer (principal executive officer)	April 8, 2022
Barton P. Bandy

/S/ Thomas Stankovich	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 8, 2022
Thomas Stankovich

/S/ DAN W. GLADNEY	Chairman of the Board	April 8, 2022
Dan W. Gladney

/S/ GARY D. BLACKFORD	Director	April 8, 2022
Gary D. Blackford

/S/ LORI C. MCDOUGAL	Director	April 8, 2022
Lori McDougal

/S/ ARDA MINOCHERHOMJEE	Director	April 8, 2022
Arda Minocherhomjee