Form 10-Q
period 2022-03-31
ReShape Lifesciences Inc.
filed 2022-05-23
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022, 18,693,219 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15,410	$22,765
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $1,087 and $1,172 respectively)	2,410	2,815
Inventory	3,998	3,003
Prepaid expenses and other current assets	1,759	1,622
Total current assets	23,627	30,255
Property and equipment, net	1,371	1,454
Operating lease right-of-use assets	524	266
Other intangible assets, net	20,371	20,827
Other assets	1,377	1,456
Total assets	$47,270	$54,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,598	$3,468
Accrued and other liabilities	3,463	3,169
Warranty liability, current	649	415
Operating lease liabilities, current	441	279
Total current liabilities	8,151	7,331
Operating lease liabilities, noncurrent	86	—
Warranty liability, noncurrent	41	300
Deferred income taxes	367	555
Total liabilities	8,645	8,186
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at both March 31, 2022 and December 31, 2021; 18,597,522 and 17,831,875 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	623,652	622,906
Accumulated deficit	(584,975)	(576,760)
Accumulated other comprehensive loss	(71)	(92)
Total stockholders’ equity	38,625	46,072
Total liabilities and stockholders’ equity	$47,270	$54,258

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$2,440	$3,221
Cost of revenue	1,222	937
Gross profit	1,218	2,284
Operating expenses:
Sales and marketing	4,707	1,250
General and administrative	4,163	2,720
Research and development	748	571
Total operating expenses	9,618	4,541
Operating loss	(8,400)	(2,257)
Other expense (income), net:
Interest expense, net	(1)	599
Loss on extinguishment of debt, net	—	1,960
Other, net	(11)	—
(Gain) Loss on foreign currency exchange, net	(16)	33
Loss before income tax provision	(8,372)	(4,849)
Income tax (benefit) expense	(157)	25
Net loss	$(8,215)	$(4,874)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.44)	$(1.24)
Shares used to compute basic and diluted net loss per share	18,539,568	3,927,986

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,215)	$(4,874)
Foreign currency translation adjustments	21	19
Other comprehensive income, net of tax	21	19
Comprehensive loss	$(8,194)	$(4,855)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2021	95,388	$—	17,831,875	$18	$622,906	$(576,760)	$(92)	$46,072
Net loss	—	—	—	—	—	(8,215)	—	(8,215)
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21
Stock compensation	—	—	—	—	747	—	—	747
Issuance of stock from RSUs	—	—	765,647	1	(1)	—	—	—
Balance March 31, 2022	95,388	$—	18,597,522	$19	$623,652	$(584,975)	$(71)	$38,625

	Three Months Ended March 31, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2020	3	$—	95,388	$1	3,486,253	$3	$529,432	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(4,874)	—	(4,874)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	19	19
Stock-based compensation expense	—	—	—	—	—	—	101	—	—	101
Series G warrants issued	—	—	—	—	—	—	2,974	—	—	2,974
Balance March 31, 2021	3	$—	95,388	$1	3,486,253	$3	$532,507	$(519,701)	$(102)	$12,708

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,215)	$(4,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	94	7
Amortization of intangible assets	456	411
Noncash interest expense	—	43
Loss on extinguishment of debt, net	—	1,960
Stock-based compensation	747	101
Bad debt expense	26	27
Provision for inventory excess and obsolescence	78	1
Deferred income tax	(187)	—
Amortization of debt discount and deferred debt issuance costs	—	461
Other noncash items	(20)	17
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	379	(780)
Inventory	(1,073)	182
Prepaid expenses and other current assets	(137)	237
Accounts payable and accrued liabilities	420	296
Warranty liability	(25)	(50)
Other	79	—
Net cash used in operating activities	(7,378)	(1,961)
Cash flows from investing activities:
Capital expenditures	(7)	(119)
Proceeds from sale of capital assets	9	—
Cash provided by (used in) investing activities:	2	(119)
Cash flows from financing activities:
Proceeds from credit agreement	—	1,000
Net cash provided by financing activities	—	1,000
Effect of currency exchange rate changes on cash and cash equivalents	21	19
Net decrease in cash, cash equivalents and restricted cash	(7,355)	(1,061)
Cash, cash equivalents and restricted cash at beginning of period	22,815	3,007
Cash, cash equivalents and restricted cash at end of period	$15,460	$1,946
Supplemental disclosure:
Cash paid for income taxes	$—	$31
Noncash investing and financing activities:
Capital expenditures accruals	$9	$141
Fair value of warrants included as a component of loss on extinguishment of debt	—	2,974

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company” or “ReShape”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 8, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Reverse Stock Split and Merger Exchange Ratio

On June 15, 2021, and immediately prior to the closing of the merger of Obalon Therapeutics, Inc. and ReShape Lifesciences Inc., the Company effected a 1-for-3 reverse stock split. Accordingly, all share and per share amounts for the period presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Unless otherwise noted, all references to shares of the Company’s common stock and per share amounts have also been adjusted to reflect the exchange ratio of 0.5367 Obalon shares for one ReShape share in connection with the merger.

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

Upon completion of the business combination with Obalon on June 15, 2021, the transaction was treated as a “reverse acquisition” for financial accounting purposes. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC.

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

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets for the three months ended March 31, 2022 and 2021.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2022	2021
Stock options	833,974	23
Unvested restricted stock units	897,823	—
Convertible preferred stock	38	726
Warrants	6,952,335	8,164,319

Recent Accounting Pronouncements

There were no new accounting standards adopted by the Company in 2022.

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

(2)  Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue primarily due to the unpredictability of new variants of COVID-19, which may result in a slow-down of elective surgeries and restrictions in some locations. The Company believes that the actions presently being taken to further implement the Company’s business plan to expand sales with a direct to consumer marketing strategy will provide the opportunity for the Company to generate sufficient revenues to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, there can be no assurance to that effect. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

As of March 31, 2022, the Company had net working capital of approximately $15.5 million, primarily due to cash and cash equivalents and restricted cash of $15.5 million. The Company’s principal source of liquidity as of March 31, 2022, consisted of approximately $15.5 million of cash and cash equivalents and restricted cash, and $2.4 million of accounts receivable.

The Company’s anticipated operations include plans to (i) manufacture, and promote the sales and operations of the LAP-BAND® product line in order to expand sales domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place reshapecareTM and ReShape Marketplace as an extension of reshapecare (iii) continue clinical testing of the ReShape Vest, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, which includes the Obalon product line from the merger with Obalon that was completed on June 15, 2021. With the July 2021 financing transaction, the Company believes that it has the flexibility to manage the growth of its expenditures and operations.

COVID-19 Risk and Uncertainties and CARES Act

Since the first quarter of 2020, the COVID-19 pandemic has led to unprecedented restrictions on, distributions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020 in the United States and foreign countries. Concerns remain regarding the pace of economic recovery due to virus resurgence, including new variants, across the globe as well as vaccine distribution and hesitancy. The United States and other foreign governments may continue existing measures or implement new restrictions and other requirements in light of the continuing spread of the COVID-19 pandemic. Due to the uncertainty caused by the COVID-19 pandemic, the full extent to which the pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, United States and foreign governments actions to respond to the reduction of global activity, and how quickly and to what extent normal economic and operating conditions can resume.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the United States Small Business Administration’s (“SBA”) Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that, the PPP Loan had been forgiven in full including all interest incurred. This may still be subject to audit by the SBA or relevant authorities, subject to terms and conditions of the PPP program. The Company was also able to benefit from the employee retention credit. For further details on the PPP loan and the employee retention credit, see Note 5 below.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	March 31,	December 31,
	2022	2021
Raw materials	$1,028	$829
Sub-assemblies	1,231	682
Finished goods	1,739	1,492
Total inventory	$3,998	$3,003

Prepaid expenses and other current assets:

	March 31,	December 31,
	2022	2021
Prepaid insurance	$597	$736
Prepaid advertising and marketing	947	698
Other current assets	215	188
Total prepaid expenses and other current assets	$1,759	$1,622

Accrued and other liabilities:

	March 31,	December 31,
	2022	2021
Payroll and benefits	$1,858	$1,527
Customer deposits	596	549
Taxes	299	307
Accrued insurance premium	—	301
Accrued professional	396	300
Other liabilities	314	185
Total accrued and other liabilities	$3,463	$3,169

(4) Goodwill and Intangible Assets

Indefinite-lived intangible assets consist of IPR&D for the ReShape Vest recorded in connection with the Company’s 2017 acquisition of BarioSurg, Inc and developed technology recorded in connection with the Obalon acquisition. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not to compete. The estimated useful lives of these finite-lived intangible assets range from 3 to 10 years. The amortization expenses for the three months ended March 31, 2022 and 2021, were $0.5 million and $0.4 million, respectively.

(5)  Debt

CARES Act

On April 24, 2020, the Company entered into a PPP Loan agreement with Silicon Valley Bank (“SVB”) under the PPP, which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, has certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company used proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan has a 1.00% interest rate per annum, matures on April 24, 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP.

On February 23, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred, which resulted in a gain on debt extinguishment of $1.0 million, during the three months ended March 31, 2021.

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the enhanced CARES Act, including modifying and extending the employee retention credit. As modified, the employee retention credit provides eligible employers with less than 500 employees a refundable tax credit against the employer’s share of social security taxes. The employee retention credit is equal to 70% of qualified wages paid to employees during calendar year 2021 for a maximum credit of $7,000 per employee for each calendar quarter through September 30, 2021. The Company recognized a $0.3 million employee retention credit during the three months ended March 31, 2021, which was offset against payroll tax expense.

Credit Agreement

On January 19, 2021, the Company and the Lender entered into an amendment to the credit agreement, originally entered into on March 25, 2020, that increased the amount available under delayed draw term loans by $1.0 million, and issued an additional 1,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $10.0 million. As a result, during the three months ended March 31, 2021, the Company recorded a debt discount of approximately $0.5 million and a $3.0 million loss on extinguishment of debt, which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. At March 31, 2021, there was approximately $0.1 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

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

(6) Leases

The Company has noncancelable operating leases for office and warehouse space in San Clemente and Carlsbad, California, as well as noncancelable operating leases for certain office equipment that expire at various dates through 2022. The Company does not have any short-term leases or financing lease arrangements. The Company extended the San Clemente lease by twelve months with an end date of June 30, 2023 and extended the Carlsbad lease by three months with an end date of June 30, 2022. Certain of the Company’s equipment leases include variable lease payments that are adjusted periodically based on actual usage. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

Balance sheet information at March 31, 2022
Operating lease ROU assets	$524

Operating lease liabilities, current portion	$441
Operating lease liabilities, long-term portion	86
Total operating lease liabilities	$527

Cash flow information for the three months ended March 31, 2022
Cash paid for amounts included in the measurement of operating leases liabilities	$200

Maturities of operating lease liabilities were as follows:

Twelve months ending March 31, 2022
2023	$451
2024	87
Total lease payments	538
Less: imputed interest	11
Total lease liabilities	$527

Weighted-average remaining lease term at end of period (in years)	1.0
Weighted-average discount rate at end of period	5.5

(7) Acquisition

On June 15, 2021, the Company completed the previously announced merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 3,340,035 shares of common stock valued at $30.6 million at the closing market price on the day of merger and the cancellation of 2,680,301 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. There were no acquisition related costs recognized for the three months ended March 31, 2022 and 2021.

Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was recorded to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed, primarily related to inventory, developed technology, goodwill (including the deductibility for tax purposes) and income tax related accruals:

Current assets	$5,887
Property and equipment, net	796
Right-of-use assets	335
Other assets	1,898
Goodwill	21,566
Developed technology	2,730
Liabilities assumed	(2,650)
Total purchase price	30,562
Less: cash acquired	(5,207)
Total purchase price, net of cash acquired	$25,355

As part of the warrant agreements there was a provision that would provide the holders, at their election, a cash payment based on a Black-Scholes valuation of the warrants in connection with certain fundamental transactions. This clause could be exercised by the holders for 30 days subsequent to the date of the transaction. The Company performed a preliminary valuation of the warrants and recorded a liability at the time of the merger of $2.0 million. During the third quarter of 2021, the Company completed its valuation of these warrants which resulted in a liability for the warrants of $1.3 million, a decrease of $0.7 million, which had a corresponding decrease to goodwill. The Company had one of the holders exercise the fundamental transaction option, and rather than paying cash both parties agreed on the Company issuing shares of common stock and new warrants to this investor. See Notes 8 and 9 below for additional details. As the 30 day period passed, the Company valued the remaining warrants using a Black-Scholes model with an exercise price ranging from $13.20 to $15.00 per share, a risk free rate of 0.44%, a volatility rate of 122.1% and a dividend rate of 0. This resulted in a total fair value of $0.9 million as of July 15, 2021, with the change in fair value being recognized as a component of warrant expense. The ending liability of $0.5 million was reclassified from a current liability to additional paid-in capital.

As of March 31, 2022, the Company is still finalizing the impact of acquisition accounting on deferred income taxes, which will be finalized when the pre-merger Obalon tax return is finalized.

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. The developed technology has been capitalized at fair value as an intangible asset with an estimated life of 15 years. The developed technology was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return, using nonrecurring Level 3 inputs. The discount rate used was 22.0%. For the year ended December 31, 2021, the Company fully impaired goodwill due to the decline in market capitalization.

(8)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended March 31, 2022, the Company issued 765,647 shares of common stock subject to vesting of the restricted stock units. For further details see Note 12. There were no shares issued during the three months ended March 31, 2021.

August 2021 Issuance of Common Stock for Services

On August 11, 2021, the Company entered into a consulting agreement in which the Company issued to the consultant 37,500 shares of restricted common stock for the consulting services in a private placement in reliance on Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were deemed earned on the day of the agreement and became unrestricted six months after the agreement date which is when the contract term ends.

July 2021 Exchange of Warrants for Common Stock

On July 16, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with existing institutional investors to exchange certain outstanding warrants (the “Exchange Warrants”) for shares of common stock and new warrants to purchase common stock. The investors held common stock purchase warrants issued by the Company prior to the merger of Obalon and ReShape. The merger constituted a fundamental transaction under the Exchange Warrants and, as a result thereof, pursuant to the terms and conditions of the Exchange Warrants, the investors were entitled to a cash payment equal to the Black Scholes value of the Exchange Warrants, calculated in accordance with the terms of the Exchange Warrants (the “Black Scholes Payment”).

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

June 2021 Exercises of Warrants for Common Stock

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants to purchase up to an aggregate of 7.9 million shares of the Company’s common stock, of which 7.1 million shares were issued in July in accordance with the terms of the warrant exercise agreement. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 5.9 million shares (equal to 75% of the shares of common stock issued in connection with the exercise) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The investors paid a cash purchase price for the New Warrants equal to $0.09375 per share of common stock underlying the New Warrants. In connection with the exercise, the Company also agreed to reduce the exercise price of certain of the existing warrants to $6.00, which is equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 9 below.

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

On June 18, 2021, the Company issued 100,000 shares of common stock to two healthcare focused institutional investors, totaling 200,000 shares of common stock and on June 21, 2021, the Company issued 130,445 and 57,229 shares of common stock to two healthcare focused institutional investors totaling 187,674 shares of common stock, as an exercise of pre-funded warrants issued in connection with the September 2019 private placement transactions. The Company received approximately $0.1 million in connection with the exercises

(9) Warrants

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

(10) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months ended March 31, 2022 and 2021, the Company primarily only sold the Lap-Band system. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended
	March 31,
	2022	2021
United States	$1,844	$2,520
Australia	181	293
Europe	414	379
Rest of world	1	29
Total revenue	$2,440	$3,221

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, there was minimal revenue for reshapecare. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation for the three months ended March 31, 2022 and 2021 as these two products are still in the development stage. There was also no revenue recorded for the recently acquired Obalon line.

(11) Income Taxes

During the three months ended March 31, 2022, a $0.2 million tax benefit was recorded primarily due to a reduction in the valuation allowance related to an impairment of indefinite lived assets partially offset by state and foreign taxes. During the three months ended March 31, 2021, a $25 thousand tax expense was recorded, primarily due to U.S. state minimum taxes and projected income in Australia and the Netherlands. The income tax provisions for the three months ended March 31, 2022 and year ended December 31, 2021, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both March 31, 2022 and December 31, 2021.

(12)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Sales and marketing	$104	$—
General and administrative	570	101
Research and development	73	—
Total stock-based compensation expense	$747	$101

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2022 and changes during the three months ended March 31, 2022 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2021	885,039	7.97		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(51,065)	3.62
Outstanding at March 31, 2022	833,974	8.23	8.9	$—
Exercisable at March 31, 2022	612,410	9.90	8.7	—
Vested and expected to vest at March 31, 2022	833,974	8.23	8.9	—

There was no intrinsic value of the outstanding stock options at March 31, 2022. The unrecognized share-based expense at March 31, 2022 was $0.8 million and will be recognized over a weighted average period of 2.2 years.

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

Restricted Stock Units

During the three months ended March 31, 2022, the Company did not grant or cancel any RSUs.

A summary of the Company’s unvested RSUs award activity for the three months ended March 31, 2022, were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	1,711,318	$—
Granted	—	4.36
Vested (1)	(813,495)	4.36
Cancelled/Forfeited	—	—
Non-vested RSUs at March 31, 2022	897,823	4.36
(1)	At March 31, 2022, there were 47,848 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until April of 2022. The Company recorded a liability to account for these shares and reversed the liability once the shares were issued to the participants.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at March 31, 2022 was $3.9 million and expected to be recognized over a period of 1.8 years.

(13)  Commitment and Contingencies

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

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the reshapecare virtual health coaching program, the ReShape Marketplace, the Obalon Balloon System, the ReShape Vest, an investigational device to help treat more patients with obesity, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage. We continue to explore the compliance requirements, manufacturing viability and quality system controls necessary for re-introducing the Obalon Balloon System.

Recent Developments

On February 16, 2022, the Company renewed the office space lease in San Clemente, California for one year. This lease renewal will commence on July 1, 2022, and end on June 30, 2023.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended March 31,
	2022		2021
Revenue	$2,440	100.0%	$3,221	100.0%
Cost of goods sold	1,222	50.0%	937	29.1%
Gross profit	1,218	50.0%	2,284	70.9%
Operating expenses:
Sales and marketing	4,707	192.9%	1,250	38.8%
General and administrative	4,163	170.6%	2,720	84.5%
Research and development	748	30.7%	571	17.7%
Total operating expenses	9,618	394.2%	4,541	141.0%
Operating loss	(8,400)	(344.2)%	(2,257)	(70.1)%
Other expense (income), net:
Interest expense, net	(1)	—%	599	18.6%
Loss on extinguishment of debt, net	—	—%	1,960	60.9%
Other, net	(11)	(0.5)%	—	—%
Gain on foreign currency	(16)	(0.7)%	33	1.0%
Loss before income tax provision	(8,372)	(343.0)%	(4,849)	(150.5)%
Income tax benefit	(157)	(6.4)%	25	0.8%
Net loss	$(8,215)	(336.6)%	$(4,874)	(151.3)%

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

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
GAAP net loss	$(8,215)	$(4,874)
Adjustments:
Interest expense, net	(1)	599
Income tax expense (benefit)	(157)	25
Depreciation and amortization	550	418
Stock-based compensation expense	747	101
Loss on extinguishment of debt, net	—	1,960
Non-GAAP loss	$(7,076)	$(1,771)

Comparison of Results of Operations

Three months ended March 31, 2022 and March 31, 2021

Revenue: The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended March 31, 2022 and 2021, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2022		2021		Change	Change
United States	$1,844	75.6%	$2,520	78.2%	$(676)	(26.8)%
Australia	181	7.4%	293	9.1%	(112)	(38.2)%
Europe	414	17.0%	379	11.8%	35	9.2%
Rest of world	1	—%	29	0.9%	(28)	(96.6)%
Total revenue	$2,440	100.0%	$3,221	100.0%	$(781)	(24.2)%

Revenue totaled $2.4 million for the three months ended March 31, 2022, which represents a contraction of 24.2%, or $0.8 million for the same period in 2021. The primary reason, is due to the emergence in late 2021 of the fast-spreading omicron variant of COVID-19 resulting in a significant rise in global cases causing a significant number of bariatric centers to close December 2021 through February 2022. During March 2022, we experienced a significant increase in revenue compared to January and February 2022, as the omicron variant began to subside. Our expectation is revenue will continue to increase through the remainder of 2022, as we have witnessed a significant growth in our web traffic and doctor consultations, attributable to the direct to consumer marketing campaign we launched during the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2022 and 2021, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2022		2021		Change	Change
Revenue	$2,440	100.0%	$3,221	100.0%	$(781)	(24.2)%
Cost of goods sold	1,222	50.0%	937	29.1%	285	30.4%
Gross profit	$1,218	50.0%	$2,284	70.9%	$(1,066)	(46.7)%

Gross Profit. Gross profit for the three months ended March 31, 2022, was $1.2 million, compared to $2.3 million for the same period in 2021, a decrease of $1.1 million. Gross profit as a percentage of total revenue for the three months ended March 31, 2022, was 50.0% compared to 70.9% for the same period in 2021. The decrease in gross profit margin is primarily due to a reduction in revenue compiled with department expenses, which are more fixed in nature, such as payroll related expenses, consulting fees, depreciation, along with increased freight costs.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended March 31, 2022, and 2021, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2022		2021		Change	Change
Sales and marketing	$4,707	192.9%	$1,250	38.8%	$3,457	276.6%
General and administrative	4,163	170.6%	2,720	84.5%	1,443	53.1%
Research and development	748	30.7%	571	17.7%	177	31.0%
Total operating expenses	$9,618	394.2%	$4,541	141.0%	$5,077	111.8%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2022, increased by $3.5 million, or 276.6%, to $4.7 million, compared to $1.2 million for the same period in 2021. The increase is primarily due to an increase in advertising and marketing costs of $2.8 million, as the Company launched its direct to consumer marketing campaign during the fourth quarter of 2021, and expanded this campaign during the first quarter of 2022, increasing its presence within video, print and social media platforms. In addition, we had an increase in payroll related expenses of $0.5 million, as we continue to strengthen our commercial organization and have hired a senior VP of Commercial Operations, as well as additional sales personnel. We also had an increase in stock-based compensation expense of $0.1 million, during the third quarter of 2021, as the Company issued both RSUs and stock options, which were the first equity grants issued since 2018. The Company had an increase of travel expenses of $0.1 million, primarily due to relaxing of COVID-19 restrictions.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2022, increased by $1.4 million, or 53.1%, to $4.1 million, compared to $2.7 million for the same period in 2021. The increase is primarily due to an increase of $0.5 million in stock-based compensation expense related to the issuance during the third quarter of 2021 of both RSUs and stock options. In addition, the Company had an increase in payroll related expenses of $0.3 million, due primarily to increases in salaries. The Company had an increase in legal and patent fees of $0.2 million, primarily related to a legal settlement during the first quarter of 2022. There was an increase in audit, consulting, legal and other professional services of $0.1 million. The Company had increases of $0.2 million and $0.1 million, in rent and facilities, and insurance respectively, directly attributable to the merger with Obalon.

Research and Development Expense. Research and development expenses for the three months ended March 31, 2022, increased by $0.2 million, or 31.0%, to $0.8 million, compared to $0.6 million for the same period in 2021. The increase is due to an increase of $0.1 million in stock-based compensation expense related to the issuance during the third quarter of 2021 of both RSUs and stock options. In addition, the Company had an increase of $0.1 million in payroll related expenses.

Net Interest Expense. Net interest expense for the three months end March 31, 2022, decreased by $0.6 million to $1 thousand compared to $0.6 million for the same period in 2021. The reason for the decrease is due to the Company paying off all of its debt during the second quarter of 2021.

(Gain) Loss on Foreign Currency. The Company had a gain on foreign currency of $16 thousand for the three months ended March 31, 2022, compared to a loss of $33 thousand for the same period in 2021.

Income Tax (Benefit) Expense. The Company had an income tax benefit of $0.2 million for the three months ended March 31, 2022, primarily due to a reduction in the valuation allowance related to an impairment of indefinite lived assets. An income tax expense of $25 thousand was recorded for the three months ended March 31, 2021, primarily related to projected income in Australia and Netherlands.

Liquidity and Capital Resources

Our sources of cash liquidity consist of cash and cash equivalents and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for the next twelve months. As of March 31, 2022, we had $15.5 million of cash and cash equivalents, which includes $50 thousand of restricted cash.

The Company is also evaluating further funding options, including seeking additional equity or debt financing to support the expansion of the Lap-Band system, reshapecare, and the continued development of the ReShape Vest and the ReShape Diabetes Bloc-Stim Neuromodulation; and the re-introduction of the Obalon Balloon System and other strategic market opportunities.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(7,378)	$(1,961)
Net cash received (used) in investing activates	2	(119)
Net cash provided in financing activities	—	1,000
Effect of exchange rate changes	21	19
Net change in cash and cash equivalents	$(7,355)	$(1,061)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $7.4 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net cash used in operating activities was primarily the result of our net loss of $8.2 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.7 million, amortization of intangible assets of $0.5 million, depreciation expense of $0.1 million, provision for excess and obsolete inventory of $0.1, and a charge in deferred income tax of $0.2 million. We show a negative cash impact to inventory of $1.1 million, as the Company is building up its inventory to meet the expected increase in demand due to the direct to consumer marketing campaign and a negative cash impact to prepaid and other current assets of $0.1 million. This was offset by a positive cash impact to accounts and other receivables of $0.4 million and accounts payable and accrued liabilities of $0.4 million.

For the three months ended March 31, 2021, net cash used in operating activities was primarily the result of our net loss of $4.9 million, partially offset by non-cash adjustments for amortization of intangible assets of $0.4 million, net loss on extinguishment of debt of $2.0 million, stock-based compensation expense of $0.1 million, and amortization of debt discount of $0.5 million. In addition, we had an increase in sales that resulted in a cash inflow related to inventory of $0.2 million. We also had a positive cash effect due to prepayments made late in 2020 of $0.2 million, as well as a positive cash effect related to accounts payable and accrued liabilities of $0.3 million. This was offset by a $0.8 million negative cash effect from increased accounts receivable primarily attributable to late sales during the first quarter.

Net Cash Provided (Used in) by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022, was minimal.

Net cash used in investing activities for the three months ended March 31, 2021 was $0.1 million, comprised of capital expenditures related to the process of moving manufacturing from Costa Rica to the United States, and product development.

Net Cash Provided by Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2022.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2021, due to $1.0 million received from the credit agreement with an institutional investor.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes from the information discussed therein.

During the three months ended March 31, 2022 there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Based on their evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed at a reasonable level and effective as of the end of the period covered in the report in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2021 Annual Report on Form 10-K filed on April 8, 2022.

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: May 23, 2022