Form 10-Q
period 2022-06-30
ReShape Lifesciences Inc.
filed 2022-08-19
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 22,559,404 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,494	$22,765
Restricted cash	50	50
Accounts and other receivables (net of allowance for doubtful accounts of $934 and $1,172 respectively)	2,448	2,815
Inventory	4,226	3,003
Prepaid expenses and other current assets	1,269	1,622
Total current assets	19,487	30,255
Property and equipment, net	887	1,454
Operating lease right-of-use assets	338	266
Other intangible assets, net	19,915	20,827
Other assets	1,298	1,456
Total assets	$41,925	$54,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,513	$3,468
Accrued and other liabilities	5,814	3,169
Warranty liability, current	525	415
Operating lease liabilities, current	338	279
Total current liabilities	9,190	7,331
Operating lease liabilities, noncurrent	—	—
Warranty liability, noncurrent	5	300
Deferred income taxes, net	367	555
Total liabilities	9,562	8,186
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at both June 30, 2022 and December 31, 2021; 19,629,708 and 17,831,875 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	20	18
Additional paid-in capital	626,966	622,906
Accumulated deficit	(594,551)	(576,760)
Accumulated other comprehensive loss	(72)	(92)
Total stockholders’ equity	32,363	46,072
Total liabilities and stockholders’ equity	$41,925	$54,258

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,892	$3,529	$5,332	$6,750
Cost of revenue	1,009	1,376	2,231	2,314
Gross profit	1,883	2,153	3,101	4,436
Operating expenses:
Sales and marketing	4,663	1,441	9,371	2,691
General and administrative	5,454	4,311	9,616	7,031
Research and development	761	103	1,508	674
Loss on disposal of assets, net	381	—	381	—
Total operating expenses	11,259	5,855	20,876	10,396
Operating loss	(9,376)	(3,702)	(17,775)	(5,960)
Other expense (income), net:
Interest (income) expense, net	(14)	172	(15)	771
Loss on extinguishment of debt, net	—	101	—	2,061
Loss (Gain) on foreign currency exchange, net	204	(101)	188	(69)
Other	1	—	(9)	—
Loss before income tax provision	(9,567)	(3,874)	(17,939)	(8,723)
Income tax (benefit) expense	9	28	(148)	53
Net loss	$(9,576)	$(3,902)	$(17,791)	$(8,776)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted (as revised for the three and six months ended June 30, 2021, see Note 1)	$(0.50)	$(0.86)	$(0.94)	$(2.07)
Shares used to compute basic and diluted net loss per share (as revised for the three and six months ended June 30, 2021, see Note 1)	19,310,968	4,553,976	18,933,217	4,246,060

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,576)	$(3,902)	$(17,791)	$(8,776)
Foreign currency translation adjustments	(1)	(7)	20	12
Other comprehensive (loss) income, net of tax	(1)	(7)	20	12
Comprehensive loss	$(9,577)	$(3,909)	$(17,771)	$(8,764)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance March 31, 2022	95,388	$—	18,597,522	$19	$623,652	$(584,975)	$(71)	$38,625
Net loss	—	—	—	—	—	(9,576)	—	(9,576)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Stock compensation	—	—	—	—	823	—	—	823
Issuance of stock from RSUs	—	—	143,544	—	—	—	—	—
Exercise of warrants	—	—	888,642	1	2,491	—	—	2,492
Balance June 30, 2022	95,388	$—	19,629,708	$20	$626,966	$(594,551)	$(72)	$32,363

	Six Months Ended June 30, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2021	95,388	$—	17,831,875	$18	$622,906	$(576,760)	$(92)	$46,072
Net loss	—	—	—	—	—	(17,791)	—	(17,791)
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20
Stock compensation	—	—	—	—	1,570	—	—	1,570
Issuance of stock from RSUs	—	—	909,191	1	(1)	—	—	—
Exercise of warrants	—	—	888,642	1	2,491	—	—	2,492
Balance June 30, 2022	95,388	$—	19,629,708	$20	$626,966	$(594,551)	$(72)	$32,363

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2021	3	$—	95,388	$1	3,486,253	$3	$532,507	$(519,701)	$(102)	$12,708
Net loss	—	—	—	—	—	—	—	(3,902)	—	(3,902)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	—	(7)	(7)
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	4	30,558	—	—	30,561
Reversal of stock compensation	—	—	—	—	—	—	(364)	—	—	(364)
Deferred issuance cost of shares held in abeyance	—	—	—	—	—	—	17,705	—	—	17,705
Exercise of warrants	—	—	—	—	1,250,470	1	1,202	—	—	1,203
Stock options exercised	—	—	—	—	91,864	—	215	—	—	215
Balance June 30, 2021	—	$—	95,388	$—	8,168,622	$8	$581,823	$(523,603)	$(109)	$58,119

	Six Months Ended June 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2020	3	$—	95,388	$1	3,486,253	$3	$529,432	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(8,776)	—	(8,776)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	12	12
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	4	30,558	—	—	30,561
Reversal of stock compensation	—	—	—	—	—	—	(263)	—	—	(263)
Issuance of warrants	—	—	—	—	—	—	2,974	—	—	2,974
Deferred issuance cost for shares held in abeyance	—	—	—	—	—	—	17,705	—	—	17,705
Institutional exercise of warrants	—	—	—	—	1,250,470	1	1,202	—	—	1,203
Stock options exercised	—	—	—	—	91,864	—	215	—	—	215
Balance June 30, 2021	—	$—	95,388	$—	8,168,622	$8	$581,823	$(523,603)	$(109)	$58,119

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,791)	$(8,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	184	40
Amortization of intangible assets	911	828
Noncash interest expense	—	78
Loss on extinguishment of debt, net	—	2,061
Loss on disposal of assets, net	381	—
Stock-based compensation	1,570	(263)
Bad debt expense	(104)	56
Provision for inventory excess and obsolescence	129	13
Deferred income tax	(188)	—
Amortization of debt discount and deferred debt issuance costs	—	494
Other noncash items	(18)	15
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	471	(859)
Inventory	(1,352)	481
Prepaid expenses and other current assets	353	(267)
Accounts payable and accrued liabilities	1,681	1,853
Warranty liability	(185)	(219)
Other	158	316
Net cash used in operating activities	(13,800)	(4,149)
Cash flows from investing activities:
Capital expenditures	(19)	(196)
Proceeds from acquisition	—	5,207
Proceeds from sale of capital assets	39	—
Cash provided by investing activities:	20	5,011
Cash flows from financing activities:
Proceeds from warrants exercised	2,489	45,616
Proceeds from stock options exercised	—	216
Proceeds from credit agreement	—	1,000
Payment of credit agreement	—	(10,500)
Net cash provided by financing activities	2,489	36,332
Effect of currency exchange rate changes on cash and cash equivalents	20	12
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,271)	37,206
Cash, cash equivalents and restricted cash at beginning of period	22,815	3,007
Cash, cash equivalents and restricted cash at end of period	$11,544	$40,213
Supplemental disclosure:
Cash paid for income taxes	$—	$31
Cash paid for interest		296
Noncash investing and financing activities:
Capital expenditures accruals	$14	$51
Purchase price, net of cash received	—	25,355
Deferred issuance cost related to abeyance of shares	—	17,705
Fair value of warrants included as a component of loss on extinguishment of debt	—	2,974

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

Revision of Previously Issued Financial Statement for Correction of Immaterial Errors

The Company revised the statement of operations for the periods ended December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022, to reflect the correction of an immaterial error in the computation of the weighted average shares used to compute basic and diluted net loss per share. This revision has no impact on the Company’s net loss or accumulated deficit.

The following table summarizes the effect of the revision on each financial statement line item for the periods ended as indicated:

	Condensed Consolidated Statement of Operations
	As Previously
	Reported	Adjustment	As Revised
For the year ended December 31, 2020
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(5.54)	$(0.01)	$(5.55)
Shares used to compute basic and diluted net loss per share	3,904,762	(6,612)	3,898,150
Three months ended March 31, 2021
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.24)	$—	$(1.24)
Shares used to compute basic and diluted net loss per share	3,927,986	10,159	3,938,145
Three months ended June 30, 2021
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.47)	$(0.39)	$(0.86)
Shares used to compute basic and diluted net loss per share	8,226,144	(3,672,168)	4,553,976
Six months ended June 30, 2021
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.11)	$(0.96)	$(2.07)
Shares used to compute basic and diluted net loss per share	7,928,702	(3,682,642)	4,246,060
Three months ended September 30, 2021
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.48)	$0.44	$(1.04)
Shares used to compute basic and diluted net loss per share	11,997,370	5,090,884	17,088,254
Nine months ended September 30, 2021
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(2.51)	$(0.56)	$(3.07)
Shares used to compute basic and diluted net loss per share	10,546,683	(1,932,362)	8,614,321
For the year ended December 31, 2021
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(5.00)	$(0.67)	$(5.67)
Shares used to compute basic and diluted net loss per share	12,378,502	(1,452,519)	10,925,983
Three months ended March 31, 2022
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.44)	$0.00	$(0.44)
Shares used to compute basic and diluted net loss per share	18,539,568	11,700	18,551,268

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K which was filed with the SEC on April 8, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may materially differ from these estimates. The Company reviews its estimates on an ongoing basis or as new information becomes available to ensure that these estimates appropriately reflect changes in its business.

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

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The Company did not record any impairment loss for goodwill or indefinite-lived intangible assets for the three months and six months ended June 30, 2022 and 2021.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2022	2021
Stock options	820,092	256,881
Convertible preferred stock	38	742
Warrants	6,952,328	6,181,997

Recent Accounting Pronouncements

There were no new accounting standards adopted by the Company during the six months ended June 30, 2022.

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

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue primarily due to the unpredictability of new variants of COVID-19, which may result in a slow-down of elective surgeries and restrictions in some locations. As of June 30, 2022, the Company had net working capital of approximately $10.3 million, primarily due to cash and cash equivalents and restricted cash of $11.5 million. The Company’s principal source of liquidity as of June 30, 2022, consisted of approximately $11.5 million of cash and cash equivalents and restricted cash, and $2.4 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

Given the Company’s projected operating requirements and its existing cash and cash equivalents management’s plans include evaluating different strategies to obtain the required funding of future operations. Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the Lap-Band product line in order to expand sales domestically and internationally (ii) improve operational efficiencies, resulting in a reduction of operational expenses, as well as a reduction to marketing and advertising costs, primarily due to focusing on digital media rather than television and print and (iii) to continue promoting reshapecare as an addition to bariatric surgery or as an alternative to individuals that do not meet the criteria and/or do not want to go through bariatric surgery. If sales do not improve, we will reduce our expenditures for marketing, clinical and product development activities to maintain operational activities until a period of time in which we could obtain additional debt or equity financing to support our operations. However, there can be no assurance that the Company will be able to secure such additional financing. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

COVID-19 Risk and Uncertainties and CARES Act

Since the first quarter of 2020, the COVID-19 pandemic has led to unprecedented restrictions on, distributions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020 in the United States and foreign countries. Concerns remain regarding the pace of economic recovery due to virus resurgence, including new variants, across the globe as well as vaccine distribution and hesitancy. The United States and other foreign governments may reimplement restrictions and other requirements in light of the continuing spread of the COVID-19 pandemic. Due to the uncertainty caused by the COVID-19 pandemic, the full extent to which the pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the public acceptance and efficacy of vaccines and other treatments, United States and foreign governments actions to respond to the reduction of global activity, and how quickly and to what extent normal economic and operating conditions can resume.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the United States Small Business Administration’s (“SBA”) Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan had been forgiven in full including all interest incurred. This may still be subject to audit by the SBA or relevant authorities, subject to terms and conditions of the PPP program. The Company was also able to benefit from the employee retention credit. For further details on the PPP loan and the employee retention credit, see Note 5 below.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	June 30,	December 31,
	2022	2021
Raw materials	$1,050	$829
Sub-assemblies	1,202	682
Finished goods	1,974	1,492
Total inventory	$4,226	$3,003

Prepaid expenses and other current assets:

	June 30,	December 31,
	2022	2021
Prepaid insurance	$716	$736
Prepaid advertising and marketing	356	698
Other current assets	197	188
Total prepaid expenses and other current assets	$1,269	$1,622

Accrued and other liabilities:

	June 30,	December 31,
	2022	2021
Payroll and benefits	$2,362	$1,527
Accrued legal settlements	2,000	—
Customer deposits	605	549
Taxes	190	307
Accrued insurance premium	151	301
Accrued professional	284	300
Other liabilities	222	185
Total accrued and other liabilities	$5,814	$3,169

(4) Goodwill and Intangible Assets

Indefinite-lived intangible assets consist of IPR&D for the ReShape Vest recorded in connection with the Company’s 2017 acquisition of BarioSurg, Inc. and developed technology recorded in connection with the Obalon acquisition. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not to compete. The estimated useful lives of these finite-lived intangible assets range from 3 to 10 years. The amortization expenses for the three months ended June 30, 2022 and 2021, were $0.5 million and $0.4 million, respectively, and the six months ended June 30, 2022 and 2021 were $0.9 million and $0.8 million, respectively.

	June 30, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.8	$17,092	$(5,276)	$11,816
Trademarks/Tradenames	10.0	2,045	(893)	1,152
Covenant not to compete	3.0	76	(76)	—
		19,213	(6,245)	12,968
Indefinite-lived intangible assets:
In-process research and development	indefinite	6,947	—	6,947
Total		$26,160	$(6,245)	$19,915

	December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.8	$17,092	$(4,467)	$12,625
Trademarks/Tradenames	10.0	2,045	(790)	1,255
Covenant not to compete	3.0	76	(76)	—
		19,213	(5,333)	13,880
Indefinite-lived intangible assets:
In-process research and development	indefinite	6,947	—	6,947
Total		$26,160	$(5,333)	$20,827

(5)  Debt

CARES Act

On April 24, 2020, the Company entered into a PPP Loan agreement with Silicon Valley Bank (“SVB”) under the PPP, which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our then-current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under this program, the Company received proceeds of $1.0 million from the PPP Loan. In accordance with the requirements of the PPP, the Company used proceeds from the PPP Loan primarily for payroll costs, rent and utilities. The PPP Loan carried a 1.00% interest rate per annum, matured on April 24, 2022, and was subject to the terms and conditions applicable to loans administered by the SBA under the PPP.

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

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 expanded certain benefits made available under the enhanced CARES Act, including modifying and extending the employee retention credit. As modified, the employee retention credit provides eligible employers with fewer than 500 employees a refundable tax credit against the employer’s share of social security taxes. The employee retention credit is equal to 70% of qualified wages paid to employees during calendar year 2021 for a maximum credit of $7,000 per employee for each calendar quarter through September 30, 2021. The Company recognized a $0.3 million employee retention credit during the three months ended March 31, 2021, which was offset against payroll tax expense.

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

On March 10, 2021, the Company and the Lender entered into an amendment to the credit agreement that extended the maturity date from March 31, 2021 to March 31, 2022. The Company has accounted for this amendment as a debt modification. The associated unamortized debt discount on the January 19, 2021 amendment of $0.1 million was amortized as interest expense over the term of the amended credit agreement.

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

Operating lease costs were $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	June 30,	December 31,
Balance Sheet information	2022	2021
Operating lease ROU assets	$338	$266

Operating lease liabilities, current portion	$338	$279
Operating lease liabilities, long-term portion	—	—
Total operating lease liabilities	$338	$279

Cash flow information for the six months ended June 30,	2022	2021
Cash paid for amounts included in the measurement of operating leases liabilities	$386	$165

Maturities of operating lease liabilities were as follows:

Remainder of 2022	$174
2023	173
2024	—
Total lease payments	347
Less: imputed interest	9
Total lease liabilities	$338

Weighted-average remaining lease term at end of period (in years)	0.9
Weighted-average discount rate at end of period	5.1%

(7) Acquisition

On June 15, 2021, the Company completed the previously announced merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 3,340,035 shares of common stock valued at $30.6 million at the closing market price on the day of merger and the cancellation of 2,680,301 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. There were no acquisition related costs recognized for the three months and six months ended June 30, 2022.

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

(8)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three and six months ended June 30, 2022, the Company issued 143,544 shares of common stock and 909,191 shares of common stock subject to vesting of the restricted stock units. There were no shares issued during the three and six months ended June 30, 2021. For further details see Note 12.

June 2022 Exercises of Warrants for Common Stock

On June 16, 2022, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 3.7 million shares of common stock, of which 0.9 million shares were issued in June in accordance with the terms of the warrant exercise agreement, and 2.9 shares are held in abeyance. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 3.7 million shares (equal to 100% of the shares of common shares exercised) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section (4)(2) of the Securities Act. In connection with the exercise, the Company also agreed to reduce the exercise price of the existing warrants and 1.6 million remaining unexercised warrants from $6.00 to $0.6665 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 9 below.

The gross proceeds to the Company from the exercise was approximately $2.5 million, prior to deducting warrant inducement agent frees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for commercial growth, working capital and general corporate purposes.

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

June 2021 Exercises of Warrants for Common Stock

On June 28, 2021, the Company entered into a warrant exercise agreement with existing accredited investors to exercise certain outstanding warrants to purchase up to an aggregate of 7.9 million shares of the Company’s common stock, of which 7.1 million shares were issued in July 2021, in accordance with the terms of the warrant exercise agreement. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 5.9 million shares (equal to 75% of the shares of common stock issued in connection with the exercise) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The investors paid a cash purchase price for the New Warrants equal to $0.09375 per share of common stock underlying the New Warrants. In connection with the exercise, the Company also agreed to reduce the exercise price of certain of the existing warrants to $6.00, which is equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 9 below.

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

(9) Warrants

On June 16, 2022, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants. As part of this agreement the Company modified the warrants issued June 28, 2021, from an exercise price of $6.00 to $0.6665 per share. The Company issued a total of 3,738,642 shares of common stock in connection with this transaction and issued an additional 3,738,642 new warrants. These new warrants were valued at $1.7 million using the fair value approach at the time of issuance. The fair value of the new warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.32%, and expected term of 7.5 years, expected dividends of zero and expected volatility of 64.8%.

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

(10) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months and six months ended June 30, 2022 and 2021, the Company primarily only sold the Lap-Band system. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$2,308	$2,633	$4,152	$5,153
Australia	188	277	369	570
Europe	389	590	803	969
Rest of world	7	29	8	58
Total revenue	$2,892	$3,529	$5,332	$6,750

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three and six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2022 and 2021, there was minimal revenue for reshapecare. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation for the three months and six months ended June 30, 2022 and 2021 as these two products are still in the development stage. There was also no revenue recorded for the recently acquired Obalon line.

(11) Income Taxes

During the three months June 30, 2022, income tax expense was insignificant, and during the six months ended June 30, 2022, a $0.1 million tax benefit, respectively, was recorded primarily due to a reduction in the valuation allowance related to an impairment of indefinite lived assets partially offset by state and foreign taxes. During the three months and six months ended June, 2021, a $28 thousand and $53 thousand, respectively, tax expense was recorded, primarily due to projected income in Australia and the Netherlands. The income tax provisions for the six months ended June 30, 2022, and year ended December 31, 2021, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both June 30, 2022 and December 31, 2021.

(12)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three months and six ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales and marketing	$152	$—	$257	$—
General and administrative	550	(364)	1,120	(263)
Research and development	121	—	193	—
Total stock-based compensation expense	$823	$(364)	$1,570	$(263)

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2022, and changes during the six months ended June 30, 2022 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2021	885,039	7.97		$—
Options granted	560,154	1.18
Options exercised	—	—
Options cancelled	(136,862)	2.83
Outstanding at June 30, 2022	1,308,331	5.60	8.9	$—
Exercisable at June 30, 2022	617,796	9.83	8.1	—
Vested and expected to vest at June 30, 2022	1,308,331	5.60	8.9	—

There was no intrinsic value of the outstanding stock options at June 30, 2022. The unrecognized share-based expense at June 30, 2022 was $1.1 million and will be recognized over a weighted average period of 3.0 years.

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

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 200,417 RSUs and cancelled 142,604 RSUs.

A summary of the Company’s unvested RSUs award activity for the six months ended June 30, 2022, were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	1,711,318	$4.36
Granted	200,417	1.18
Vested (1)	(949,039)	4.36
Cancelled/Forfeited	(142,604)	4.36
Non-vested RSUs at June 30, 2022	820,092	3.58
(1)	At June 30, 2022, there were 39,848 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until July of 2022.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at June 30, 2022 was $2.9 million and expected to be recognized over a period of 2.0 years.

(13)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC (“Cowen”) filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also seeks reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. The Company is unable to predict the ultimate outcome of this matter and the Company intends to vigorously defend this matter.

On August 18, 2021, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against ReShape in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Wainwright’s prior engagement by ReShape in connection with certain capital raising transactions by ReShape. The complaint alleged that Wainwright was entitled to be paid a fee in connection with ReShape’s capital raising transaction under the warrant exercise agreement that ReShape entered into on June 28, 2021. Wainwright alleged that its June and September 2019 engagement agreements with ReShape require ReShape to pay Wainwright a cash fee equal to 8.0% of the gross proceeds that ReShape received from the exercise of warrants issued pursuant to those engagement agreements, including warrants that were exercised in the June 2021 transaction. The complaint also sought reimbursement of Wainwright’s attorneys’ fees and interest in connection with its claim. On July 19, 2022, the Company entered into a definitive settlement and release agreement with Wainwright pursuant to which the Company made a one-time cash payment of $1.0 million to fully and finally resolve such matter.

The Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition, other than what is disclosed above. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result the Company may be involved in various legal proceedings from time to time. As of June 30, 2022, the Company has accrued $2.0 million for potential legal settlements.

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

(14) Subsequent Events

On July 27, 2022, the Company announced that its Board of Directors has appointed Paul F. Hickey as President and Chief Executive Officer and a member of the Board of Directors, effective August 15, 2022. Mr. Hickey succeeds Bart Bandy, who has separated from the Company to pursue other opportunities. Within the terms of the separation agreement, Mr. Bandy is entitled to a severance package which has been accrued for in July 2022. Thomas Stankovich, Chief Financial Officer of the Company, will serve as Interim President and Chief Executive Officer until Mr. Hickey joins the Company. Dan W. Gladney, current Chair of the Board of Directors, will assume a more active role as Executive Chair, supporting Mr. Hickey and the Company on strategic matters.

On July 19, 2022, the Company entered into a definitive settlement and release agreement with Wainwright pursuant to which the Company made a one-time cash payment of $1.0 million, for further details on this settlement see Note 13 above.

ITEM  2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the “Risk Factors” section included in Item 1A of our most recent Annual Report on Form 10-K.

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

Recent Developments

On July 27, 2022, the Company announced that its Board of Directors has appointed Paul F. Hickey as President and Chief Executive Officer and a member of the Board of Directors, effective August 15, 2022. Mr. Hickey succeeds Bart Bandy, who has separated from the Company to pursue other opportunities. Thomas Stankovich, Chief Financial Officer of the Company, will serve as Interim President and Chief Executive Officer until Mr. Hickey joins the Company. Dan W. Gladney, current Chair of the Board of Directors, will assume a more active role as Executive Chair, supporting Mr. Hickey and the Company on strategic matters.

On February 16, 2022, the Company renewed the office space lease in San Clemente, California for one year. This lease renewal will commence on July 1, 2022, and end on June 30, 2023.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$2,892	100.0%	$3,529	100.0%	$5,332	100.0%	$6,750	100.0%
Cost of goods sold	1,009	34.9%	1,376	39.0%	2,231	41.7%	2,314	34.3%
Gross profit	1,883	65.1%	2,153	61.0%	3,101	58.3%	4,436	65.7%
Operating expenses:
Sales and marketing	4,663	161.2%	1,441	40.8%	9,371	175.8%	2,691	39.9%
General and administrative	5,454	188.6%	4,311	122.2%	9,616	180.3%	7,031	104.2%
Research and development	761	26.3%	103	2.9%	1,508	28.3%	674	10.0%
Loss on disposal of assets, net	381	13.2%	—	—%	381	7.1%	—	—%
Total operating expenses	11,259	389.3%	5,855	165.9%	20,876	391.5%	10,396	154.1%
Operating loss	(9,376)	(324.2)%	(3,702)	(104.9)%	(17,775)	(333.2)%	(5,960)	(88.4)%
Other expense (income), net:
Interest expense, net	(14)	(0.5)%	172	4.9%	(15)	(0.3)%	771	11.4%
Loss on extinguishment of debt, net	—	—%	101	2.9%	—	—%	2,061	30.5%
Gain on foreign currency	204	7.1%	(101)	(2.9)	188	3.5%	(69)	(1.0)%
Other, net	1	—%	—	—%	(9)	(0.2)%	—	—%
Loss before income tax provision	(9,567)	(330.8)%	(3,874)	(109.8)%	(17,939)	(336.6)%	(8,723)	(129.3)%
Income tax expense (benefit)	9	0.3%	28	0.8%	(148)	(2.8)%	53	0.8%
Net loss	$(9,576)	(331.1)%	$(3,902)	(110.6)%	$(17,791)	(333.9)%	$(8,776)	(130.1)%

Non-GAAP Disclosures

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results.

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in the Form 10-Q have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

Adjusted EBITDA

Management uses adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, and other one-time costs.

The following table contains a reconciliation of GAAP net loss to non-GAAP net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net loss	$(9,576)	$(3,902)	$(17,791)	$(8,776)
Adjustments:
Interest (income) expense, net	(14)	172	(15)	771
Income tax expense (benefit)	9	28	(148)	53
Depreciation and amortization	545	450	1,095	868
Stock-based compensation expense	823	(364)	1,570	(263)
Loss on disposal of assets, net	381	—	381	—
Loss on extinguishment of debt, net	—	101	—	2,061
Professional fees incurred in connection with the Obalon merger	—	2,277	—	2,277
Non-GAAP loss	$(7,832)	$(1,238)	$(14,908)	$(3,009)

Comparison of Results of Operations

Three months ended June 30, 2022 and June 30, 2021

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended June 30, 2022 and 2021, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2022		2021		Change	Change
United States	$2,308	79.8%	$2,633	74.6%	$(325)	(12.3)%
Australia	188	6.5%	277	7.8%	(89)	(32.1)%
Europe	389	13.5%	590	16.7%	(201)	(34.1)%
Rest of world	7	0.2%	29	0.8%	(22)	(75.9)%
Total revenue	$2,892	100.0%	$3,529	99.9%	$(637)	(18.1)%

Revenue totaled $2.9 million for the three months ended June 30, 2022, which represents a contraction of 18.1%, or $0.6 million for the same period in 2021. The primary reason for the decrease, is due to the emergence in late 2021 of the fast-spreading omicron variant of COVID-19 resulting in a significant rise in global cases causing a significant number of bariatric centers to close December 2021 through February 2022. We did see revenue begin to increase, as the omicron variant began to subside. Our expectation is revenue will continue to increase through the remainder of 2022, as we have witnessed a significant growth in our web traffic and doctor consultations, attributable to the direct to consumer marketing campaign we launched during the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2022 and 2021, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2022		2021		Change	Change
Revenue	$2,892	100.0%	$3,529	100.0%	$(637)	(18.1)%
Cost of goods sold	1,009	34.9%	1,376	39.0%	(367)	(26.7)%
Gross profit	$1,883	65.1%	$2,153	61.0%	$(270)	(12.5)%

Gross Profit. Gross profit for the three months ended June 30, 2022, was $1.9 million, compared to $2.2 million for the same period in 2021, a decrease of $0.3 million. Gross profit as a percentage of total revenue for the three months ended June 30, 2022, was 65.1% compared to 61.0% for the same period in 2021. The decrease in gross profit is due to a reduction in revenue. However, the gross profit margin increased over the same period from the prior year, as during the three months ended June 30, 2022 we had a higher percentage of domestic sales than the same period in the prior year, which has a greater margin than international sales.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended June 30, 2022, and 2021, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2022		2021		Change	Change
Sales and marketing	$4,663	161.2%	$1,441	40.8%	$3,222	223.6%
General and administrative	5,454	188.6%	4,311	122.3%	1,143	26.5%
Research and development	761	26.3%	103	2.9%	658	638.8%
Loss on disposal of assets, net	381	13.2%	—	—%	381	100.0%
Total operating expenses	$11,259	389.3%	$5,855	166.0%	$5,404	92.3%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2022, increased by $3.2 million, or 223.6%, to $4.7 million, compared to $1.4 million for the same period in 2021. The increase is primarily due to an increase in advertising and marketing costs of $1.8 million, as the Company launched its direct to consumer marketing campaign during the fourth quarter of 2021 and expanded this campaign during 2022, increasing its presence within video, print and social media platforms, and starting during the second quarter of 2022 the Company is expanding into digital media. In addition, we had an increase in payroll related expenses of $0.6 million, as we continue to strengthen our commercial organization and have hired a senior VP of Commercial Operations, as well as additional sales personnel and an increase of $0.2 million in travel expenditures due to the relaxing of COVID-19 travel restrictions. The Company also had an increase of $0.4 million in consulting and professional fees regarding the launching of the digital media platforms.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2022, increased by $1.1 million, or 26.5%, to $5.4 million, compared to $4.3 million for the same period in 2021. The increase is primarily due to the Company recording litigation losses during the three months ended June 30, 2022 of $2.0 million, an increase in stock-based compensation expense of $0.9 million, an increase in payroll expenses of $0.5 million, as the Company is making strategic organizational changes, and an increase in rent and facilities, directly attributable to the merger with Obalon. This is offset by a decrease of $2.3 million in audit, consulting and other professional fees, as we had significant related costs during the second quarter of 2021 due to the merger with Obalon. We also had a decrease in bad debt expense of $0.2 million, as the Company has focused on collections which has resulted in better collections of many past due accounts.

Research and Development Expense. Research and development expenses for the three months ended June 30, 2022, increased by $0.7 million, or 638.8%, to $0.8 million, compared to $0.1 million for the same period in 2021. The increase is due to an increase of $0.4 million in clinical trials and related consulting fees, and an increase of approximately $0.3 million in payroll expenses including a stock-based compensation expense.

Loss on Disposal of Assets, net. During the three months ended June 30, 2022, the Company disposed of $0.4 million of assets that were acquired from the merger with Obalon.

Net Interest (Income) Expense. Net interest income for the three months ended June 30, 2022, was minimal, compared to an expense of $0.2 million in 2021, which related to the debt that was extinguished during the second quarter of 2021.

(Gain) Loss on Foreign Currency. The Company had a loss on foreign currency of $0.2 million for the three months ended June 30, 2022, compared to a gain of $.1 million for the same period in 2021.

Six months ended June 30, 2022 and June 30, 2021

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the six months ended June 30, 2022 and 2021, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2022		2021		Change	Change
United States	$4,152	77.9%	$5,153	76.3%	$(1,001)	(19.4)%
Australia	369	6.9%	570	8.4%	(201)	(35.3)%
Europe	803	15.2%	969	14.5%	(166)	(17.1)%
Rest of world	8	0.2%	58	0.9%	(50)	(86.2)%
Total revenue	$5,332	100.2%	$6,750	100.1%	$(1,418)	(21.0)%

Revenue totaled $5.3 million for the six months ended June 30, 2022, which represents a contraction of 21.0%, or $1.4 million for the same period in 2021. The primary reason, is due to the emergence in late 2021 of the fast-spreading omicron variant of COVID-19 resulting in a significant rise in global cases causing a significant number of bariatric centers to close December 2021 through February 2022. We have been experiencing an increase in revenue compared to January and February 2022, as the omicron variant began to subside. Our expectation is revenue will continue to increase through the remainder of 2022, as we have witnessed a significant growth in our web traffic and doctor consultations, attributable to the direct to consumer marketing campaign we launched during the fourth quarter of 2021.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2022 and 2021, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2022		2021		Change	Change
Revenue	$5,332	100.0%	$6,750	100.0%	$(1,418)	(21.0)%
Cost of goods sold	2,231	41.8%	2,314	34.3%	(83)	(3.6)%
Gross profit	$3,101	58.2%	$4,436	65.7%	$(1,335)	(30.1)%

Gross Profit. Gross profit for the six months ended June 30, 2022, was $3.1 million, compared to $4.4 million for the same period in 2021, a decrease of $1.3 million. Gross profit as a percentage of total revenue for the six months ended June 30, 2022, was 58.2% compared to 65.7% for the same period in 2021. The decrease in gross profit margin is primarily due to a reduction in revenue compiled with department expenses, and during the first quarter of 2022 we had a significant increase in consulting services, reducing our margin.

Operating Expenses. The following table summarizes our unaudited operating expenses for the six months ended June 30, 2022, and 2021, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2022		2021		Change	Change
Sales and marketing	$9,371	175.8%	$2,691	39.9%	$6,680	248.2%
General and administrative	9,616	180.3%	7,031	104.2%	2,585	36.8%
Research and development	1,508	28.3%	674	10.0%	834	123.7%
Loss on disposal of assets, net	381	7.1%	—	—%	381	—%
Total operating expenses	$20,876	391.5%	$10,396	154.0%	$10,480	100.8%

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2022, increased by $6.7 million, or 248.2%, to $9.4 million, compared to $2.7 million for the same period in 2021. The increase is primarily due to an increase in advertising and marketing costs of $4.6 million. The Company launched its direct to consumer marketing campaign during the fourth quarter of 2021 and expanded this campaign during 2022. This increased its presence within video, print and social media platforms, and during the second quarter of 2022, the Company is expanding into digital media. In addition, we had an increase in payroll related expenses of $1.0 million, as we continue to strengthen our commercial organization and have hired a senior VP of Commercial Operations, as well as additional sales personnel. We also had an increase in stock-based compensation expense of $0.3 million. The Company had an increase of travel expenses of $0.1 million, primarily due to relaxing of COVID-19 restrictions.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2022, increased by $2.6 million, or 36.8%, to $9.6 million, compared to $7.0 million for the same period in 2021. The increase is primarily due to the Company recording litigation losses during the six months ended June 30, 2022 of $2.0 million, an increase of $1.4 million in stock-based compensation expense, an increase in payroll of $0.9 million, as the Company is making strategic organizational changes, and an increase of $0.5 million in rent and facilities and insurance, directly attributable to the merger with Obalon, and $0.2 million in legal expenses. This was offset by a decrease in audit, consulting and other professional fees of $2.2 million, as we had significant related costs during the second quarter of 2021 due to the merger with Obalon. We also had a decrease in bad debt expense of $0.2 million, as the Company has focused on collections which has resulted in better collections of many past due accounts.

Research and Development Expense. Research and development expenses for the six months ended June 30, 2022, increased by $0.8 million, or 123.7%, to $1.5 million, compared to $0.7 million for the same period in 2021. The increase is primarily due to an increase of $0.4 million in clinical trials and related consulting fees of $0.4 million and an increase of $0.4 million in payroll related expenses including an increase in stock-based compensation expense.

Loss on Disposal of Assets, net. During the six months ended June 30, 2022, the Company disposed of $0.4 million of assets that were acquired from the merger with Obalon.

Net Interest Expense. Net interest income for the six months ended June 30, 2022, was minimal, compared to an expense of $0.8 million in 2021, which related to the debt that was extinguished during the second quarter of 2021.

(Gain) Loss on Foreign Currency. The Company had a minimal gain on foreign currency during the six months ended June 30, 2022 as the gains recognized during the first quarter were offset by loss on foreign currency during the second quarter of 2022.

Income Tax (Benefit) Expense. The Company had an income tax benefit of $0.1 million for the six months ended June 30, 2022, due to a reduction in the valuation allowance related to an impairment of indefinite lived assets, offset by income tax expense related to projected income in the Netherlands and Australia.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue primarily due to the unpredictability of new variants of COVID-19, which may result in a slow-down of elective surgeries and restrictions in some locations. As of June 30, 2022, the Company had net working capital of approximately $10.3 million, primarily due to cash and cash equivalents and restricted cash of $11.5 million. The Company’s principal source of liquidity as of June 30, 2022, consisted of approximately $11.5 million of cash and cash equivalents and restricted cash, and $2.4 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

The Company is also evaluating further funding options, including seeking additional equity or debt financing to support the expansion of the Lap-Band system, reshapecare, and the continued development of the ReShape Vest and the ReShape Diabetes Bloc-Stim Neuromodulation; and the re-introduction of the Obalon Balloon System and other strategic market opportunities.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash used in operating activities	$(13,800)	$(4,149)
Net cash provided by investing activates	20	5,011
Net cash provided by financing activities	2,489	36,332
Effect of exchange rate changes	20	12
Net change in cash and cash equivalents	$(11,271)	$37,206

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $13.8 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, net cash used in operating activities was primarily the result of our net loss of $17.8 million, partially offset by non-cash adjustments for stock-based compensation expense of $1.6 million, amortization of intangible assets of $0.9 million, depreciation expense of $0.2 million, provision for excess and obsolete inventory of $0.1 million, loss on disposal of assets of $0.4 million and a charge in deferred income tax of $0.2 million, offset by non-cash reduction of expense for bad debt expense of $0.1 million. We show a negative cash impact to inventory of $1.4 million, as the Company is building up its inventory to meet the expected increase in demand due to the direct to consumer marketing campaign, and warranty liability of $0.2 million. This was offset by a positive cash impact to accounts payable and accrued liabilities of $1.7 million, accounts and other receivables of $0.5 million and prepaid expenses of $0.4 million.

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

Net cash provided by investing activities for the six months ended June 30, 2022, was minimal.

Net cash provided by investing activities for the six months ended June 30, 2021 was $5.0 million, which comprised of $5.2 million of cash received in connection with the merger with Obalon, offset by capital expenditures $0.2 million related to the process of moving manufacturing from Costa Rica to the United States, and product development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2022, due to the proceeds received from an exercise of warrants from an institutional investor.

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

Operating Capital and Capital Expenditure Requirements

Given the Company’s projected operating requirements and its existing cash and cash equivalents management’s plans include evaluating different strategies to obtain the required funding of future operations. Our anticipated operations include plans to (i) integrate the sales and operations of the Company with the Lap-Band product line in order to expand sales domestically and internationally (ii) improve operational efficiencies, resulting in a reduction of operational expenses, as well as a reduction to marketing and advertising costs, primarily due to focusing on digital media rather than television and print and (iii) to continue promoting reshapecare as an addition to bariatric surgery or as an alternative to individuals that do not meet the criteria and/or do not want to go through bariatric surgery. If sales do not improve, we will reduce our expenditures for marketing, clinical and product development activities to maintain operational activities until a period of time in which we could obtain additional debt or equity financing to support our operations. However, there can be no assurance that the Company will be able to secure such additional financing. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

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

During the three and six months ended June 30, 2022 there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

Control Environment: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. The insufficient internal resources resulted in a lack of review over our weighted average share calculation spreadsheet which included a formula error resulting in the inaccurate reporting of our earnings per share.

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

●	Hiring additional accounting personnel to ensure timely reporting of significant matters.

●	Designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls.

●	Designing and implementing formal processes, policies and procedures supporting our financial close process.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC (“Cowen”) filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also seeks reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. The Company is unable to predict the ultimate outcome of this matter and the Company intends to vigorously defend this matter.

On August 18, 2021, H.C. Wainwright & Co., LLC (“Wainwright”) filed a complaint against ReShape in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Wainwright’s prior engagement by ReShape in connection with certain capital raising transactions by ReShape. The complaint alleged that Wainwright was entitled to be paid a fee in connection with ReShape’s capital raising transaction under the warrant exercise agreement that ReShape entered into on June 28, 2021. Wainwright alleged that its June and September 2019 engagement agreements with ReShape require ReShape to pay Wainwright a cash fee equal to 8.0% of the gross proceeds that ReShape received from the exercise of warrants issued pursuant to those engagement agreements, including warrants that were exercised in the June 2021 transaction. The complaint also sought reimbursement of Wainwright’s attorneys’ fees and interest in connection with its claim. On July 19, 2022, the Company entered into a definitive settlement and release agreement with Wainwright pursuant to which the Company made a one-time cash payment of $1.0 million to fully and finally resolve such matter.

The Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition, other than what is disclosed above. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result the Company may be involved in various legal proceedings from time to time. As of June 30, 2022, the Company has accrued $2.0 million for potential legal settlements.

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

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

4.1	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.1

Warrant Exercise Agreement, dated June 16, 2022, by and among ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESHAPE LIFESCIENCES INC.

	BY:	/S/ paul f. hickey
Paul F. Hickey
President and Chief Executive Officer
(principal executive officer)

	BY:	/S/ thomas stankovich
Thomas Stankovich
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 19, 2022