Form 10-Q
period 2022-09-30
ReShape Lifesciences Inc.
filed 2022-11-14
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 24,176,434 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,146	$22,765
Restricted cash	100	50
Accounts and other receivables (net of allowance for doubtful accounts of $947 and $1,172 respectively)	2,230	2,815
Inventory	4,171	3,003
Prepaid expenses and other current assets	926	1,622
Total current assets	13,573	30,255
Property and equipment, net	896	1,454
Operating lease right-of-use assets	255	266
Other intangible assets, net	12,513	20,827
Other assets	1,219	1,456
Total assets	$28,456	$54,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,992	$3,468
Accrued and other liabilities	4,848	3,169
Warranty liability, current	418	415
Operating lease liabilities, current	255	279
Total current liabilities	7,513	7,331
Warranty liability, noncurrent	—	300
Deferred income taxes, net	—	555
Total liabilities	7,513	8,186
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at both September 30, 2022 and December 31, 2021; 22,595,748 and 17,831,875 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	23	18
Additional paid-in capital	627,350	622,906
Accumulated deficit	(606,362)	(576,760)
Accumulated other comprehensive loss	(68)	(92)
Total stockholders’ equity	20,943	46,072
Total liabilities and stockholders’ equity	$28,456	$54,258

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,798	$3,708	$8,130	$10,458
Cost of revenue	697	1,573	2,928	3,886
Gross profit	2,101	2,135	5,202	6,572
Operating expenses:
Sales and marketing	2,619	3,496	11,990	6,186
General and administrative	3,872	12,052	13,488	19,085
Research and development	588	1,571	2,096	2,245
Impairment of intangible assets	6,947	—	6,947	—
Loss on disposal of assets, net	1	—	383	—
Total operating expenses	14,027	17,119	34,904	27,516
Operating loss	(11,926)	(14,984)	(29,702)	(20,944)
Other expense (income), net:
Interest (income) expense, net	(31)	33	(47)	804
Warrant expense	—	2,813	—	2,813
Loss on extinguishment of debt, net	—	—	—	2,061
Loss (Gain) on foreign currency exchange, net	279	(101)	467	(170)
Other	—	—	(9)	—
Loss before income tax provision	(12,174)	(17,729)	(30,113)	(26,452)
Income tax (benefit) expense	(363)	(30)	(511)	23
Net loss	$(11,811)	$(17,699)	$(29,602)	$(26,475)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted (as revised for the three and nine months ended September 30, 2021, see Note 1)	$(0.52)	$(1.04)	$(1.47)	$(3.07)
Shares used to compute basic and diluted net loss per share (as revised for the three and nine months ended September 30, 2021, see Note 1)	22,559,072	17,088,254	20,155,117	8,614,321

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(11,811)	$(17,699)	$(29,602)	$(26,475)
Foreign currency translation adjustments	4	2	24	14
Other comprehensive income, net of tax	4	2	24	14
Comprehensive loss	$(11,807)	$(17,697)	$(29,578)	$(26,461)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance June 30, 2022	95,388	$—	19,629,708	$20	$626,965	$(594,551)	$(72)	$32,362
Net loss	—	—	—	—	—	(11,811)	—	(11,811)
Other comprehensive income, net of tax	—	—	—	—	—	—	4	4
Stock compensation	—	—	—	—	388	—	—	388
Issuance of stock from RSUs	—	—	116,040	—	—	—	—	—
Exercise of warrants	—	—	2,850,000	3	(3)	—	—	—
Balance September 30, 2022	95,388	$—	22,595,748	$23	$627,350	$(606,362)	$(68)	$20,943

	Nine Months Ended September 30, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2021	95,388	$—	17,831,875	$18	$622,906	$(576,760)	$(92)	$46,072
Net loss	—	—	—	—	—	(29,602)	—	(29,602)
Other comprehensive income, net of tax	—	—	—	—	—	—	24	24
Stock compensation	—	—	—	—	1,957	—	—	1,957
Issuance of stock from RSUs	—	—	1,025,231	1	(1)	—	—	—
Exercise of warrants	—	—	3,738,642	4	2,488	—	—	2,492
Balance September 30, 2022	95,388	$—	22,595,748	$23	$627,350	$(606,362)	$(68)	$20,943

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2021	—	$—	95,388	$—	8,168,622	$8	$564,118	$(523,603)	$(109)	$40,414
Net loss	—	—	—	—	—	—	—	(17,699)	—	(17,699)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2	2
Stock compensation	—	—	—	—	—	—	10,720	—	—	10,720
Stock options exercised	—	—	—	—	90,832	—	201	—	—	201
Issuance of stock from RSUs	—	—	—	—	1,755,710	2	(2)	—	—	—
Issuance of warrants	—	—	—	—	—	—	1,535	—	—	1,535
Institutional exercise of warrants	—	—	—	—	7,635,667	8	43,433	—	—	43,441
Warrant liability reclassified to equity	—	—	—	—	—	—	476	—	—	476
Restricted shares issued for consulting services	—	—	—	—	37,500	—	130	—	—	130
Balance September 30, 2021	—	$—	95,388	$—	17,688,331	$18	$620,611	$(541,302)	$(107)	$79,220

	Nine Months Ended September 30, 2021
	Series B Convertible		Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2020	3	$—	95,388	$1	3,486,253	$4	$529,431	$(514,827)	$(121)	$14,488
Net loss	—	—	—	—	—	—	—	(26,475)	—	(26,475)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	14	14
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	3,340,035	3	30,559	—	—	30,561
Stock compensation	—	—	—	—	—	—	10,457	—	—	10,457
Stock options exercised	—	—	—	—	182,696	—	416	—	—	416
Issuance of stock from RSUs	—	—	—	—	1,755,710	2	(2)	—	—	—
Issuance of warrants	—	—	—	—	—	—	4,508	—	—	4,508
Institutional exercise of warrants	—	—	—	—	8,886,137	9	44,636	—	—	44,645
Warrant liability reclassified to equity	—	—	—	—	—	—	476	—	—	476
Restricted shares issued for consulting services	—	—	—	—	37,500	—	130	—	—	130
Balance September 30, 2021	—	$—	95,388	$—	17,688,331	$18	$620,611	$(541,302)	$(107)	$79,220

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,602)	$(26,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	271	132
Amortization of intangible assets	1,367	1,284
Noncash interest expense	—	104
Impairment of intangible assets	6,947	—
Loss on extinguishment of debt, net	—	2,061
Loss on disposal of assets, net	383	—
Stock-based compensation	1,957	10,457
Bad debt (recoveries) expense	(72)	62
Provision for inventory excess and obsolescence	148	162
Deferred income tax	(555)	—
Warrant expense	—	2,813
Amortization of debt discount and deferred debt issuance costs	—	494
Other noncash items	(21)	12
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	657	(900)
Inventory	(1,317)	21
Prepaid expenses and other current assets	696	(399)
Accounts payable and accrued liabilities	129	(1,838)
Warranty liability	(297)	(347)
Other	237	408
Net cash used in operating activities	(19,072)	(11,949)
Cash flows from investing activities:
Capital expenditures	(52)	(285)
Proceeds from acquisition	—	5,207
Proceeds from sale of capital assets	39	—
Cash (used in) provided by investing activities:	(13)	4,922
Cash flows from financing activities:
Payments of financing costs	—	(3,234)
Proceeds from warrants exercised	2,492	45,616
Proceeds from stock options exercised	—	417
Proceeds from credit agreement	—	1,000
Payment of credit agreement	—	(10,500)
Net cash provided by financing activities	2,492	33,299
Effect of currency exchange rate changes on cash and cash equivalents	24	14
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,569)	26,286
Cash, cash equivalents and restricted cash at beginning of period	22,815	3,007
Cash, cash equivalents and restricted cash at end of period	$6,246	$29,293
Supplemental disclosure:
Cash paid for income taxes	$—	$37
Cash paid for interest	—	296
Noncash investing and financing activities:
Capital expenditures accruals	$79	$68
Purchase price, net of cash received	—	25,355
Fair value of warrants included as a component of loss on extinguishment of debt	—	2,974

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

Reverse Stock Split and Merger Exchange Ratio

On June 15, 2021, and immediately prior to the closing of the merger of Obalon Therapeutics, Inc. and ReShape Lifesciences Inc., the Company effected a 1-for-3 reverse stock split. Accordingly, all share and per share amounts for the period presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Unless otherwise noted, all references to shares of the Company’s common stock and per share amounts have also been adjusted to reflect the exchange ratio of 0.5367 Obalon shares for one ReShape share in connection with the merger.

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

For goodwill and indefinite-lived intangible assets, in-process research and development, we review for impairment annually and upon the occurrence of certain events as required by ASC Topic 350, “Intangibles — Goodwill and Other.” Goodwill and indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we are able to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we would conclude that goodwill is not impaired. If the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The Company recorded an impairment loss for indefinite-lived intangible assets for the three months and nine months ended September 30, 2022. See Note 4 below for details.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2022	2021
Stock options	1,140,996	592,320
Unvested restricted stock units	288,493	1,807,014
Convertible preferred stock	38	38
Warrants	6,952,328	6,777,333

Recent Accounting Pronouncements

There were no new accounting standards adopted by the Company during the nine months ended September 30, 2022.

New accounting standards not yet adopted are discussed below.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. In November 2019, the FASB issued ASU No. 2019-11, which amended the new standard by providing additional clarification. This guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue primarily due to the unpredictability of new variants of COVID-19, which may result in a slow-down of elective surgeries and restrictions in some locations. As of September 30, 2022, the Company had net working capital of approximately $6.1 million, primarily due to cash and cash equivalents and restricted cash of $6.2 million. The Company’s principal source of liquidity as of September 30, 2022, consisted of approximately $6.2 million of cash and cash equivalents and restricted cash, and $2.2 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

Given the Company’s projected operating requirements and its existing cash and cash equivalents management’s plans include evaluating different strategies to obtain the required funding of future operations. Our anticipated operations include plans to (i) increase the sales and operations of the Company with the Lap-Band product line in order to expand sales domestically and internationally (ii) improve operational efficiencies, resulting in a reduction of operational expenses, as well as a reduction to marketing and advertising costs, primarily due to focusing on digital media rather than television and print and (iii) to continue promoting our reshapecare virtual health coaching program as an addition to bariatric surgery or as an alternative to individuals that do not meet the criteria and/or do not want to go through bariatric surgery. If sales do not improve, we will reduce our expenditures for marketing, clinical and product development activities to maintain operational activities until a period of time in which we could obtain additional debt or equity financing to support our operations. However, there can be no assurance that the Company will be able to secure such additional financing. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

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

COVID-19 Risk and Uncertainties and CARES Act

COVID-19 pandemic continues to lead to unprecedented restrictions on, distributions in, and other related impacts on business and personal activities, including a shift in healthcare priorities, which resulted in a significant decline in medical procedures in 2020 in the United States and foreign countries. Concerns remain regarding the pace of economic recovery due to virus resurgences, including new variants, across the globe as well as vaccine distribution and hesitancy. The United States and other foreign governments may reimplement restrictions and other requirements in light of the continuing spread of the COVID-19 pandemic. Due to the continuing uncertainty caused by the COVID-19 pandemic, the full extent to which the pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the public acceptance and efficacy of vaccines and other treatments, United States and foreign governments actions to respond to the reduction of global activity, and how quickly and to what extent normal economic and operating conditions can resume.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act established the Paycheck Protection Program (“PPP”) under which the Company received a PPP loan. On February 3, 2021, the Company submitted the application for PPP loan forgiveness according to the terms and conditions of the United States Small Business Administration’s (“SBA”) Loan Forgiveness Application (Revised June 24, 2002). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan had been forgiven in full including all interest incurred. This may still be subject to audit by the SBA or relevant authorities, and subject to terms and conditions of the PPP program. The Company was also able to benefit from the employee retention credit. For further details on the PPP loan and the employee retention credit, see Note 5 below.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	September 30,	December 31,
	2022	2021
Raw materials	$1,109	$829
Sub-assemblies	927	682
Finished goods	2,135	1,492
Total inventory	$4,171	$3,003

Prepaid expenses and other current assets:

	September 30,	December 31,
	2022	2021
Prepaid insurance	$721	$736
Prepaid advertising and marketing	48	698
Other current assets	157	188
Total prepaid expenses and other current assets	$926	$1,622

Accrued and other liabilities:

	September 30,	December 31,
	2022	2021
Payroll and benefits	$2,535	$1,527
Accrued legal settlements	1,000	—
Customer deposits	644	549
Taxes	120	307
Accrued insurance premium	115	301
Accrued professional	168	300
Other liabilities	266	185
Total accrued and other liabilities	$4,848	$3,169

(4) Goodwill and Intangible Assets

Indefinite-lived intangible assets consist of IPR&D for the ReShape Vest recorded in connection with the Company’s 2017 acquisition of BarioSurg, Inc. and developed technology recorded in connection with the Obalon acquisition. The Company’s finite-lived intangible assets consists of developed technology, trademarks and tradenames, and covenant not to compete. The estimated useful lives of these finite-lived intangible assets range from 3 to 10 years. The amortization expenses for both the three months ended September 30, 2022 and 2021, was $0.5 million, and the nine months ended September 30, 2022 and 2021 were $1.4 million and $1.3 million, respectively.

Impairment of In-Process Research and Development

During the quarter ended September 30, 2022, the Company determined that it was stopping the clinical trials for the ReShape Vest and was closing out the previous trials that occurred, as significant additional clinical work and cost would be required to achieve regulatory approval for the ReShape Vest. As such, we determined the carrying value of the IPR&D asset was impaired and recognized a non-cash impairment charge of approximately $6.9 million on the condensed consolidated balance sheet as of September 30, 2022, which reduced the value of this asset to zero.

	September 30, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.8	$17,092	$(5,681)	$11,411
Trademarks/Tradenames	10.0	2,045	(943)	1,102
Covenant not to compete	3.0	76	(76)	—
		19,213	(6,700)	12,513
Indefinite-lived intangible assets:
In-process research and development	indefinite	—	—	—
Total		$19,213	$(6,700)	$12,513

	December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.8	$17,092	$(4,467)	$12,625
Trademarks/Tradenames	10.0	2,045	(790)	1,255
Covenant not to compete	3.0	76	(76)	—
		19,213	(5,333)	13,880
Indefinite-lived intangible assets:
In-process research and development	indefinite	6,947	—	6,947
Total		$26,160	$(5,333)	$20,827

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

On February 3, 2021, the Company submitted the application for PPP loan forgiveness, in accordance with the terms and conditions of the SBA’s Loan Forgiveness Application (revised June 24, 2020). On March 1, 2021, the Company received confirmation from the SBA that the PPP Loan was forgiven in full including all interest incurred, which resulted in a gain on debt extinguishment of $1.0 million, during the three months ended March 31, 2021.

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

Credit Agreement

On January 19, 2021, the Company and the lender thereunder (the “Lender”) entered into an amendment to the credit agreement, originally entered into on March 25, 2020, that increased the amount available under delayed draw term loans by $1.0 million, and issued an additional 1,000,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $10.0 million. As a result, during the three months ended March 31, 2021, the Company recorded a debt discount of approximately $0.5 million and a $3.0 million loss on extinguishment of debt, which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. At March 31, 2021, there was approximately $0.1 million of unamortized debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

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

(6) Leases

The Company has a noncancelable operating lease for office and warehouse space in San Clemente, which was extended by twelve months with an end date of June 30, 2023. The Company also had an operating lease and warehouse space in Carlsbad, California, which expired June 30, 2022. The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	September 30	December 31,
Balance Sheet information	2022	2021
Operating lease ROU assets	$255	$266

Operating lease liabilities, current portion	$255	$279
Total operating lease liabilities	$255	$279

Cash flow information for the nine months ended September 30,	2022	2021
Cash paid for amounts included in the measurement of operating leases liabilities	$473	$365

Maturities of operating lease liabilities were as follows:

Remainder of 2022	$87
2023	173
2024	—
Total lease payments	260
Less: imputed interest	5
Total lease liabilities	$255

Weighted-average remaining lease term at end of period (in years)	0.7
Weighted-average discount rate at end of period	5.1%

(7) Acquisition

On June 15, 2021, the Company completed its merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 3,340,035 shares of common stock valued at $30.6 million at the closing market price on the day of merger and the cancellation of 2,680,301 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. There were no acquisition related costs recognized for the three months and nine months ended September 30, 2022.

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

(8)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended September 30, 2022 and 2021, the Company issued 116,040 shares of common stock and 1,755,710 shares of common stock, respectively; and during the nine months ended September 30, 2022 and 2021, the Company issued 1,025,231 shares of common stock and 1,755,710 shares of common stock, respectively, subject to vesting of the restricted stock units. For further details see Note 12.

September 2022 Cancellation of Restricted Stock Units

On September 27, 2022, the Company entered into an agreement with each of its non-employee directors, to rescind and cancel, for no consideration, the issuance of an aggregate of 622,103 restricted stock units that vested on January 1, 2022. In addition, three of the Company’s non-employee directors forfeited, for no consideration, an aggregate of 380,145 shares of common stock units that were issued pursuant to restricted stock units that vested on July 22, 2021. Such rescission, cancellation and forfeiture was completed on November 1, 2022.

June 2022 Exercises of Warrants for Common Stock

On June 16, 2022, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 3.7 million shares of common stock, of which 0.9 million shares were issued in June in accordance with the terms of the warrant exercise agreement, and 2.9 million shares are held in abeyance. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 3.7 million shares (equal to 100% of the shares of common shares exercised) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section (4)(2) of the Securities Act. In connection with the exercise, the Company also agreed to reduce the exercise price of the existing warrants and 1.6 million remaining unexercised warrants from $6.00 to $0.6665 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 9 below.

The gross proceeds to the Company from the exercise was approximately $2.5 million, prior to deducting warrant inducement agent fees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for commercial growth, working capital and general corporate purposes.

August 2021 Issuance of Common Stock for Services

On August 11, 2021, the Company entered into a consulting agreement in which the Company issued to the consultant 37,500 shares of restricted common stock for the consulting services in a private placement in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were deemed earned on the day of the agreement and became unrestricted six months after the agreement date which is when the contract term ends.

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

The gross proceeds to the Company from the exercise and the sale of the New Warrants was approximately $45.5 million, prior to deducting placement agent fees and offering expenses. The Company used approximately $10.8 million to pay off the credit agreement, including $10.5 million of debt and $0.3 million of accrued interest under its secured credit agreement dated March 25, 2020, as amended, see Note 5 above for further details. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.

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

(10) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months and nine months ended September 30, 2022 and 2021, the Company primarily only sold the Lap-Band system. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$2,412	$2,745	$6,565	$7,897
Australia	164	278	533	849
Europe	206	653	1,009	1,622
Rest of world	16	32	23	90
Total revenue	$2,798	$3,708	$8,130	$10,458

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three and nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2022 and 2021, there was minimal revenue for reshapecare. There was no revenue or gross profit recorded for the ReShape Vest or Diabetes Bloc-Stim Neuromodulation for the three months and nine months ended September 30, 2022 and 2021 as these two products are still in the development stage. There was also no revenue recorded for the recently acquired Obalon line.

(11) Income Taxes

During the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $0.5 million, respectively, due to a reduction in the valuation allowance related to impairments of indefinite lived assets partially offset by state and foreign taxes. During the three months and nine months ended September 30, 2021, a $30 thousand tax benefit and $23 thousand tax expense, respectively, was recorded, primarily due to adjusted pre-tax income in Australia. The income tax provisions for the nine months ended September 30, 2022, and year ended December 31, 2021, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both September 30, 2022 and December 31, 2021.

(12)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three months and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales and marketing	$38	$1,085	$294	$1,085
General and administrative	278	8,404	1,397	8,141
Research and development	72	1,231	266	1,231
Total stock-based compensation expense	$388	$10,720	$1,957	$10,457

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2022, and changes during the nine months ended September 30, 2022 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2021	885,039	7.97		$—
Options granted	560,154	1.18
Options exercised	—	—
Options cancelled	(304,197)	2.97
Outstanding at September 30, 2022	1,140,996	5.97	8.8	$—
Exercisable at September 30, 2022	673,777	8.84	8.4	—
Vested and expected to vest at September 30, 2022	1,140,996	5.97	8.8	—

There was no intrinsic value of the outstanding stock options at September 30, 2022. The unrecognized share-based expense at September 30, 2022 was $0.8 million, and will be recognized over a weighted average period of 2.7 years.

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

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 200,417 RSUs and cancelled 582,545 RSUs.

A summary of the Company’s unvested RSUs award activity for the nine months ended September 30, 2022, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	1,711,318	$4.36
Granted	200,417	1.18
Vested (1)	(1,040,697)	4.28
Cancelled/Forfeited	(582,545)	3.76
Non-vested RSUs at September 30, 2022	288,493	3.63
(1)	At September 30, 2022, there were 15,466 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until October of 2022.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at September 30, 2022 was $1.0 million and expected to be recognized over a period of 1.8 years.

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

The Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition, other than what is disclosed above. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result the Company may be involved in various legal proceedings from time to time. As of September 30, 2022, the Company has accrued $1.0 million for potential legal settlements.

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

(14) Subsequent Events

On November 8, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a registered direct offering (i) 2,392,524 shares of the Company’s common stock, (ii) 2,500 shares of the Company’s Series D Mirroring Preferred Stock, and (iii) pre-funded warrants to purchase 492,091 shares of common stock. Each share of common stock was sold at a price of $0.26 per share, each share of Series D Mirroring Preferred Stock was sold at a price of $0.001 per share and each pre-funded warrant was sold at an offering price of $0.259 per share, for aggregate gross proceeds of $750,000. Under the Purchase Agreement, the Company also agreed to issue and sell to the Investor in a concurrent private placement warrants to purchase an aggregate of 2,884,615 shares of common stock at an exercise price of $0.30 per share, which will not be exercisable until six months following the closing date of the offering, and will expire five and one-half years following the closing date of the offering.

In connection with the offering, the Company also entered into a warrant amendment agreement with the Investor. Under the warrant amendment agreement, the Company agreed to amend certain existing warrants to purchase up to 5,348,146 shares of common stock that were previously issued to the Investor, with an exercise price of $0.665 per share and expiration of June 2026 and December 2029, in consideration for their purchase of the securities in the offering, as follows (i) lower the exercise price of the existing warrants to $0.30 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the expiration date of the existing warrants with an expiration date of June 2026 by five and one-half years following the close of the offering.

The offering closed on November 9, 2022.

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

Recent Developments

On September 16, 2022, the Company was awarded a $300 thousand, Small Business Innovation Research grant for the development of ReShape’s Diabetes Bloc-Stim Neuromodulation device. This device utilizes its proprietary vagus nerve block (vBloc) technology platform, combined with vagus nerve stimulation, for the treatment of Type 2 diabetes and metabolic disorders. Specifically, the grant will fund development of the device for the treatment of hypoglycemia.

On July 27, 2022, the Company announced that its Board of Directors has appointed Paul F. Hickey as President and Chief Executive Officer and a member of the Board of Directors, effective August 15, 2022. Mr. Hickey succeeds Bart Bandy, who has separated from the Company to pursue other opportunities. Thomas Stankovich, Chief Financial Officer of the Company, served as Interim President and Chief Executive Officer until Mr. Hickey joined the Company. Dan W. Gladney, current Chair of the Board of Directors, assumed a more active role as Executive Chair, supporting Mr. Hickey and the Company on strategic matters.

On February 16, 2022, the Company renewed the office space lease in San Clemente, California for one year. This lease renewal will commence on July 1, 2022, and end on June 30, 2023.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Revenue	$2,798	100.0%	$3,708	100.0%	$8,130	100.0%	$10,458	100.0%
Cost of goods sold	697	24.9%	1,573	42.4%	2,928	36.0%	3,886	37.2%
Gross profit	2,101	75.1%	2,135	57.6%	5,202	64.0%	6,572	62.8%
Operating expenses:
Sales and marketing	2,619	93.6%	3,496	94.3%	11,990	147.5%	6,186	59.2%
General and administrative	3,872	138.4%	12,052	325.0%	13,488	165.9%	19,085	182.5%
Research and development	588	21.0%	1,571	42.4%	2,096	25.8%	2,245	21.5%
Impairment of intangible assets	6,947	248.3%	—	—%	6,947	85.4%	—	—%
Loss on disposal of assets, net	1	—%	—	—%	383	4.7%	—	—%
Total operating expenses	14,027	501.3%	17,119	461.7%	34,904	429.3%	27,516	263.2%
Operating loss	(11,926)	(426.2)%	(14,984)	(404.1)%	(29,702)	(365.3)%	(20,944)	(200.4)%
Other expense (income), net:
Interest (income) expense, net	(31)	(1.1)%	33	0.9%	(47)	(0.6)%	804	7.7%
Warrant expense	—	—%	2,813	75.9%	—	—%	2,813	26.9%
Loss (gain) on extinguishment of debt, net	—	—%	—	—%	—	—%	2,061	19.7%
Loss (gain) on foreign currency	279	10.0%	(101)	(2.7)%	467	5.7%	(170)	(1.6)%
Other, net	—	—%	—	—%	(9)	(0.1)%	—	—%
Loss before income tax provision	(12,174)	(435.1)%	(17,729)	(478.1)%	(30,113)	(370.4)%	(26,452)	(253.0)%
Income tax expense (benefit)	(363)	(13.0)%	(30)	(0.8)%	(511)	(6.3)%	23	0.2%
Net loss	$(11,811)	(422.1)%	$(17,699)	(477.3)%	$(29,602)	(364.1)%	$(26,475)	(253.3)%

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

The following table contains a reconciliation of GAAP net loss to non-GAAP net loss attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net loss	$(11,811)	$(17,699)	$(29,602)	$(26,475)
Adjustments:
Interest (income) expense, net	(31)	33	(47)	804
Income tax expense (benefit)	(363)	(30)	(511)	23
Depreciation and amortization	543	548	1,638	1,416
Stock-based compensation expense	388	10,720	1,957	10,457
Impairment of intangible assets	6,947	—	6,947	—
Loss on disposal of assets, net	1	—	383	—
Loss on extinguishment of debt, net	—	—	—	2,061
Warrant expense	—	2,813	—	2,813
Professional fees incurred in connection with the Obalon merger	—	—	—	2,277
Non-GAAP loss	$(4,326)	$(3,615)	$(19,235)	$(6,624)

Comparison of Results of Operations

Three months ended September 30, 2022 and September 30, 2021

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended September 30, 2022 and 2021, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2022		2021		Change	Change
United States	$2,412	86.2%	$2,745	74.0%	$(333)	(12.1)%
Australia	164	5.9%	278	7.5%	(114)	(41.0)%
Europe	206	7.4%	653	17.6%	(447)	(68.5)%
Rest of world	16	0.5%	32	0.9%	(16)	(50.0)%
Total revenue	$2,798	100.0%	$3,708	100.0%	$(910)	(24.5)%

Revenue totaled $2.8 million for the three months ended September 30, 2022, which represents a contraction of 24.5%, or $0.9 million compared to the same period in 2021. The primary reason for the decrease, is due to a decrease in sales throughout Europe. The Company experienced a decrease in domestic sales during the first quarter of 2022 due to the emergence in late 2021 of the fast-spreading omicron variants of COVID-19 resulting in a significant rise in global cases causing a significant number of bariatric centers to close December 2021 through February 2022. We did see revenue begin to increase, as the omicron variant began to subside. During the three months ended September 30, 2022, the Company placed more focus on domestic sales, resulting in lower international sales. Our expectation is revenue will continue to increase through the remainder of 2022, as we are focusing on a targeted digital media campaign near bariatric surgical centers that sell the Lap-Band system.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2022 and 2021, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2022		2021		Change	Change
Revenue	$2,798	100.0%	$3,708	100.0%	$(910)	(24.5)%
Cost of goods sold	697	24.9%	1,573	42.4%	(876)	(55.7)%
Gross profit	$2,101	75.1%	$2,135	57.6%	$(34)	(1.6)%

Gross Profit. Gross profit for the both the three months ended September 30, 2022 and 2021, was $2.1 million. Gross profit as a percentage of total revenue for the three months ended September 30, 2022, was 75.1% compared to 57.6% for the same period in 2021. The increase in gross profit percentage is due to an increase in domestic sales, which has a higher margin than international sales. Additionally, we had a reduction in payroll related costs during the third quarter of 2022.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended September 30, 2022, and 2021, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2022		2021		Change	Change
Sales and marketing	$2,619	93.6%	$3,496	94.3%	$(877)	(25.1)%
General and administrative	3,872	138.4%	12,052	325.1%	(8,180)	(67.9)%
Research and development	588	21.0%	1,571	42.4%	(983)	(62.6)%
Loss on disposal of assets, net	1	-%	—	—%	1	100.0%
Total operating expenses	$7,080	253.0%	$17,119	461.8%	$(10,039)	(58.6)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2022, decreased by $0.9 million, or 25.1%, to $2.6 million, compared to $3.5 million for the same period in 2021. The decrease is primarily due to a decrease of $1.0 million in stock-based compensation expense, as during the third quarter of 2021 the Company issued both RSUs and stock options that vested based on employee start dates prior to the grant date, therefore a portion of the RSUs and stock options were vested as of the grant date (which we refer to below as a look back provision), which resulted in a $0.9 million expense at the time the awards were given. In addition, the Company had a $0.2 million decrease in commission expense due to reduced sales compared to the third quarter of 2021. This was offset by a $0.3 million increase in consulting and professional services, as we are working on developing the reshapecare platform.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2022, decreased by $8.2 million, or 67.9%, to $3.9 million, compared to $12.1 million for the same period in 2021. The decrease is primarily due to a decrease of $8.1 million in stock-based compensation expense, as during the third quarter of 2021 the Company issued both RSUs and stock options containing a look back provision that resulted in a $6.8 million expense at the time the awards were given. Additionally, there was a reduction in payroll related expenses of $0.3 million.

Research and Development Expense. Research and development expenses for the three months ended September 30, 2022, decreased by $1.0 million, or 62.6%, to $0.6 million, compared to $1.6 million for the same period in 2021. The decrease is primarily due to a decrease of $1.2 million in stock-based compensation expense, as during the third quarter of 2021 the Company issued both RSUs and stock options containing a look back provision that resulted in a $1.2 million expense at the time the awards were given. This was offset by a $0.2 million increase in consulting and professional service expenses related to the ReShape’s Diabetes Bloc-Stim Neuromodulation device.

Impairment of Intangible Assets. Impairment of intangible assets was $6.9 million for the three months ended September 30, 2022, due to the impairment of in-process research and development assets. This is a result of the Company currently not continuing with clinical trials for the ReShape Vest. For further details see Note 4 above.

Loss (Gain) on Foreign Currency. The Company had a loss on foreign currency of $0.3 million for the three months ended September 30, 2022, compared to a gain of $0.1 million for the same period in 2021.

Income Tax (Benefit) Expense. The Company had an income tax benefit of $0.4 million for the three months ended September 30, 2022, due to a reduction in the valuation allowance related to an impairment of indefinite lived assets, offset by income tax expense.

Nine months ended September 30, 2022 and September 30, 2021

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the nine months ended September 30, 2022 and 2021, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2022		2021		Change	Change
United States	$6,565	80.8%	$7,897	75.5%	$(1,332)	(16.9)%
Australia	533	6.6%	849	8.1%	(316)	(37.2)%
Europe	1,009	12.4%	1,622	15.5%	(613)	(37.8)%
Rest of world	23	0.2%	90	0.9%	(67)	(74.4)%
Total revenue	$8,130	100.0%	$10,458	100.0%	$(2,328)	(22.3)%

Revenue totaled $8.1 million for the nine months ended September 30, 2022, which represents a contraction of 22.3%, or $2.3 million compared to the same period in 2021. The primary reason for the decrease, is due to the emergence in late 2021 of the fast-spreading omicron variants of COVID-19 resulting in a significant rise in global cases causing a significant number of bariatric centers to close December 2021 through February 2022. We have been experiencing an increase in revenue compared to January and February 2022, as the omicron variant began to subside. Our expectation is revenue will continue to increase through the remainder of 2022, as we are focusing on a targeted digital media campaign near bariatric surgical centers that sell the Lab-Band system.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2022 and 2021, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2022		2021		Change	Change
Revenue	$8,130	100.0%	$10,458	100.0%	$(2,328)	(22.3)%
Cost of goods sold	2,928	36.0%	3,886	37.2%	(958)	(24.7)%
Gross profit	$5,202	64.0%	$6,572	62.8%	$(1,370)	(20.8)%

Gross Profit. Gross profit for the nine months ended September 30, 2022, was $5.2 million, compared to $6.6 million for the same period in 2021, a decrease of $1.4 million. Gross profit as a percentage of total revenue for the nine months ended September 30, 2022, was 64.0% compared to 62.8% for the same period in 2021. The increase in gross profit margin is primarily due to the Company focusing on domestic sales which has a high margin than international sales.

Operating Expenses. The following table summarizes our unaudited operating expenses for the nine months ended September 30, 2022, and 2021, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2022		2021		Change	Change
Sales and marketing	$11,990	147.5%	$6,186	59.2%	$5,804	93.8%
General and administrative	13,488	165.9%	19,085	182.5%	(5,597)	(29.3)%
Research and development	2,096	25.8%	2,245	21.5%	(149)	(6.6)%
Loss on disposal of assets, net	383	4.7%	—	—%	383	—%
Total operating expenses	$27,957	343.9%	$27,516	263.2%	$441	1.6%

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2022, increased by $5.8 million, or 93.8%, to $12.0 million, compared to $6.2 million for the same period in 2021. The increase is primarily due to an increase in advertising and marketing costs of $4.6 million. The Company launched its direct to consumer marketing campaign during the fourth quarter of 2021 and expanded this campaign during the first half of 2022. In addition, we had an increase in payroll related expenses of $1.0 million, as we continue to strengthen our commercial organization and have hired a senior VP of Commercial Operations, as well as additional sales personnel. There was a $0.7 million increase in consulting and professional services, as we are working on developing the reshapecare platform. Additionally, there was an increase in travel expenses of $0.1 million, primarily due to relaxing of COVID-19 restrictions. This was offset by a decrease of $0.8 million in stock-based compensation expense, as during the third quarter of 2021 the Company issued both RSUs and stock options containing a look back provision that resulted in a $0.9 million expense at the time the awards were given.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2022, decreased by $5.6 million, or 29.3%, to $13.5 million, compared to $19.1 million for the same period in 2021. The decrease is primarily due to a decrease of $6.7 million in stock-based compensation expense, as during the third quarter of 2021 the Company issued both RSUs and stock options containing a look back provision that resulted in a $6.8 million expense at the time the awards were given. In addition, there was a reduction in audit, consulting and professional fees of $1.9 million, as we had higher costs during 2021 due to the merger with Obalon. This was offset by an increase of legal expenses of $2.2 million, primarily related to recording litigation losses of $2.0 million during the second quarter of 2022. There was reduction in payroll related costs of $0.5 million due to personnel changes. Additionally, there was a decrease of $0.2 million in rent and $0.2 million insurance, due to the office and warehouse lease in Carlsbad, CA terminating during June 2022.

Research and Development Expense. Research and development expenses for the nine months ended September 30, 2022, decreased by $0.1 million, or 6.6%, to $2.1 million, compared to $2.2 million for the same period in 2021. The decrease is primarily due to a decrease of $0.9 million in stock-based compensation expense, as during the third quarter of 2021 the Company issued both RSUs and stock options containing a look back provision that resulted in a $1.2 million expense at the time the awards were given. This was offset primarily due to an increase of $0.6 million in consulting and professional service expenses related to the ReShape’s Diabetes Bloc-Stim Neuromodulation device. In addition, there was an increase of $0.1 million in payroll related costs.

Impairment of Intangible Assets. Impairment of intangible assets was $6.9 million for the nine months ended September 30, 2022, due to the impairment of in-process research and development assets. This is a result of the Company currently not continuing with clinical trials for the ReShape Vest. For further details see Note 4 above.

Loss on Disposal of Assets, net. During the nine months ended September 30, 2022, the Company disposed of $0.4 million of assets that were acquired from the merger with Obalon.

Net Interest (Income) Expense. Net interest income for the nine months ended September 30, 2022, was minimal, compared to an expense of $0.8 million in 2021, which related to the debt that was extinguished during the second quarter of 2021.

(Gain) Loss on Foreign Currency. The Company had a foreign currency losses of $0.5 million for the nine months ended September 30, 2022, compared to a gain of $0.2 million for the same period in 2021.

Income Tax (Benefit) Expense. The Company had an income tax benefit of $0.5 million for the nine months ended September 30, 2022, due to a reduction in the valuation allowance related to an impairment of indefinite lived assets, offset by income tax expense related to projected income in the Netherlands and Australia.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue primarily due to the unpredictability of new variants of COVID-19, which may result in a slow-down of elective surgeries and restrictions in some locations. As of September 30, 2022, the Company had net working capital of approximately $6.1 million, primarily due to cash and cash equivalents and restricted cash of $6.2 million. The Company’s principal source of liquidity as of September 30, 2022, consisted of approximately $6.2 million of cash and cash equivalents and restricted cash, and $2.2 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

The Company is also evaluating further funding options, including seeking additional equity or debt financing to support the expansion of the Lap-Band system, reshapecare, and the continued development of the ReShape Vest and the ReShape Diabetes Bloc-Stim Neuromodulation; and the re-introduction of the Obalon Balloon System and other strategic market opportunities.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash used in operating activities	$(19,072)	$(11,949)
Net cash (used in) provided by investing activates	(13)	4,922
Net cash provided by financing activities	2,492	33,299
Effect of exchange rate changes	24	14
Net change in cash and cash equivalents and restricted cash	$(16,569)	$26,286

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $19.1 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, net cash used in operating activities was primarily the result of our net loss of $29.6 million, partially offset by non-cash adjustments for impairment of intangible assets of $6.9 million, stock-based compensation expense of $2.0 million, amortization of intangible assets of $1.4 million, depreciation expense of $0.3 million, provision for excess and obsolete inventory of $0.2 million and loss on disposal of assets of $0.4 million, offset by non-cash reduction of expense for deferred income tax of $0.6 million and bad debt expense of $0.1 million. We show a negative cash impact to inventory of $1.3 million, as the Company is building up its inventory to meet the expected increase in demand due to the marketing strategies, and warranty liability of $0.3 million. This was offset by a positive cash impact to accounts payable and accrued liabilities of $0.1 million, accounts and other receivables of $0.7 million and prepaid expenses of $0.7 million.

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

Net Cash Provided (Used in) by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022, was minimal.

Net cash provided by investing activities for the nine months ended September 30, 2021 was $4.9 million, which was comprised of $5.2 million of cash received in connection with the merger with Obalon, offset by capital expenditures of $0.3 million, primarily related to the completion of moving manufacturing from Costa Rica to the United States.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2022, due to the proceeds received from an exercise of warrants from an institutional investor.

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

During the three and nine months ended September 30, 2022 there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition, other than what is disclosed above. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result the Company may be involved in various legal proceedings from time to time. As of September 30, 2022, the Company has accrued $1.0 million for potential legal settlements.

ITEM  1A.    RISK FACTORS

Except for the additional risk factors set forth below, there have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2021 Annual Report on Form 10-K filed on April 8, 2022.

We received a bid price deficiency notice from the Nasdaq Capital Market. If we are unable to cure this deficiency and meet the Nasdaq continued listing requirements, we could be delisted from the Nasdaq Capital Market, which would negatively impact the trading of our common stock.

On July 19, 2022, we received a written notice (the “Bid Price Notice”) from the Listing Qualifications department (the “Nasdaq Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The Bid Price Notice provides that the Company will have a compliance period of 180 calendar days in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with a written confirmation of compliance and the matter will be closed.

If the Company fails to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meets the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then the Company may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2).

Our board of directors authorized the submission of a proposal to effect a reverse stock split of the Company’s common stock in order to regain compliance with the minimum bid at the Company’s 2022 Annual Meeting of Stockholders. However, there can be no assurance that our stockholders will approve the proposal. Even if we are able to effect a reverse stock split, there is also no guarantee that we will be able to maintain the Nasdaq Capital Market listing of our common stock in the future.

If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We are seeking stockholder approval to effect a reverse stock split of our common stock with a ratio within a range of 1-for-30 and 1-for-100, which if implemented may have adverse effects on our common stock.

We have submitted a proposal to our stockholders to consider at our 2022 annual meeting of stockholders scheduled for December 14, 2022 to authorize our Board to effect a reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”) with a ratio in the range of 1-for-30 and 1-for-100, such ratio to be determined by our Board in its discretion. The principal purpose of the Reverse Stock Split is to decrease the total number of shares of common stock outstanding and proportionately increase the market price of the common stock above $1.00 per share in order to meet the continuing listing minimum bid price requirements of the Nasdaq Capital Market. Delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities and would significantly affect the ability of investors to trade our securities. Delisting would also negatively affect the value and liquidity of our common stock because alternatives, such as the OTC Bulletin Board and the pink sheets, are generally considered to be less efficient markets. Our Board intends to effect the Reverse Stock Split only if it believes that a decrease in the number of shares outstanding is in the best interests of the Company and our stockholders and is likely to improve the trading price of our common stock and improve the likelihood that we will be allowed to maintain our continued listing on the Nasdaq Capital Market. Accordingly, our Board has approved the Reverse Stock Split in order to help ensure that the share price of our common stock meets the continued listing requirements of the Nasdaq Capital Market.

Although we expect that the Reverse Stock Split will result in an increase in the market price of our common stock, we cannot assure you that the Reverse Stock Split, if effected, will increase the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the market price. The effect that the Reverse Stock Split may have upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The market price of our common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file with the SEC. Accordingly, the total market capitalization of our common stock after the proposed Reverse Stock Split may be lower than the total market capitalization before the proposed Reverse Stock Split and, in the future, the market price of our common stock following the Reverse Stock Split may not exceed or remain higher than the market price prior to the proposed Reverse Stock Split.

Even if our stockholders approve the Reverse Stock Split and the Reverse Stock Split is effected, there can be no assurance that we will continue to meet the continued listing requirements of the Nasdaq Capital Market. Although the Reverse Stock Split will not, by itself, have any immediate dilutive effect on stockholders, the proportion of shares owned by stockholders relative to the number of shares authorized for issuance will decrease because the number of authorized shares of common stock would remain unchanged. As a result, additional authorized shares of common stock would become available for issuance at such times and for such purposes as the Board may deem advisable without further action by stockholders, except as required by applicable law or stock exchange rules. To the extent that additional authorized shares of common stock are issued in the future, such shares could be dilutive to existing stockholders of the Company by decreasing such stockholders’ percentage of equity ownership in the Company.

Although our Board believes that the decrease in the number of shares of common stock outstanding as a consequence of the Reverse Stock Split and the anticipated increase in the market price of common stock could encourage interest in our common stock and possibly promote greater liquidity for stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse Stock Split.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None, except as described above in this Form 10-Q.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

10.1**	Employment Agreement, dated November 1, 2022, between the Company and Paul F. Hickey.

10.2

Retention Bonus Agreement, dated August 2, 2022, between the Company and Thomas Stankovich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022.

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: November 14, 2022