Form 10-K
period 2022-12-31
ReShape Lifesciences Inc.
filed 2023-04-17
CIK 1427570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ◻    No   ☒

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq on that date was $10,658,000.

As of April 14, 2023, 2,649,043 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

None.

Forward-looking statements and associated risks

All statements in this Form 10-K that do not directly and exclusively relate to historical facts constitute “forward-looking statements” and include statements related to our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-K in the manner currently anticipated. These statements represent current expectations and beliefs, and no assurance can be given that the results described in such statements will be achieved. Such statements are subject to numerous assumptions, risks, uncertainties and other factors that could cause actual results to differ materially from those described in such statements, many of which are outside of our control. No assurance can be given that any expectation, belief, goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements which speak only as of the date they are made. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

You should carefully consider these and other relevant factors, including those risk factors in Item 1A, “Risk Factors” of this Form 10-K and any other information included or incorporated by reference in this report, and information which may be contained in the Company’s other filings with the SEC, when reviewing any forward-looking statement. Investors should understand it is impossible to predict or identify all such factors or risks. As such, you should not consider either foregoing lists, or the risks identified in the Company’s SEC filings, to be a complete discussion of all potential risks or uncertainties associated with an investment in the Company.

EXPLANATORY NOTE

ReShape Lifesciences Inc. (the “Company”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for fiscal years ended December 31, 2022, and December 31, 2021. The Company has restated the consolidated financial statements for the year ended December 31, 2021, and the unaudited consolidated financial information for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, and June 30, 2021.

Restatement

As first disclosed in the Company’s Form 12b-25 filed on April 3, 2023, the Company was evaluating the appropriate accounting treatment for the D&O tail insurance policy for the previous management of Obalon. The Company originally had capitalized this insurance policy and was amortizing the policy over the six-year term. Upon further examination, the Company has concluded the capitalization of this policy was incorrect and should have been expensed by Obalon (the “acquiree”) prior to the merger, resulting in a reduction of assets acquired resulting in an increase to the goodwill recognized in connection with the merger. In addition, the Company concluded there were immaterial errors related to the fair value calculation of stock options awarded during the quarter ended September 30, 2021, an error related to the reserve for uncertain tax position disclosures and valuation allowance related to the impairment of certain assets within our income tax footnote, see Part II, Item 8 – Note 17, and a legal accrual not recorded for the year ended December 31, 2021.

As described in our Current Report on Form 8-K filed with the SEC on April 13, 2023, the Company in consultation with the Audit Committee of its Board of Directors (the “Audit Committee”), concluded the previously issued financial statements and related disclosures for the Quarterly Reports on Form 10-Q as of and for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, and June 30, 2021 and the financial statements and disclosures in the Form 10-K for the year ended December 31, 2021, should no longer be relied upon. Accordingly, the Company has restated its financial statements for the above-mentioned periods to correct such errors in this Form 10-K.

Controls and Procedures

In connection with the restatement of the financial statements and related disclosures for the year ended December 31, 2021, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021, described in Part II, Item 9A Control and Procedures of this Form 10-K. The Company’s current Chief Executive Officer and current Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses described in Part II, Item 9A Controls and procedures of this Form 10-K. Accordingly, the Company is filing this Form 10-K to amend management’s assessment of the Company’s disclosure controls and procedures to conclude that they were not effective due to the identification of material weaknesses as of December 31, 2021.

RESHAPE LIFESCIENCES INC.

FORM 10-K

2

PART I.

ITEM 1. BUSINESS

Our Company

ReShape Lifesciences Inc. is a worldwide premier weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and metabolic disease throughout the care continuum.

Our current portfolio includes the FDA-approved and reimbursed Lap-Band® system, which provides minimally invasive, long-term treatment of obesity and is a safer surgical alternative to more invasive and extreme surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. Our ReShapeCareTM virtual health coaching program is a novel weight-management program that supports healthy lifestyle changes for all medically managed weight-loss patients, not just individuals who qualify for Lap-Band surgery, further expanding our reach and market opportunity. Our ReShape MarketplaceTM online store provides top of the line products with bariatric patients in mind. Our ReShape OptimizeTM supplement options, purchased through the ReShape Marketplace, include multivitamins, probiotics, calcium, vitamin D, protein, and other therapeutic offerings to optimize health.

In August of 2022, the Board of Directors of the Company appointed Paul F. Hickey as President and Chief Executive Officer. Under this new leadership, the Company has pivoted its business strategy with the intent of helping ensure a path of growth and profitability. The three growth strategies, or pillars for growth that the Company intends to execute are:

●	Growth Pillar I: Execute disciplined, metrics-driven business operations.

This first growth pillar is, in the Company’s opinion, paramount for ReShape in order to deliver shareholder value and, ultimately, profitability. Since shortly after Mr. Hickey’s appointment, ReShape has made a number of operational changes to help ensure future performance and return on investment by prioritizing investments supporting revenue growth. As an example, the Company moved towards a highly targeted, direct-to-consumer marketing campaign to help yield both higher quality and lower cost patient leads in specific markets that align with surgeon advocates. As a result, lead cost in the third and fourth quarters of 2022 dropped over 50% as compared to the second quarter of 2022. The company has also taken steps to right-size the organization in several areas to ensure sustainability and scalability.

In executing the first growth pillar, the Company will continue to focus on revenue growth and profitability.

●	Growth Pillar II: Expand the product portfolio and future product pipeline.

ReShape’s second growth pillar is intended to further differentiate the Company as a leading provider of innovative products and services to meet unmet customer needs. ReShape is committed to drive and scale its new product development and commercialization capacity, providing a cadence to new product introductions and revenue growth.

Management anticipates that new product revenue in 2023 will include both ReShape Calibration Tube line extensions and ReShapeCare. The ReShape Calibration Tube is utilized in the majority of bariatric surgeries performed today and provides a cross-selling opportunity with access to accounts that may not be utilizing Lap-Band.

ReShapeCare could have revenue opportunities with employees of large, self-insured employers, with potential Lap-Band patient pre- and post-surgical support, as well as individuals who may not need physician-led weight loss management.

Potential new product revenues beyond 2023 include the Lap-Band 2.0, which is anticipated to be filed with the FDA in the first half of 2023 with feedback from the FDA expected by 2023 year-end. The Lap-Band 2.0 is designed to reduce the required postoperative physician office-based Lap-Band adjustments.

The ReShape Obalon® Balloon system is the first and only swallowable, gas filled, FDA-approved balloon system. In 2023 the Company plans on further evaluating OEM partnerships and distribution partnerships that would be intended to support the successful relaunch and commercialization of the balloon system.

ReShape remains committed to furthering our proprietary Diabetes Bloc-Stim Neuromodulation (DBSN) technology that can potentially eliminate the need for medications by those with type 2 diabetes. The DBSN device is a technology under development as a new treatment for type 2 diabetes mellitus. The device is expected to use bioelectronics to manage blood glucose in treatment of diabetes and individualized 24/7 glucose control. The DBSN technology development has received nondilutive NIH grant support.

●	Growth Pillar III: Ensuring that the portfolio spans the weight loss care continuum and is evidence-based.

Recent statements from the bariatric surgeon societies in the U.S. and abroad including the American Society for Metabolic and Bariatric Surgery (ASMBS) and the International Federation for the Surgery of Obesity and Metabolic Disorders (IFSO), confirm that obesity is a complex disease that requires personalized treatment to ensure long-term weight loss goals are achieved. ReShape’s third growth pillar represents the Company’s commitment to collaborate with healthcare professionals worldwide and further develop evidence supporting ReShape’s portfolio of treatment options.

ReShape intends to establish and work closely with its first-ever global Scientific Advisory Board (SAB) to provide needed expertise and feedback on initiatives related to the Company’s growth pillars. The SAB will include surgeons from the U.S. and abroad who have expertise and perspective necessary to validate the Company’s direction and priorities. The SAB was formed during the first quarter of 2023.

Our Product Portfolio

Lap-Band System

The Lap-Band System is designed to provide minimally invasive long-term treatment of severe obesity and is an alternative to more invasive surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. Unlike other invasive anatomy altering procedures, the Lap-Band System is adjustable post-operatively via a saline-filled silicone band that is laparoscopically placed around the upper part of the stomach through small laparoscipic incisions, creating a small pouch at the top of the stomach, which slows the passage of food and creates a sensation of fullness. The procedure can normally be performed as an outpatient procedure and patients can go home the day of the procedure without the need for an overnight hospital stay.

ReShape Calibration Tubes

The ReShape Calibration tubes are multifunctional devices compared to reusable bougies and disposable gastric tubes. The Calibration tubes are designed to fit the lesser curvature of the stomach more easily and quickly reach the pylorus.  In August of 2022, we announced FDA clearance of three new sizes – 32, 36, and 40 French – all designed to simplify bariatric procedures such as laparoscopic sleeve gastrectomy, gastric bypass, and adjustable gastric banding. During the first quarter of 2023, we have fully released this product and continue to ramp up production.

ReShapeCare

ReShapeCare is a HIPAA-compliant, virtual coaching program that enhances behavior change through engagement with ReShape’s Welcome Specialists and certified Health Coaches. The  differentiated ReShapeCare program is based on four established dimensions of successful behavior: change sleep, nutrition, exercise and stress. It is designed to provide flexible structure and support from a live ReShapeCare certified health coach in a manner that is simple, affordable and practical.

ReShape Marketplace

ReShape Marketplace is an online store developed with bariatric patients in mind in order to focus on the four dimensions of successful behavior changes. Within the ReShape Marketplace, we have ReShape Optimize, which meets all the nutrient needs to stay healthy. The ReShape Marketplace provides the highest quality products for exercising, that can have immediate and long-term health benefits, sleep which plays a vital role in good health and well-being, and to effectively manage stress to make your life happier, healthier and more productive.

Lap-Band 2.0 System

The Lap-Band 2.0, like the original Lap-Band System, is designed to provide minimally invasive long-term treatment of severe obesity and is an alternative to more invasive surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. Unlike more invasive and anatomy altering surgeries, the Lap-Band 2.0 is adjustable postoperatively to increase or decrease the pressure to the band in order to optimize an individual’s comfort and therapy effectiveness.  The Lap-Band 2.0 system includes a reservoir technology designed to minimize postoperative in-office patient band adjustments, thereby potentially improving an individual’s tolerance for the Lap-Band 2.0.

ReShape Obalon Balloon System

The Obalon Balloon System, that is not currently available for commercial sales, consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, which is a combination of hardware and software used to dynamically track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas. We continue to explore the compliance requirements, manufacturing viability and quality system controls necessary for re-introducing the Obalon Balloon System in the global marketplace.

DBSN Device

The DBSN device, that is not currently available for commercial sales, is a technology under development as a new treatment for type 2 diabetes mellitus (T2DM). It combines ReShape Lifesciences’ proprietary Vagus Nerve Block (vBloc) technology platform in combination with Vagus nerve stimulation. This new dual Vagus nerve neuromodulation device selectively modulates vagal blocking and stimulation to the liver and pancreas to manage blood glucose. Our DBSN device is expected to use bioelectronics to manage blood glucose in treatment of diabetes and individualized 24/7 glucose control. The goal is to reduce costs of treatment and complications that arise from poorly controlled blood glucose and non-compliance to T2DM medication.

Our Strategic Focus

Develop and Commercialize a Differentiated Portfolio of Products/Therapies

ReShape Lifesciences Inc. is the premier physician-led weight-loss and metabolic health-solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and metabolic disease. An overarching strategy for our Company is to develop and commercialize products, programs and services portfolio that is differentiated from our competition by offering transformative technologies that consists of a selection of patient-friendly, non-anatomy changing, lifestyle enhancing products, programs and services that provide alternatives to more invasive bariatric surgeries, and help patients achieve healthy, durable weight loss. Current offerings include the Lap-Band System and accessories, ReShapeCare virtual coaching program, the recently launched ReShape Marketplace, an online collection of quality wellness products, including ReShape Optimize, a collection of premium supplements to help patients achieve their health goals. The FDA approved Obalon Balloon System, which has been off the market since March 2020 and was acquired in connection with the Obalon merger in June of 2021, has not yet been re-introduced to the marketplace. If approved for commercial use, we believe the DBSN device will further enhance our multiple compelling and differentiated medical devices offerings. We believe that we are well positioned for the existing market and can serve more of the overweight and obese population with our solutions and thereby help expand the addressable market for obesity.

Drive the Adoption of Our Portfolio through Obesity Therapy Experts and Patient Ambassadors

Our clinical development strategy is to collaborate closely with regulatory bodies, healthcare providers, obesity therapy lifestyle experts and others involved in the obesity management process, patients and their advocates and scientific experts. We have established relationships with physicians, obesity therapy experts, patient advocates, media experts and other market drivers we believe will provide important support towards promoting patient awareness and gaining widespread adoption of the Lap-Band, its accessories, ReShapeCare, ReShape Marketplace, ReShape Optimize and the possible re-introduction of the Obalon Balloon System. Additionally, with these relationships, if developed and approved, we believe we will be able to expand awareness of the DBSN technology to patients with type 2 diabetes mellitus.

Expand and Protect Our Intellectual Property Position

We believe that our issued patents and our patent applications encompass a broad platform of therapies focused on obesity, diabetes, hypertension and other gastrointestinal disorders. We intend to continue to pursue further intellectual property protection through U.S. and foreign patent applications.

On March 9, 2023, we filed a patent infringement complaint against Allurion Technologies, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that Allurion is infringing at least two claims of our U.S. Patent No. 10,463,520, which is related to our Obalon balloon system, by making the Allurion Gastric Balloon system in the U.S. for exportation and/or sales from the U.S and/or for potential sales in the U.S. relating to Allurion’s application to the FDA to sell the Allurion Gastric Balloon in the U.S. The complaint seeks, among other relief, damages for Allurion’s alleged infringement of the ‘520 patent, in an amount not less than a reasonable royalty. This matter is in its early stages and we are unable to predict its outcome at this time. However, we intend to continue to aggressively protect and enforce our intellectual property rights.

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

Our Market

The Obesity and Metabolic Disease Epidemic

Obesity is a disease that has been increasing at an alarming rate with significant medical repercussions and associated economic costs. The World Health Organization (“WHO”) currently estimates that more than 2.5 billion adults, approximately 30% of the global population, are considered overweight or obese. This number has a projected increase to 50% by 2030. The global economic impact of obesity is approximately $2.0 trillion, or approximately 2.8% of global GDP. Healthcare costs for severely or morbidly obese adults are 81% higher than for healthy weight adults and obesity is responsible for 5% of deaths worldwide. We believe our products and programs and product candidates could address a $1.64 billion per year and growing global surgical device market. The Bariatric Surgical Device market is projected to be a $2.8 billion worldwide market ($1.8 billion in the U.S.) by 2025, the Virtual Healthcare Delivery market is projected to be $95 billion worldwide by 2026, and the Global Weight Loss and Obesity Management market is expected to rise to an estimated value of $300 billion with a compound annual growth rate of 6.7% from 2019 to 2026.

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

The United States Market

Obesity has been identified by the U.S. Surgeon General as the fastest growing cause of disease and death in the United States. Currently, it is estimated that approximately 160 million American adults are overweight or obese, 74 million American adults are overweight, 78 million American adults are obese or severely obese, and 24 million American adults are morbidly obese. It is estimated that if obesity rates stay consistent, 51% of the U.S. population will be obese by 2030. According to data from the U.S. Department of Health and Human Services, almost 80% of adults with a BMI above 30 have comorbidity, and almost 40% have two or more of these comorbidities. According to The Obesity Society and the CDC, obesity is associated with many significant weight-related comorbidities including Type 2 diabetes, high blood-pressure, sleep apnea, certain cancers, high cholesterol, coronary artery disease, osteoarthritis and stroke. According to the American Cancer Society, 572,000 Americans die of cancer each year, over one-third of which are linked to excess body weight, poor nutrition and/or physical inactivity. Over 75% of hypertension cases are directly linked to obesity, and more than 90% of the approximately 28 million U.S. adults with Type 2 diabetes are overweight or have obesity.

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

Current Treatment Options and Their Limitations

We believe existing bariatric surgery and endoscopic procedural options for the treatment of obesity have seen limited adoption to date, with approximately 1% of the obese population qualifying for treatment actually seeking treatment, due to patient concerns and potential side effects including permanently altered anatomy and morbidity. The recent adoption of GLP-1 agonists for weight loss and related big-pharma marketing efforts have signifiancantly increased the number of overweight and obese individuals who are seeking medically managed weight loss.

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

Given the limitations of behavioral modification, the inaccessibility, side-effects, and durability of pharmaceutical therapy, and the invasive and irreversible nature of other bariatric surgical approaches, we believe that there is a substantial need for the less invasive, adjustable, and reversable Lab-Band.

Our Research and Development

Current R&D Focus

We have an experienced research and development team, including clinical, regulatory affairs and quality assurance, comprised of scientists and mechanical engineers with significant clinical knowledge and expertise. Our research and development efforts are focused in the following major areas:

●	supporting the current Lap-Band System;
●	expanding and improving on the Lap-Band portfolio;
●	testing and developing the DBSN device; and
●	support the calibration tube line for gastric and bariatric surgeries.

We have spent a portion of our capital resources on research and development. Our research and development expenses were approximately $2.5 million and $2.4 million in 2022 and 2021, respectively.

Our Competition

The market for obesity treatments is competitive, subject to technological change and significantly affected by new product development. Our primary competition in the obesity treatment market is currently from bariatric laparoscopic and endoscopic procedures.

Our Lap-Band System competes, and we expect that our Obalon Balloon System may compete, with surgical and endoscopic obesity procedures, including gastric bypass, gastric balloons, sleeve gastrectomy and the endoscopic sleeve. These current surgical procedures are performed in less than 1% of all eligible obese patients today. Outside of the Obalon Balloon System which we recently acquired, other current manufacturers of gastric balloon and suturing products that are approved in the United States include Boston Scientific (ORBERA Intragastric Balloon System and OverStitch Endoscopic Suturing System) and Spatz Medical.

In June 2016, Aspire Bariatrics, Inc. received FDA approval for the Aspire Assist® System, an endoscopic alternative to weight loss surgery for people with moderate to severe obesity. Due to the financial impact of the COVID-19 pandemic, Aspire Bariatrics shut down operations and withdrew its product from the market in April 2022. We are also aware that GI Dynamics, Inc. has received approvals in various international countries to sell its EndoBarrier Gastrointestinal Liner.

We also compete against the manufacturers of pharmaceuticals that are directed at treating obesity and the 99% of obese patients eligible for surgery that are not willing to pursue a surgical option. We are aware of a number of drugs that are approved for long-term treatment of obesity in the United States: Orlistat, marketed by Roche as Xenical and GlaxoSmithKline as Alli, Belviq marketed by Arena Pharmaceuticals, Inc., Qsymia, marketed by VIVUS, Inc.,Contrave, marketed by Orexigen Therapeutics, Inc. and Wogovy/Ozempic marketed by Novo Nordisk. While considered a competitive therapy, we expect that the marketing of these pharmaceuticals will increase awareness and help normalize obesity treatment. Further, we some surgeons will use pharmaceuticals to coincide with a Lap-Band placement.

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

We believe that the principal competitive factors in our market include:

●	acceptance by healthcare professionals, patients and payers;
●	published rates of safety and efficacy;
●	reliability and high-quality performance;
●	effectiveness at controlling and/or resolving comorbidities such as diabetes and hypertension;
●	invasiveness and the inherent reversibility of the procedure or device;
●	cost and average selling price of products and relative rates of reimbursement;
●	effective marketing, training, education, sales and distribution;
●	regulatory and reimbursement expertise;
●	technological leadership and superiority;
●	speed of product innovation and time to market.

Many of our competitors are larger than we are, and they may enjoy several competitive advantages over us, including:

●	stronger name recognition;
●	existing relations with healthcare professionals, customers and third-party payers;
●	established distribution networks;

●	significant experience in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals, obtaining reimbursement and marketing approved products; and
●	greater financial and human resources.

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

Lap-Band

As of December 31, 2022, we had approximately 50 total patents, 28 U.S. and 22 foreign, related to our Lap-Band System. The international patents and patent applications are in regions including Germany, France, Spain, the United Kingdom, Mexico, Canada, Italy, the Netherlands, Portugal, Ireland, Belgium, Poland, Australia, and South Korea. The issued patents expire between the years 2022 and 2031.

We also have 48 total U.S. and international trademarks for the Lap-Band brand name.

ReShape Vest

As of December 31, 2022, we had four granted U.S. patents and four granted foreign patents in China, Israel, Canada and Australia related to our ReShape Vest. The patents expire between the years 2028 and 2038.

We also have U.S. and international trademark applications for the ReShape Vest brand name.

Obalon

As of December 31, 2022, we had 43 granted U.S. patents and 5 granted foreign patents related to our Obalon portfolio. The patents expire between the years 2028 and 2031.

ReShapeCare

As of December 31, 2022, we had 8 U.S. trademarks related to the ReShapeCare covering, tradename, logo, electronic pedometers and electronic day planners for tracking food, body weight, pre-recorded nutritional and fitness; as well as nutritional and medical counseling and services. ReShape Marketplace has one trademark related to the online retail store and ReShape Optimize has one trademark related to the multi-vitamins.

DBSN Device

As of December 31, 2022, we had 9 U.S. patents issued and 45 foreign patents issued. In addition, we have filed a trademark application for Bloc-Stim Neuromodulation. The USPTO Examiner is reviewing the application and provided the Company with a disclaimer being required for “Neuromodulation”, as this a standard requirement for words that are in the standard vernacular.

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

In order to support our Lap-Band sales efforts, we have five regionally based team members to support the U.S. market. During the fourth quarter of 2021, we launched a national advertising campaign for our flagship product, the Lap-Band. This was the Company’s first mainstream mass-market advertising campaign in the U.S. The national television spots aired in outlets such as HGTV, TLC, Bravo, Oxygen and more, with print advertisements running in People Magazine, Good Housekeeping, Better Homes & Gardens, US Weekly and other select publications nationwide. These coordinated media efforts were intended to reach people struggling with maintaining a healthy weight and to educate them on the advantages and accessibility of the Lap-Band procedure compared to other treatment options, including diets and more aggressive gastric stapling procedures. Another goal of the campaign was to help people understand that the Lap-Band offers unique benefits for a variety of obese patients, including those with lower BMI and women who may become pregnant.

In August of 2022, we shifted away from national advertising campaign initiatives and focusing on digital marketing channels including search engine ads and social media channels. This shift in marketing is 100% aligned with the Company’s focus on expanding Lap-Band use while ensuring a sustainable (profitable) business. The shift to a more targeted and regionalized marketing program allows us to better support interested potential Lap-Band patients while also reducing the overall costs for lead generation programs. This strategy also aligns with our key surgeon Lap-Band programs across the U.S.; surgeons who participate in local marketing and educational initiatives in their communities.

During 2022, our international sales efforts were through a combination of agent and distributor sales channels, with a focus on top Lap-Band customers in Australia, the Middle East, Canada and select countries in Europe. In late 2022, we allocated additional resources to help ensure international sales improve in both volume and profitability.

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

Regulatory system for medical devices in the United States

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FFDCA, also referred to as a 510(k) clearance, or approval from the FDA of a premarket approval (“PMA”) application. Both the 510(k) clearance and PMA approval processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

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

The 510(k) Clearance Process

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

Regulatory frameworks for medical devices in certain countries in Asia Pacific and the Middle East

Australia

ReShape Lifesciences is the legal manufacturer of the Lap-Band System and accessories under the Australian Register of Therapeutic Goods (ARTG), in Australia.

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

CE Marks issued by EU-recognized notified bodies will continue to be valid in for medical devices placed on the Great Britain market – England, Scotland, and Wales until December 31, 2024. Until that date, MHRA accepts the CE Marking and requires registering active implantable medical devices, Class III medical devices, Class IIb implantable medical devices and IVD List A devices by May 1, 2021. After December 31, 2024, the UK Conformity Assessment (UKCA) marking will be mandatory. In Northern Island, CE Marking issued by EU-recognized notified bodies will continue to be valid until current CE cert under Medical Device Directive (MDD) expires, after which date, CE marking needs to be approved under EU Medical Device Regulation (EU MDR). ReShape Lifesciences is compliant with the registration requirements and is registered in England, Scotland, Wales, and Northern Ireland. Additionally, the EU no longer recognizes conformity assessment activities performed by UK notified bodies for medical devices placed on the market since January 1, 2021. Notified bodies must be located in a European Union member state, or territory where there is a mutual recognition agreement, or MRA; there is currently no such MRA. The new legislation may create an extra hurdle for manufacturers and thereby limit the availability and/or increase prices of our medical devices in the UK.

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

Obalon Balloon Post-Approval Study (PAS)

The PAS is a prospective, single arm, observational, sequentially enrolling, open label multi-center study. The Obalon PAS is a 1-year study that includes 6-month of Obalon Balloon therapy in conjunction of a weight loss behavior modification, or WLBM program and 6-months of continued WLBM program after balloon removal. The primary study objective is to assess the continued safety and performance of the Obalon Balloon System in commercial settings. FDA has completed their review of the Obalon final PAS Report stating that ReShape has fulfilled our post-approval study requirement.

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

In addition, certain state and non-U.S. laws, such as the European Union General Data Protection Regulation, or GDPR, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, ‘‘business associates,’’ defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, are also subject to certain HIPAA privacy and security standards. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted legislation, the California Consumer Privacy Act or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our expected processing of personal information depending on the context. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom’s departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.

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

Employees

As of December 31, 2022, we had 40 employees, all of which were full-time. All of these employees are located in the U.S.

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

Risks Related to Our Business and Industry

●	If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.
●	Public health crises, such as COVID-19 pandemic, have had, and could in the future have a negative effect on our business.
●	We may be unable to attract and retain management and other personnel we need to succeed.
●	The shares of series C convertible preferred stock issued in connection with our acquisition of ReShape Medical have certain rights and preferences senior to our common stock, including a liquidation preference that is senior to our common stock.
●	No Obalon directors, officers or employees continued with ReShape which could hinder the ability to transfer the Obalon technology, restart manufacturing operations and maintain FDA regulatory compliance for the Obalon Balloon System and negatively impact our results of operations.
●	We are a medical device company with a limited history of operations and sales, and we cannot assure you that we will ever generate substantial revenue or be profitable.
●	Previously, we recorded a non-cash indefinite-lived and definite-lived intangible assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
●	We have identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting, may have a material and adverse effect on our business, operating results, financial condition and prospects.
●	We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
●	The SEC Division of Enforcement has initiated an informal inquiry into our late filing notice related to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2022, which could result in an enforcement action that requires us to pay civil penalties and fines and/or sanctions against us or certain of our current and/or former directors and officers.
●	General economic and political conditions could have a material adverse effect on our business.
●	We hold our deposit within the U.S. banking system and may incur a loss of our uninsured deposits if there a closure or other event with our bank.
●	We face significant uncertainty in the industry due to government healthcare reform.
●	We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
●	Failure to protect our information technology information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.
●	We operate in a highly competitive industry that is subject to rapid change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.
●	Our ability to use net operating losses (“NOL”) carryforwards may be limited.
●	Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks Associated with Development and Commercialization of the Lap-Band System, ReShapeCare, ReShape, Lap-Band 2.0 System, Obalon Balloon System, DBSN Device

●	Our efforts to increase revenue from our Lap-Band System, ReShapeCare, Lap-Band 2.0 System, Obalon Balloon System, and commercialize our DBSN device and expanded line of bariatric surgical accessories, including ReShape Calibration Tubes, may not succeed or may encounter delays which could significantly harm our ability to generate revenue.
●	We may not be able to obtain required regulatory approvals for our DBSN device in a cost-effective manner or at all, which could adversely affect our business and operating results.
●	We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.
●	Modifications to the Lap-Band System and Lap-Band 2.0 may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.
●	If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated product problems, our Lap-Band system could be subject to restrictions or withdrawal from the market.
●	We may be unable to manage our growth effectively.
●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to obtain adequate product liability insurance.

Risks Related to Intellectual Property

●	If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected, and our competitive position will be harmed.
●	We may lose important patent rights if we do not timely pay required patent fees or annuities.
●	Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.
●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
●	Intellectual property litigation is a common tactic in the medical device industry to gain competitive advantage. If we become subject to a lawsuit, we may be required to expend significant financial and other resources and our management’s attention may be diverted from our business.
●	We are currently in a lawsuit, and may in the future become involved in lawsuits, to protect or enforce our intellectual property, which can be expensive and time consuming and could result in the diversion of significant resources.

Risks Relating to Ownership of Our Common Stock

●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.
●	We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.
●	If we fail to meet all applicable Nasdaq Capital Market requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
●	You may experience future dilution as a result of future equity offerings.
●	Our organizational documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.
●	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

risk factors

Risks Related to Our Business and Industry

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

We currently do not generate revenue sufficient to offset operating costs and anticipate such shortfalls to continue, partially due to the unpredictability of COVID-19, which has resulted and may continue to result in a slow-down of elective surgeries and restrictions in some locations, and supply chain disruptions. As of December 31, 2022, we had net working capital of approximately $2.4 million, primarily due to cash and cash equivalents and restricted cash of $4.0 million. Additionally, our anticipated expansion of our product portfolio and future products may not come to fruition. Our principal source of liquidity as of December 31, 2022 consisted of approximately $4.0 million of cash and cash equivalents and restricted cash and $2.2 million of accounts receivable. Based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, a negative effect on our business.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in and may negatively impact business and healthcare activity globally. In response to the COVID-19 pandemic, governments around the world have imposed measures designed to reduce the transmission of COVID-19. In particular, elective procedures, such as the Lap-Band procedure, were delayed or cancelled, there was a significant reduction in physician office visits, and hospitals postponed or canceled purchases as well as limited or eliminated services. While elective procedures have increased from the reduced levels during the height of the COVID-19 pandemic, the reduction in elective procedures has had, and we believe may continue to have, a negative impact on the sales of our products. The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of our officers or key employees could hinder our sales and marketing efforts, or delay or prevent the commercialization of our Lap-Band System, ReShapeCare, ReShape Marketplace, Lap-Band 2.0, the Obalon Balloon System, and the development of our DBSN device. Our continued growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

The shares of series C convertible preferred stock issued in connection with our acquisition of ReShape Medical have certain rights and preferences senior to our common stock, including a liquidation preference that is senior to our common stock.

There are currently 95,388 shares of our series C convertible preferred stock outstanding, which are convertible into a total of 10 shares of our common stock. We originally issued the shares of our series C convertible preferred stock in connection with our acquisition of ReShape Medical. The series C convertible preferred stock has a liquidation preference of $274.88 per share, or approximately $26.2 million in the aggregate. In general, the series C convertible preferred stock is entitled to receive dividends (on an as-if-converted-to-common stock basis) actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends will be paid on shares of series C convertible preferred stock. Except in connection with the election of directors and limited protective provisions, the series C convertible preferred stock generally does not have voting rights. However, as long as any shares of series C convertible preferred stock remain outstanding, we cannot, without the affirmative vote of holders of a majority of the then-outstanding shares of series C convertible preferred stock, (a) alter or change adversely the powers, preferences or rights given to the series C convertible preferred stock (including by the designation, authorization, or issuance of any shares of preferred stock that purports to have equal rights with, or be senior in rights or preferences to, the series C convertible preferred stock), (b) alter or amend the series C convertible preferred stock certificate of designation, (c) amend our certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of series C convertible preferred stock, (d) increase the number of authorized shares of series C convertible preferred stock, (e) except for stock dividends or distributions for which adjustments are to be made pursuant to the Series C Certificate of Designation, pay dividends on any shares of capital stock of the Company, or (f) enter into any agreement with respect to any of the foregoing.

No Obalon directors, officers or employees continued with the Company which could hinder the ability to transfer the Obalon technology, restart manufacturing operations and maintain FDA regulatory compliance for the Obalon Balloon System and negatively impact our results of operations.

Following the consummation of the merger, no directors, officers or employees of Obalon continued with ReShape. In order to restart manufacturing of the Obalon Balloon System, ReShape would have to hire and train new personnel to appropriately perform manufacturing operations that meet required performance specifications and maintain quality system and regulatory compliance related to the Obalon Balloon System without the knowledge and expertise of the Obalon management team, including completing a FDA-mandated post-approval study which was halted due to the effects of COVID-19. Obalon’s prior suppliers have not supplied Obalon since Obalon halted manufacturing and they may be unwilling or unable to supply ReShape on the prior terms or at all. Obalon had not manufactured or shipped products to customers since March 2020 and customers may not accept a relaunch of the Obalon Balloon System by ReShape.

We are a medical device company with a limited history of operations and sales, and we cannot assure you that we will ever generate substantial revenue or be profitable.

We are a medical device company with a limited operating history upon which you can evaluate our business. The success of our business will depend on our ability to generate increased sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Lap-Band System, ReShapeCare, ReShape Marketplace, Obalon Balloon System, or regulatory approvals needed to market our DBSN device and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Lap-Band System for its indicated use, successfully launch ReShapeCare and ReShape Marketplace, re-introduce the Obalon Balloon System, or develop and commercialize the DBSN device, we may never become profitable and may have to cease operations as a result. Our lack of a significant operating history also limits your ability to make a comparative evaluation of us, our products and our prospects.

Previously, we recorded a non-cash indefinite-lived intangible and definite-lived assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

We conduct our annual indefinite-lived intangible assets impairment analysis during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present. Previously, we performed a qualitative impairment analysis of the in-process research and development (“IPR&D”). Due to delays in the clinical trials experienced, we revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. During the quarter ended September 30, 2022, we stopped the clinical trials for the ReShape Vest and closed out the previous trials that occurred, as significant additional clinical work and cost would be required to achieve regulatory approval for the ReShape Vest. In addition, due to continued market decline and projected cash flows the company recorded an impairment of the developed technology related to the Lap-Band and Obalon Balloon System and our tradenames. As such, we determined the carrying value of the IPR&D and developed technology assets, and trademarks were impaired and recognized a non-cash impairment charge of approximately $18.7 million on the condensed consolidated balance sheet as of December 31, 2022. In the future, we may have additional impairments requiring us to record an impairment loss related to our remaining finite-lived intangible assets, which could also have a material adverse effect on our results of operations.

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

For example, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting. We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. The insufficient internal resources resulted in a lack of review over our weighted average share calculation spreadsheet which included a formula error resulting in the inaccurate reporting of our earnings per share. We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include: hiring additional accounting personnel to ensure timely reporting of significant matters; designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls; and designing and implementing formal processes, policies and procedures supporting our financial close process.

We have identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting, may have a material and adverse effect on our business, operating results, financial condition and prospects.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting. We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include: hiring additional accounting personnel to ensure timely reporting of significant matters; designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls; and designing and implementing formal processes, policies and procedures supporting our financial close process.

We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in the Explanatory Note, in Note 2, Significant Accounting Policies and Restatement in this Form 10-K, we also reached a determination to restate our consolidated financial statements and related disclosures for the year ended December 31, 2021, and the unaudited consolidated information for the interim periods ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, and June 30, 2021 following the identification of certain misstatements contained in those financial statements, which resulted in an understatement of impairment of goodwill by approximately $1.9 million. We have determined that it is appropriate to correct the misstatements in our previously issued financial statements. The restatement also included corrections for additional identified out-of-period and uncorrected misstatements in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

The SEC Division of Enforcement has initiated an informal inquiry into our late filing notice related to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2022, which could result in an enforcement action that requires us to pay civil penalties and fines and/or sanctions against us or certain of our current and/or former directors and officers.

We received a letter from the SEC Division of Enforcement, dated January 11, 2023, informing us that it is conducting an informal inquiry regarding our potential violation of certain rules and regulations concerning late filing notifications on Form 12b-25 related to the late filing notice we filed with the SEC for our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022. As part of the inquiry, the SEC has required that we voluntarily provide certain requested documents and information, which we are in the process of responding to. While the SEC letter specifically notes that it should be not be construed as an indication that any violations of law have occurred, or as an adverse reflection upon any person or security, it is possible that the SEC could conclude that enforcement action is appropriate, in which case we could be required to pay substantial civil penalties and fines and the SEC also could impose other sanctions against us or certain of our current and/or former directors and officers. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

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

Congress regularly considers legislation to replace or repeal elements or all of the Affordable Care Act. At this time, it is not clear whether the Affordable Care Act will be repealed in whole or in part, and, if it is repealed, whether it will be replaced in whole or in part by another plan and what impact those changes will have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payers are willing to pay. In addition, any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce our revenue, increase our costs, or require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Affordable Care Act and changes under any federal or state legislation adopted in the future.

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

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.

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

The health care industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The obesity treatment market in which we operate has grown significantly in recent years and is expected to continue to expand as technology continues to evolve and awareness of the need to treat the obesity epidemic grows. Although we are not aware of any competitors in the neuroblocking market, we face potential competition from pharmaceutical and surgical obesity treatments. Many of our competitors in the obesity treatment field have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies, such as Allergan, Boston Scientific, LivaNova PLC, Johnson & Johnson, Medtronic or St. Jude Medical. Our competitors may develop and patent processes or products earlier than us, obtain regulatory approvals for competing products more rapidly than we are able to and develop more effective, safer and less expensive products or technologies that would render our products non-competitive or obsolete.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2022, ReShape had U.S. federal net operating loss carryforwards of $207.9 million. Of the total U.S. federal net operating loss carryforwards at December 31, 2022, $6.3 million is subject to a 20 year carryover period and began expiring in 2022. Losses generated beginning in 2018 will carryover indefinitely. ReShape had state net operating loss carryforwards of $329.1 million at December 31, 2022, and had foreign net operating loss carryforwards of $0.2 million at December 31, 2022. Net operating loss carryforwards of ReShape are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), ReShape is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

ReShape’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2022, the net effect of any further limitation will have no impact on results of operations.

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank (SVB) at the time it was closed by state regulators, and the Federal Deposit Insurance Corporation (FDIC) was appointed receiver for SVB, on March 10, 2023. The FDIC created a successor bridge bank for SVB and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We subsequently moved approximately $7.0 million of our cash and cash equivalents to Bank of America. The balance held in these accounts exceeds the FDIC standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a vendor on which we are reliant could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any critical vendor bankruptcy or insolvency, or any breach or default by a critical vendor, or the loss of any significant vendor relationships, may have a material adverse impact on our business.

Risks Associated with Development and Commercialization of the Lap-Band System, ReShapeCare, Lap-Band 2.0 System, Obalon Balloon System, and the DBSN Device

Our efforts to increase revenue from our Lap-Band System, ReShapeCare, Lap-Band 2.0 System, and commercialize our DBSN device and expanded line of bariatric surgical accessories, including ReShape Calibration Tubes, may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

Our ability to generate revenue will depend upon the sales of our Lap-Band System, expanded line of bariatric surgical accessories and ReShapeCare, and successful commercialization of our DBSN device (if approved for sale). Our efforts to commercialize these products may not succeed for a number of reasons, including:

●	we may not be able to obtain the regulatory approvals required for our DBSN device;
●	we may not be able to produce the Obalon Balloon System cost-effectively;
●	if we are able to produce the Obalon Balloon System, we may not be able to re-introduce the system into the marketplace;
●	our products may not be accepted in the marketplace by physicians, patients and third-party payers;
●	the price of our products, associated costs of the surgical procedure and treatment and the availability of sufficient third-party reimbursement for the system implantation and follow-up procedures;
●	appropriate reimbursement and/or coding options may not exist to enable billing for the system implantation and follow-up procedures for our DBSN device;
●	coverage policies for bariatric surgeries and procedures, including Lap-Band and balloons may be restricted in the future;
●	we may not be able to sell our products at a price that allows us to meet the revenue targets necessary to generate enough revenue for profitability;
●	the frequency and severity of any side effects of our products;
●	physicians and potential patients may not be aware of the perceived effectiveness and sustainability of the results of our products;
●	we, or the investigators of our products, may not be able to have information on the outcome of the trials published in medical journals;
●	the availability and perceived advantages and disadvantages of alternative treatments, including pharmaceutical treatments;
●	any rapid technological change may make our products obsolete;
●	we may not be able to have our products manufactured in commercial quantities or at an acceptable cost;
●	we may not have adequate financial or other resources to complete the development and commercialization of our products or to develop sales and marketing capabilities for our products; and
●	we may be sued for infringement of intellectual property rights and could be enjoined from manufacturing or selling our products.

Besides requiring physician adoption, market acceptance of our products will depend on successfully communicating the benefits of our products to three additional constituencies involved in deciding whether to treat a particular patient using our products: (1) the potential patients themselves; (2) institutions such as hospitals, where the procedure would be performed and opinion leaders in these institutions; and (3) third-party payers, such as private healthcare insurers and governmental payers, such as Medicare and Medicaid in the United States, which would ultimately bear most of the costs of the various providers and equipment involved in our Lap-Band System, ReShapeCare, Obalon Balloon System, and DBSN device (if approved for sale). Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of our products to be successful.

During the year ended December 31, 2022 and 2021, there was minimal revenue for ReShapeCare and ReShape Marketplace. There was no revenue or gross profit recorded for the DBSN device for the year ended December 31, 2022 and 2021 as this product is still in the research stage of development. There was also no revenue recorded for the Obalon line.

If our products, or any other therapy or products that we may develop for other gastrointestinal diseases and disorders that we may develop, do not achieve an adequate level of acceptance by the relevant constituencies, we may not generate significant product revenue and may not become profitable. This estimated timeline could be compressed or extended depending on many factors, including revenue growth from new product introductions, strategic investments not yet foreseen, and other risks and uncertainties due to the general business, economic, regulatory, market and financial conditions. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company’s plans do not alleviate substantial doubt about our ability to continue as a going concern.

We may not be able to obtain required regulatory approvals for our DBSN device in a cost-effective manner or at all, which could adversely affect our business and operating results.

The production and marketing of our DBSN device, and our ongoing research and development, preclinical testing and future potential clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the development, testing, marketing and premarket review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain regulatory approval before we can market our DBSN device in the United States and certain foreign countries. The regulatory process will require significant time, effort and expenditures to bring products to market, and it is possible that our DBSN device will not be approved for sale. Even if regulatory approval of our DBSN device is granted, it may not be granted within the timeframe that we expect, which could have an adverse effect on our operating results and financial condition. Even after our DBSN device is approved by the FDA, we may have ongoing responsibilities under FDA regulations, non-compliance of which could result in the subsequent withdrawal of such approvals, or such approvals could be withdrawn due to the occurrence of unforeseen problems following initial approval. We also are subject to medical device reporting regulations that require us to report to the FDA if any of our products causes or contributes to a death or serious injury or if a malfunction were it to occur might cause or contribute to a death or serious injury. Any failure to obtain regulatory approvals on a timely basis or the subsequent withdrawal of such approvals could prevent us from successfully marketing our products, which could adversely affect our business and operating results.

We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

While we currently do not have any active clinical trials enrolling patients, we may in the future need to rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials, ensure compliance by patients with clinical protocols or comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining or maintaining regulatory approvals for our product. Our agreements with clinical investigators and clinical trial sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, adversely affecting our ability to successfully commercialize our product.

Modifications to the Lap-Band and Lap-Band 2.0 system may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.

The FDA and our European Notified Body require medical device companies to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance; however, some of these regulatory authorities can review a company’s decision. Any modifications to an approved device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use could require additional clinical studies and separate regulatory applications. Product changes or revisions will require all the regulatory steps and associated risks discussed above possibly including testing, regulatory filings and clinical studies. We may not be able to obtain approval of supplemental regulatory approvals for product modifications, new indications for our product or new products. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our commercialization efforts and future growth.

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

For example, on January 18, 2023, we received a letter from the FDA requesting additional information regarding Medical Device Reports submitted in 2021 related adverse events associated with a Lap-Band device and pregnancy. The FDA’s letter indicates a concern for an increased risk for Lap-Band complications in pregnant patients and requests that we provide, among other information, any actions planned or implemented which might reduce the likelihood of such events, which we are in the process of responding to. We believe there is robust peer-reviewed published data that supports our belief that concerns raised by the FDA are anomalies and rare occurrences. For example, a June 2022 consensus statement on laparoscopic adjustable gastric band (LAGB) management, which includes the Lap-Band, by the ASMBS found that (i) a tailored approach to LAGB management during pregnancy allows patients and providers to monitor weight gain, nutritional adequacy, and fetal growth for a healthy pregnancy outcome and (ii) evidence supports LAGB placement as safe and well tolerated during pregnancy with close LAGB monitoring. While improbable, if there are additional, or more serious, adverse events for pregnant Lap-Band patients, or if the FDA issues a warning regarding, or restricts the use of, the Lap-Band with pregnant patients, or patients who may become pregnant, our business could be harmed. One of the goals of our direct-to-consumer marketing campaign is to help people understand that the Lap-Band offers unique benefits for a variety of obese patients, including patients who may become pregnant. If there is a perception that the Lap-Band is not safe for pregnant patients, it could harm our reputation and cause our Lap-Band sales to suffer.

We may be unable to manage our growth effectively.

Our business strategy entails significant future growth. For example, we will have to expand existing operations in order to increase revenue from our Lap-Band System and ReShapeCare, re-introduce the Obalon Balloon System, and develop our DBSN device, conduct additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our product, assist patients and healthcare providers in obtaining reimbursement for the use of our product and create and develop new applications for our technology. This growth may place significant strain on our management and financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to obtain adequate product liability insurance.

Our business exposes us to a risk of product liability claims that is inherent in the testing, manufacturing and marketing of medical devices. The medical device industry has historically been subject to extensive litigation over product liability claims. We have previously reported adverse events associated with the Lap-Band system, including as related to pregnant patients, and may be subject to product liability claims if our products cause, or appear to have caused, an injury. Claims may be made by consumers, healthcare providers, third-party strategic collaborators or others selling our products.

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

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Lap-Band System, ReShapeCare, Obalon Balloon System, and DBSN device by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own numerous U.S. and foreign patents and have numerous patent applications pending, most of which pertain to treating gastrointestinal disorders and the treatment of obesity. We have also received or applied for additional patents outside the United States. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third-party’s products or patents in litigation or administrative proceedings, including patent interferences, re-examinations or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

We may lose important patents or patent rights if we do not timely pay required patent fees or annuities.

We have, from time to time, experienced delays in the payment of required patent fees or annuities. Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may result in loss of patents or patent rights important to our business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, particularly in the field of medical products and procedures.

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

Our Lap-Band System, ReShapeCare, Obalon Balloon System or DBSN device may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including neuroblocking, and of patents and published patent applications held by companies in those fields. While we believe that none of such patents and patent applications are applicable to our products and technologies under development, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that would cause us to incur substantial expenses and, if such claims are successfully asserted against us, they could cause us to pay substantial damages, could result in an injunction preventing us from selling, manufacturing or using our proposed products and would divert management’s attention. Because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware, and which may later result in issued patents that our products infringe. If a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is subject of the suit.

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

We are currently in a lawsuit, and may in the future become involved in lawsuits, to protect or enforce our intellectual property, which can be expensive and time consuming and could result in the diversion of significant resources.

On March 9, 2023, we filed a patent infringement complaint against Allurion Technologies, Inc. in the U.S. District Court for the District of Delaware. The complaint alleges that Allurion is infringing at least two claims of our U.S. Patent No. 10,463,520, which is related to our Obalon balloon system, by making the Allurion Gastric Balloon system in the U.S. for exportation and/or sales from the U.S and/or for potential sales in the U.S. relating to Allurion’s application to the FDA to sell the Allurion Gastric Balloon in the U.S. The complaint seeks, among other relief, damages for Allurion’s alleged infringement of the ‘520 patent, in an amount not less than a reasonable royalty. This matter is in its early stages and we are unable to predict its outcome at this time. We may in the future seek to enforce our patents or other proprietary rights against other potential infringements.

Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. In addition, in an infringement or other adverse proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of our patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us, if we assert our rights against them.

Risks Relating to Ownership of Our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. The market price for our common stock will be affected by a number of factors, including:

•	the denial or delay of regulatory clearances or approvals of our product or receipt of regulatory approval of competing products;
•	our ability to accomplish clinical, regulatory and other product development milestones and to do so in accordance with the timing estimates we have publicly announced;
•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;
•	changes in government regulations and standards affecting the medical device industry and our product;
•	ability of our products to achieve market success;
•	the performance of third-party contract manufacturers and component suppliers;
•	our ability to develop sales and marketing capabilities;
•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;
•	developments with respect to patents and other intellectual property rights;
•	sales of common stock or other securities by us or our stockholders in the future;
•	additions or departures of key scientific or management personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	the trading volume of our common stock;
•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;
•	decreases in market valuations of medical device companies; and
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

As of December 31, 2022, we had outstanding 519,219 shares of common stock. In addition, we had outstanding warrants to acquire 193,476 shares of common stock. Subsequent to year-end we issued additional warrants in connection with the public offering in February 2023, of which 352,500 warrants are outstanding, that include an “alternative cashless exercise” pursuant to which the holders would receive an aggregate number of shares of common stock equal to product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. The issuance of shares of common stock upon the exercise of warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

For example, on July 19, 2022, we received a written notice from The Nasdaq Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The notice provided that we have until January 16, 2023 to regain compliance. In order to regain compliance with the bid price requirement, we effected a 1-for-50 reverse stock split of our issued and outstanding common stock on December 23, 2022. On January 17, 2023, Nasdaq provided us with written confirmation that we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 14,479 square feet of office/warehouse space in San Clemente, California under an operating lease that expires June 30, 2023. On March 13, 2023 we entered into a lease for approximately 5,038 square feet of office/warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and intend to relocate our principal executive offices from our current San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

ITEM 3. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC (“Cowen”) filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleged that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On December 6, 2022, the Court granted Cowen’s motion for summary judgment and directed ReShape to pay Cowen the principal amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021, and to reimburse Cowen’s attorneys’ fees.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq under the symbol “RSLS”.

Number of Stockholders

As of April 14, 2023, there were approximately 33 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None, except as previously disclosed.

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

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the ReShapeCare virtual health coaching program, the ReShape Marketplace, the Obalon Balloon System, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the Obalon Balloon System, and there has been no revenue recorded for the ReShape Vest or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Overview and Results of Operations gives effect to the restatement of the Company’s previously reported consolidated financial statements for the year ended December 31, 2021.

The Company has restated the consolidated financial statements for the year ended December 31, 2021. This restatement related to the Company incorrectly capitalizing a D&O tail insurance policy and other immaterial out of period corrections for stock based compensation expense, legal accruals and tax valuation allowances related to the impairment of certain assets.

For additional information and a detailed discussion of the restatement, see Note 2 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. Restatement adjustments have also been made to the previously reported unaudited consolidated financial statements for the interim periods ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2021, and June 30, 2021. For additional information related to the interim period restatements, see Note 2 and Note 3 in the notes or our consolidated financial statements included in the Annual Report on Form 10-K.

Recent Developments

On February 16, 2022, the Company renewed the office space lease in San Clemente, California for one year. This lease renewal will commence on July 1, 2022, and end on June 30, 2023.

On March 13, 2023 we entered into a lease for approximately 5,038 square feet of office/warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and intend to relocate our principal executive offices from our current San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

On September 16, 2022, the Company was awarded $300 thousand, Small Business Innovation Research grant for the development of ReShape’s Diabetes Bloc-Stim Neuromodulation device. This device utilizes its proprietary vagus nerve block (vBloc) technology platform, combined with vagus nerve stimulation, for the treatment of Type 2 diabetes and metabolic disorders. Specifically, the grant will fund development of the device for the treatment hypoglycemia.

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

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share (or pursuant to the “alternative cashless exercise” provision described above) and expire five years from the date of issuance. Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, are approximately $10.2 million.

Financial Overview

Results of Operations

The following table sets forth certain data from our operating results from the years ended December 31, 2022 and 2021, expressed as percentages of net revenue (in thousands):

	Year Ended December 31,
	2022		2021
			As Restated
Revenue	$11,240	100.0%	$13,600	100.0%
Cost of revenue	4,438	39.5%	5,252	38.6%
Gross profit	6,802	60.5%	8,348	61.4%
Operating expenses:
Sales and marketing	14,093	125.4%	8,893	65.4%
General and administrative	17,250	153.5%	24,319	178.8%
Research and development	2,537	22.6%	2,369	17.4%
Impairment of intangible assets and goodwill	18,744	166.8%	30,649	225.4%
Loss on disposal of assets, net	529	4.7%	—	—%
Total operating expenses	53,153	473.0%	66,230	487.0%
Operating loss	(46,351)	(412.4)%	(57,882)	(425.6)%
Other expense (income), net:
Interest expense, net	113	1.0%	832	6.1%
Warrant expense	—	—%	2,813	20.7%
Loss on extinguishment of debt, net	—	—%	2,061	15.2%
Loss (gain) on foreign currency exchange, net	141	1.3%	(168)	(1.2)%
Other	(11)	(0.1)%	—	—%
Loss before income tax provision	(46,594)	(414.6)%	(63,420)	(466.3)%
Income tax benefit	(380)	(3.4)%	(274)	(2.0)%
Net loss	$(46,214)	(411.3)%	$(63,146)	(464.3)%

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

The following table contains a reconciliation of GAAP net loss to non-GAAP net loss attributable to common stockholders for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2022	2021
		As Restated
GAAP net loss	$(46,214)	$(63,146)
Adjustments:
Interest expense, net	113	832
Income tax benefit	(380)	(274)
Depreciation and amortization	2,153	1,971
Stock-based compensation expense	2,087	12,227
Impairment of intangible assets and goodwill	18,744	30,649
Loss on disposal of assets, net	529	—
Loss on extinguishment of debt, net	—	2,061
Warrant expense	—	2,813
Professional fees incurred in connection with the Obalon merger	—	2,277
Non-GAAP loss	$(22,968)	$(10,590)

Comparison of Results of Operations

Revenue. The following table summarizes our net revenue by geographic location based on the location of customers for the years ended December 31, 2022 and 2021, as well as the percentage by location of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2022		2021		Change	Change
United States	$9,230	82.2%	$10,297	75.7%	$(1,067)	(10.4)%
Australia	688	6.1%	1,039	7.6%	(351)	(33.8)%
Europe	1,252	11.1%	2,127	15.7%	(875)	(41.1)%
Rest of world	70	0.6%	137	1.0%	(67)	(48.9)%
Total revenue	$11,240	100.0%	$13,600	100.0%	$(2,360)	(17.4)%

Revenue totaled $11.2 million for the year ended December 31, 2022, which represents a contraction of 17.4%, or $2.4 million compared to the same period in 2021. The primary reason for the decrease, is due to the emergence in late 2021 of the fast-spreading omicron variants of COVID-19 resulting in a significant rise in global cases causing a significant number of bariatric centers to close December 2021 through February 2022, as the omicron variant began to subside. This resulted in a significant impact within the United States and throughout Europe.

Cost of Revenue and Gross Profit: The following table summarizes our cost of goods sold and gross profit for the years ended December 31, 2022 and 2021, as well as percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2022		2021		Change	Change
Revenue	$11,240	100.0%	$13,600	100.0%	$(2,360)	(17.4)%
Cost of revenue	4,438	39.5%	5,252	38.6%	(814)	(15.5)%
Gross profit	$6,802	60.5%	$8,348	61.4%	$(1,546)	(18.5)%

Gross profit. Gross profit for the year ended December 31, 2022, was $6.8 million, compared to $8.3 million for the year ended December 31, 2021, a decrease of $1.5 million or 18.5%. Gross profit as a percentage of revenue for the year ended December 31, 2022, was 60.5% compared to 61.4% for the same period in 2021. The decrease in gross profit margin is primarily due to a decrease in sales, as revenue decrease by 17.4%, with the largest decrease of revenue in the United States, which has a higher margin than international.

Operating Expenses: The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021, as well as the percentage of total revenue, and the amount of changes and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2022		2021		Change	Change
			As Restated
Sales and marketing	$14,093	125.4%	$8,893	65.4%	$5,200	58.5%
General and administrative	17,250	153.5%	24,319	178.8%	(7,069)	(29.1)%
Research and development	2,537	22.6%	2,369	17.4%	168	7.1%
Impairment of intangible assets and goodwill	18,744	166.8%	30,649	225.4%	(11,905)	(38.8)%
Loss on disposal of assets, net	529	4.7%	—	—%	529	100.0%
Total operating expenses	$53,153	473.0%	$66,230	487.0%	$(13,077)	(19.7)%

Sales and Marketing Expense. Sales and marketing expenses for the year ended December 31, 2022, increased by $5.2 million, or 58.5%, to $14.1 million, compared to $8.9 million for the year ended December 31, 2021. The increase is primarily due to an increase in advertising and marketing costs of $3.9 million, as the Company launched its direct to consumer campaign during the fourth quarter of 2021 and expanded this campaign during the first half of 2022. In addition, we had an increase in payroll related and travel expenses of $1.3 million, as we continue to strengthen our commercial organization and have hired a Senior VP of Commercial Operations, as well as additional sales personnel. There was an increase in consulting and professional services of $0.9 million, as we are working on developing the ReShapeCare platform. This was offset by a decrease of stock based compensation expense of $0.6 million, as during the third quarter of 2021, the Company issued both RSUs and stock options that contained a look back provision and a decrease in commissions of $0.3 million due to a reduction in sales.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 2022, decreased by $7.1 million, or 28.5%, to $17.4 million, compared to $24.3 million for the year ended December 31, 2021. The decrease is primarily due to a decrease of $8.7 million in stock-based compensation expense, as during the third quarter of 2021, the Company issued both RSUs and stock options containing a look back provision. In addition, there was a reduction in audit, consulting and professional fees of $1.6 million, as we had higher costs during 2021 due to the merger with Obalon. This was offset by an increase of legal expense of $2.6 million, primarily related to recording litigation settlements of $2.7 million during 2022. Additionally, there was an increase in payroll related costs of $0.5 million due to personnel changes and an increase in rent of $0.1 million due to the additional facility and extending the corporate lease.

Research and Development Expense. Research and development expenses for the year ended December 31, 2022 increased by $0.2 million, or 7.3% to $2.5 million, compared to $2.3 million for the year ended December 31, 2021 primarily due to an increase in consulting and professional services related to the development of ReShape’s Diabetes Bloc-Stim Neuromodulation device and payroll related expenditures.

Loss on Impairment of Intangible Assets and Goodwill. The Company incurred multiple impairments charges totaling $18.7 million for the year ended December 31, 2022. The Company recorded an impairment charge of $7.4 million of in-process IPR&D and trademarks related to the ReShape Vest due to the Company no longer continuing with clinical trials. In addition, due to a reduction in our market capitalization at year end the Company impaired the developed technology and trademarks for both the Lap-Band and Obalon Balloon of $8.9 million and $2.4 million, respectively, due to reduced projected near-term future net cash flows related to the Lap-Band and no near-term revenue for the Obalon Balloon.

The Company incurred two impairment charges totaling $30.7 million during the year ended December 31, 2021. The Company recorded a goodwill impairment charge of $23.5 million due to a reduction in our market capitalization at year end. In addition, an impairment charge of $7.2 million was recorded, due to a reduction in our market capitalization coupled with the effects of the delays in the ReShape Vest clinical trials from the COVID-19 pandemic thus reducing the near-term future net cash flows.

Loss on Disposal of Assets, net. During the year ended December 31, 2022, the Company disposed of $0.5 million, primarily of assets that were acquired from the merger with Obalon.

Net Interest Expense. Net interest expense for the year ended December 31, 2022, of $0.1 million primarily relates to interest accrued regarding a litigation ruling. Net interest expense for the year ended December 31, 2021, of $0.8 million primarily relates to the debt that was extinguished during the second quarter of 2021.

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

Income Tax Benefit. Income tax benefit was $0.4 million for the year ended December 31, 2022, compared to a benefit of $0.3 million for the year ended December 31, 2021.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the years ended December 31, 2022 and 2021, we received proceeds of $3.1 million and $45.6 million, respectively, from securities sales and exercises of warrants by an institutional investor, and $1.0 million during 2021, from the credit agreement with an institutional investor. As of December 31, 2022, we had $3.9 million of cash and cash equivalents, and $100 thousand of restricted cash.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Year Ended
	December 31,
	2022	2021
		As Restated
Net cash used in operating activities	$(21,902)	$(15,375)
Net cash (used in) provided by investing activates	(92)	1,855
Net cash provided by financing activities	3,130	33,299
Effect of exchange rate changes	4	29
Net change in cash and cash equivalents and restricted cash	$(18,860)	$19,808

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.9 million and $15.4 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, net cash used in operating activities was primarily the result of our net loss of $46.2 million, partially offset by non-cash adjustments of loss on impairment of intangible assets of $18.7 million, stock-based compensation expense of $2.1 million, amortization of intangible assets of $1.8 million, loss on disposal of assets of $0.5 million, provision for excess and obsolete inventory of $0.6 million, depreciation expense of $0.3 million, offset by non-cash reductions of expense for deferred taxes of $0.4 million. We show a negative cash impact to inventory of $1.2 million and warranty liability of $0.4 million. This was offset by a positive impact to accounts receivable of $0.7 million, prepaid expenses of $1.1 million and accounts payable and accrued liabilities of $0.5 million.

Net cash used in operating activities for the year ended December 31, 2021, was primarily the result of our net loss of $63.1 million, partially offset by non-cash adjustments for loss on impairment of intangible assets and goodwill of $30.7 million, stock-based compensation expense of $12.2 million, amortization of intangible assets of $1.7 million, net loss on extinguishment of debt of $2.1 million, warrant expense of $2.8 million and amortization of debt discount of $0.5 million, offset by non-cash reductions of expense for deferred taxes of $0.2 million. We show a negative cash impact to accounts receivable of $0.3 million, due primarily to an increase in sales, a negative cash impact from increased prepaids of $0.1 million and warranty liability of $0.7 million, and a cash outflow for accounts payable and accruals of $1.3 million as the Company paid down its vendors and liabilities with the funds received from the June 2021 equity raise.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, was $0.1 million, primarily related to tooling equipment.

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

Net Cash Provided by Financing

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2022, primarily due to proceeds of $2.5 million received from the exercises of warrants from an institutional investor and $0.6 million of securities sold to an institutional investor.

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

Operating Capital and Capital Expenditure Requirements

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue partially due to the unpredictability of COVID-19, which may result in a slow-down of elective surgeries and restrictions in some locations and supply chain disruptions. The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place ReShapeCare and ReShape Marketplace as an extension, (iii) ramp up a focused approach of marketing to increase brand recognition, create customer awareness and increase the patient demand, (iv) continue development of the DBSN device, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, including Lap-Band 2.0 and the Obalon Balloon System. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our Diabetes Bloc-Stim Neuromodulation, and any products that we may develop;
●	the rate of market acceptance of our Diabetes Bloc-Stim Neuromodulation, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, ReShapeCare, ReShape Marketplace, Obalon Balloon System, Diabetes Bloc-Stim Neuromodulation or our future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

While our significant accounting policies are more fully described in Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

Developed technology acquired in business combinations is reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Additionally, management reviews the carrying amounts of other intangible and long-lived assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. The impairment reviews require significant estimates about fair value, including estimation of future cash flows, selection of an appropriate discount rate, and estimates of long-term growth rates.

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

Recent Accounting Pronouncements

See Note 4 to the Consolidated Financial Statements, for a discussion of new accounting standards that have been adopted and those not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ReShape Lifesciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ReShape Lifesciences Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses and negative cash flows. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described in Note 5 to the consolidated financial statements, the Company disclosed certain adverse conditions that raises substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements. The Company further disclosed certain plans identified by management, which involve the use of significant judgment, planned to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

We identified the Company’s assessment of its liquidity and management’s plans to continue as a going concern as a critical audit matter because of the significant assumptions management made in determining the reasonableness of management’s cash flow forecast for a period of one year from the date of issuance of the consolidated financial statements. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort.

Our audit procedures related to the cash flow forecast included the following, among others:

●	We obtained management’s going concern assessment and evaluated the reasonableness of both the likelihood that management could implement its plans and how the implementation of those plans impacted the identified adverse conditions.

●	We evaluated the reasonableness of management’s cash flow forecast by performing the following procedures, among others:

o	We tested subsequent event activity including cash received in connection with the offering completed subsequent to December 31, 2022, but prior to the issuance of the financial statements.

o	We evaluated the reasonableness of forecasted revenues and gross profits assumptions by comparing to budgets provided to the board of directors, to historical results, to recent trends and industry forecasts and to projections used in other audit areas.

We evaluated the reasonableness of the forecasted nature, amount and timing of operating expenditure reductions by review of management’s identification of non-recurring expenses and by comparing budgeted amounts to historical results, trends over recent history, and subsequent actual results during 2023.

o	We evaluated whether the estimates of future revenues and expenses were consistent with evidence obtained in other areas of the audit.

●	We evaluated the adequacy of the disclosures included in the financial statements regarding management’s plan.

Long-Lived Asset Impairment

 As described in Notes 7, 8 and 9 to the consolidated financial statements, the Company’s net consolidated property and equipment and intangible assets balances were $0.7 million and $0.26 million, respectively, at December 31, 2022 and during the year ended December 31, 2022, the Company recorded impairment charges for long-lived assets of $11.8 million. As further described in Note 4 to the financial statements, the Company assesses the potential impairment of long-lived assets, principally property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value of the asset group may not be fully recoverable. If an indicator of impairment exists for any of its asset groups, an estimate of undiscounted future cash flows, over the life of the primary asset for each asset group is compared to that long-lived asset group's carrying value. If the carrying value of the asset group is greater than the estimated future undiscounted cash flow, the Company then determines the fair value of the assets, and if an asset is determined to be impaired, the impairment loss is measured by the excess of the carrying amount of the asset over its fair value. When estimating the undiscounted future cash flows and the fair value of assets the Company makes significant assumptions, including the revenues projections, cash flow projections, discount rates and royalty rates for definite-lived intangible assets.

We identified the impairment of long-lived assets as a critical audit matter due to the significant judgments made by the Company in determining the undiscounted future cash flows and the determination of fair value of assets. Auditing management’s judgments regarding estimated future cash flows and the fair value of assets involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists.

Our audit procedures related to the impairment of long-lived assets included the following:

●	We evaluated the reasonableness of management’s assumptions of revenue growth rates and operating margins by comparing management’s prior forecast to historical results, comparing the projections for consistency to the Company’s strategic plans and initiatives and comparing the projections to industry forecasts.

●	We evaluated the reasonableness of the overall asset group valuation by comparing the Company’s valuation to the publicly available market capitalization data for the Company and the valuation indications based on the subsequent equity raise.

●With the assistance of our valuation specialists, we evaluated the appropriateness of the valuation method utilized, including an evaluation of the reasonableness of the discount rate utilized by testing the source information underlying the determination of the royalty rates and discount rates and testing the mathematical accuracy of the calculations.

●We selected a sample of property and equipment items to trace to available market data to determine the appropriateness of management’s assumptions.

●	We evaluated whether the estimates of revenue growth rates and cash flows were consistent with evidence obtained in other areas of the audit.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Irvine, California

April 17, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

ReShape Lifesciences, Inc.

San Clemente, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ReShape Lifesciences, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct 2021 Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2021 financial statements have been restated to correct misstatements.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor from 2019 to 2022

Costa Mesa, California

April 8, 2022, except for the effect of the one-for-fifty reverse stock split discussed in Note 4 as to which the date isJanuary 12, 2023 and the impact of the restatement discussed in Note 2 as to which the date is April 17, 2023.

RESHAPE LIFESCIENCES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,855	$22,765
Restricted cash	100	50
Accounts and other receivables (net of allowance for doubtful accounts of $410 and $1,172 respectively)	2,180	2,815
Inventory	3,611	3,003
Prepaid expenses and other current assets	165	1,305
Total current assets	9,911	29,938
Property and equipment, net	698	1,454
Operating lease right-of-use assets	171	266
Deferred tax asset, net	56	—
Other intangible assets, net	260	20,827
Other assets	46	46
Total assets	$11,142	$52,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,926	$3,468
Accrued and other liabilities	5,040	3,368
Warranty liability, current	344	415
Operating lease liabilities, current	171	279
Total current liabilities	7,481	7,530
Warranty liability, noncurrent	—	300
Deferred tax liability, net	—	367
Total liabilities	7,481	8,197
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2022 and 100,000,000 at December 31, 2021; 519,219 and 356,641 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	627,935	622,399
Accumulated deficit	(624,187)	(577,973)
Accumulated other comprehensive loss	(88)	(92)
Total stockholders’ equity	3,661	44,334
Total liabilities and stockholders’ equity	$11,142	$52,531

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
		As Restated
Revenue	$11,240	$13,600
Cost of revenue	4,438	5,252
Gross profit	6,802	8,348
Operating expenses:
Sales and marketing	14,093	8,893
General and administrative	17,250	24,319
Research and development	2,537	2,369
Impairment of intangible assets and goodwill	18,744	30,649
Loss on disposal of assets, net	529	—
Total operating expenses	53,153	66,230
Operating loss	(46,351)	(57,882)
Other expense (income), net:
Interest expense, net	113	832
Warrant expense	—	2,813
Loss on extinguishment of debt, net	—	2,061
Loss (Gain) on foreign currency exchange, net	141	(168)
Other	(11)	—
Loss before income tax provision	(46,594)	(63,420)
Income tax benefit	(380)	(274)
Net loss	$(46,214)	$(63,146)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	(108.90)	(288.97)
Shares used to compute basic and diluted net loss per share	424,390	218,522

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021
		As Restated
Net loss	$(46,214)	$(63,146)
Foreign currency translation adjustments	4	29
Other comprehensive income, net of tax	4	29
Comprehensive loss	$(46,210)	$(63,117)

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series B Convertible		Series C Convertible		Series D Mirroring				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2020	3	$—	95,388	$1	—	$—	69,726	$—	$529,435	$(514,827)	$(121)	$14,488
Net loss (As Restated)	—	—	—	—	—	—	—	—	—	(63,146)	—	(63,146)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	29	29
Issuance of common stock pursuant to reverse acquisition	(3)	—	—	(1)	—	—	66,801	—	30,562	—	—	30,561
Stock-based compensation expense, net (As Restated)	—	—	—	—	—	—	—	—	12,227	—	—	12,227
Stock options exercised	—	—	—	—	—	—	3,654	—	416	—	—	416
Issuance of stock from RSUs	—	—	—	—	—	—	37,986	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—	4,508	—	—	4,508
Institutional exercise of warrants	—	—	—	—	—	—	177,724	—	44,645	—	—	44,645
Warrant liability reclassified to equity	—	—	—	—	—	—	—	—	476	—	—	476
Restricted shares issued for consulting services	—	—	—	—	—	—	750	—	130	—	—	130
Balance December 31, 2021 (As Restated)	—	$—	95,388	$—	—	$—	356,641	$—	$622,399	$(577,973)	$(92)	$44,334
Net loss	—	—	—	—	—	—	—	—	—	(46,214)	—	(46,214)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	4	4
Series D Mirroring preferred stock issued	—	—	—	—	2,500	—	—	—	—	—	—	—
Series D Mirroring preferred stock canceled	—	—	—	—	(2,500)	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	—	—	—	—	2,087	—	—	2,087
Cancellation of common stock	—	—	—	—	—	—	(20,045)	—	—	—	—	—
Common stock purchased	—	—	—	—	—	—	47,851	—	639	—	—	639
Issuance of stock from RSUs	—	—	—	—			21,362	—	—	—	—	—
Issuance of stock for bonuses	—	—	—	—	—	—	28,769	—	318			318
Institutional exercise of warrants	—	—	—	—	—	—	84,641	1	2,492	—	—	2,493
Balance December 31, 2022	—	$—	95,388	$—	—	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:		As Restated
Net loss	$(46,214)	$(63,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	330	232
Amortization of intangible assets	1,823	1,739
Noncash interest expense	—	133
Impairment of intangible assets	18,744	30,649
Loss on extinguishment of debt, net	—	2,061
Loss on disposal of assets, net	529	—
Stock-based compensation	2,087	12,227
Bad debt expense	(43)	89
Provision for inventory excess and obsolescence	579	294
Deferred income tax	(423)	(248)
Warrant expense	—	2,813
Amortization of debt discount and deferred debt issuance costs	—	494
Other noncash items	(23)	—
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	678	(284)
Inventory	(1,187)	(369)
Prepaid expenses and other current assets	1,141	(76)
Accounts payable and accrued liabilities	448	(1,280)
Warranty liability	(371)	(703)
Net cash used in operating activities	(21,902)	(15,375)
Cash flows from investing activities:
Capital expenditures	(131)	(352)
Acquisition of Lap-Band product line assets	—	(3,000)
Proceeds from acquisition	—	5,207
Proceeds from sale of capital assets	39	—
Cash (used in) provided by investing activities:	(92)	1,855
Cash flows from financing activities:
Payments of financing costs	—	(3,234)
Proceeds from sale and issuance of securities	639	—
Proceeds from warrants exercised	2,491	45,616
Proceeds from stock options exercised	—	417
Proceeds from credit agreement	—	1,000
Payment of credit agreement	—	(10,500)
Net cash provided by financing activities	3,130	33,299
Effect of currency exchange rate changes on cash and cash equivalents	4	29
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,860)	19,808
Cash, cash equivalents and restricted cash at beginning of period	22,815	3,007
Cash, cash equivalents and restricted cash at end of period	$3,955	$22,815
Supplemental disclosure:
Cash paid for income taxes	$5	$102
Cash paid for interest	—	296
Noncash investing and financing activities:
Capital expenditures accruals	$6	$5
Purchase price, net of cash received	—	25,355
Fair value of warrants included as a component of loss on extinguishment of debt	—	2,974
Fair value of common stock and warrants issued related to the fundamental transaction exchange	—	2,813
Fair value of common stock issued for professional services	—	97

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

The Company is headquartered in San Clemente, California. The Company is a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. The Company’s current portfolio consists of the Lap-Band® Adjustable Gastric Banding System, ReShapeCareTM virtual health coaching program, ReShape Market Place, including ReShape OptimizeTM a supplemental multivitamin, the Obalon Balloon System, the first and only swallowable gas filled balloon system, and the Diabetes Bloc-Stim Neuromodulation, a technology under development as a new treatment for type 2 diabetes mellitus. The Company sells the Lap-Band worldwide and is managed in the following geographical regions: United States, Australia, Europe and the rest of world. Refer to Note 15 for additional information about operating segments.

Risks and Uncertainties

The Company continues to devote significant resources to developing its product technology, commercialization activities and raising capital. These activities are subject to significant risks and uncertainties, including the ability to obtain additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to further reduce its cost structure until financing is obtained and/or delay development, or commercialization of products, or license to third parties the rights to commercialize products, or technologies that the Company would otherwise seek to commercialize. Refer to Note 5 for additional information about the Company’s liquidity, going concern and management’s plans.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert that its products or the use of the Company’s products are covered by U.S. or foreign patents held by them. Refer to Note 18 for additional information about contingencies and litigation matters.

(2)	2021 Restatement and Other Corrections of Previously Issued Consolidated Financial Statements

Management identified the following misstatements that required restatement of our previously issued 2021 financial statements as follows:

a.	A D&O tail policy of $1.9 million should not have been recorded as an asset at the time of the Obalon merger. This resulted in an increase to goodwill of $1.9 million at the time of the merger and an increase to the subsequent impairment of goodwill at December 31, 2021. Additionally, the amortization of this asset resulted in an overstatement of general and administrative expenses of approximately $0.2 million, for the year ended December 31, 2021 that is now reversed.
b.	The Company identified certain valuation-related errors in the determination of grant date fair values related to stock options issued during the third quarter of 2021. This resulted in a reduction of stock based compensation expenses of $0.5 million and a corresponding reduction to additional paid in capital for the year ended December 31, 2021.
c.	The Company did not appropriately establish a reserve for uncertain tax positions and did not appropriately record deferred tax valuation allowances to assets written off during the year ended December 31, 2021 and the corresponding $0.2 million tax benefit.
d.	The Company recorded legal accruals for potential loss contingencies of approximately $0.2 million for the year ended December 31, 2021.
e.	As previously identified, the Company had an error in the computation of the weighted average shares used to compute basic and diluted net loss per share, refer to the statement of operations tables below.

The following tables summarize the effects of the restatements on each financial statement line item as of the dates and for the periods indicated. The share and per share information has been adjusted for the reverse stock splits, for further details see Note 4 below. The effects of the restatement are incorporated within Notes 2, 3, 6, 8, 9, 12, 16 and 17.

Consolidated Balance Sheet as of December 31, 2021

	As Previously
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$1,622	$(317)	$1,305
Total current assets	30,255	(317)	29,938
Other assets	1,456	(1,410)	46
Total assets	54,258	(1,727)	52,531
Accrued and other liabilities	3,169	199	3,368
Total current liabilities	7,331	199	7,530
Deferred income taxes	555	(188)	367
Total liabilities	8,186	11	8,197
Additional paid-in capital	622,924	(525)	622,399
Accumulated deficit	(576,760)	(1,213)	(577,973)
Total stockholders’ equity	46,072	(1,738)	44,334
Total liabilities and stockholders’ equity	54,258	(1,727)	52,531

Consolidated Statement of Operations for the year ended December 31, 2021

	Year Ended December 31, 2021
	As Previously
	Stated	Adjustments	As Restated
Sales and marketing	$9,165	$(272)	$8,893
General and administrative	24,410	(91)	24,319
Research and development	2,522	(153)	2,369
Loss on impairment of intangible asset and goodwill	28,752	1,897	30,649
Total operating expenses	64,849	1,381	66,230
Operating loss	(56,501)	(1,381)	(57,882)
Loss before income tax provision	(62,039)	(1,381)	(63,420)
Income tax benefit	(106)	(168)	(274)
Net loss	(61,933)	(1,213)	(63,146)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(250.16)	$(38.81)	$(288.97)
Shares used to compute basic and diluted net loss per share	247,571	(29,049)	218,522

Consolidated Statement of Other Comprehensive Income for the year ended December 31, 2021

	Year Ended December 31, 2021
	As Previously
	Stated	Adjustments	As Restated
Net loss	$(61,933)	$(1,213)	$(63,146)
Comprehensive loss	(61,904)	(1,213)	(63,117)

Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021

	APIC			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance December 31, 2020	$529,435	$—	$529,435	$(514,827)	$—	$(514,827)	$14,488	$—	$14,488
Net loss	—	—	—	(61,933)	(1,213)	(63,146)	(61,933)	(1,213)	(63,146)
Stock-based compensation expense, net	12,752	(525)	12,227	—	—	—	12,752	(525)	12,227
Balance December 31, 2021	622,924	(525)	622,399	(576,760)	(1,213)	(577,973)	46,072	(1,738)	44,334

Consolidated Statement of Cash Flow for the year ended December 31, 2021

	Year Ended December 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(61,933)	$(1,213)	$(63,146)
Loss on impairment of intangible assets and goodwill	28,752	1,897	30,649
Stock-based compensation	12,752	(525)	12,227
Deferred income tax benefit	(60)	(188)	(248)
Prepaid expenses and other current assets	(393)	317	(76)
Accounts payable and accrued liabilities	(1,480)	200	(1,280)
Other	488	(488)	—

Restatement of Previously Issued Condensed Consolidated Financial Statements (Unaudited)

As a result of the misstatements noted above, we have restated our previously reported unaudited consolidated balance sheets as of June 30, 2021 and September 30, 2021. We have also restated the unaudited consolidated statement of operations for the three months ended March 31, 2021, the three and six months ended June 30, 2021, and the three and nine months ended September 30, 2021, and the unaudited statement of cash flow for the three and six months ended June 30, 2021 and the nine months ended September 30, 2021.

The following tables present the impact of the restatements, to the applicable line items in the unaudited consolidated balance sheets, unaudited consolidated statement of operations, and unaudited statements of cash flow to the Company’s previously reported consolidated financial statements for the above mentioned periods.

Condensed Consolidated Balance Sheet as of June 30, 2021

	June 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$1,371	$(302)	$1,069
Total current assets	65,605	(302)	65,303
Goodwill	21,623	1,897	23,520
Other assets	1,628	(1,582)	46
Total assets	120,000	13	120,013
Accumulated deficit	(523,603)	13	(523,590)
Total stockholders’ equity	58,119	13	58,132
Total liabilities and stockholders’ equity	120,000	13	120,013

Condensed Consolidated Balance Sheet as of September 30, 2021

	September 30, 2021
	As Previously
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$1,633	$(316)	$1,317
Total current assets	37,589	(316)	37,273
Goodwill	21,053	1,897	22,950
Other assets	1,535	(1,489)	46
Total assets	90,698	92	90,790
Additional paid-in capital	620,611	(486)	620,125
Accumulated deficit	(541,302)	578	(540,724)
Total stockholders’ equity	79,220	92	79,312
Total liabilities and stockholders’ equity	90,698	92	90,790

Condensed Consolidated Statement of Operations for the three months ended March 31, 2021

	As Previously
	Reported	Adjustment	As Revised
Net loss per share - basic and diluted	$(62.04)	$0.16	$(61.88)
Shares used to compute basic and diluted net loss per share	78,560	203	78,763

Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
General and administrative	$4,311	$(13)	$4,298	$7,031	$(13)	$7,018
Total operating expenses	5,855	(13)	5,842	10,396	(13)	10,383
Operating loss	(3,702)	13	(3,689)	(5,960)	13	(5,947)
Loss before income tax provision	(3,874)	13	(3,861)	(8,723)	13	(8,710)
Net loss	(3,902)	13	(3,889)	(8,776)	13	(8,763)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(23.72)	$(18.98)	$(42.70)	$(55.34)	$(47.85)	$(103.19)
Shares used to compute basic and diluted net loss per share	164,523	(73,443)	91,080	158,575	(73,654)	84,921

Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Sales and marketing	$3,496	$(250)	$3,246	$6,186	$(249)	$5,937
General and administrative	12,052	(169)	11,883	19,085	(183)	18,902
Research and development	1,571	(146)	1,425	2,245	(146)	2,099
Total operating expenses	17,119	(565)	16,554	27,516	(578)	26,938
Operating loss	(14,984)	565	(14,419)	(20,944)	578	(20,366)
Loss before income tax provision	(17,729)	565	(17,164)	(26,452)	578	(25,874)
Net loss	(17,699)	565	(17,134)	(26,475)	578	(25,897)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(73.76)	$23.63	$(50.13)	$(125.43)	$(24.88)	$(150.31)
Shares used to compute basic and diluted net loss per share	239,948	101,820	341,768	210,934	(38,646)	172,288

Condensed Consolidated Statement of Other Comprehensive Loss for the three and six months ended June 30, 2021

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Net loss	$(3,902)	$13	$(3,889)	$(8,776)	$13	$(8,763)
Comprehensive loss	(3,909)	13	(3,896)	(8,764)	13	(8,751)

Condensed Consolidated Statement of Other Comprehensive Loss for the three and nine months ended September 30, 2021

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Net loss	$(17,699)	$565	$(17,134)	$(26,475)	$578	$(25,897)
Comprehensive loss	(17,697)	565	(17,132)	(26,461)	578	(25,883)

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2021

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance March 31, 2021	$532,504	$—	$532,504	$(519,701)	$—	$(519,701)	$12,708	$—	$12,708
Net loss	—	—	—	(3,902)	13	(3,889)	(3,902)	13	(3,889)
Balance June 30, 2021	581,823	—	581,823	(523,603)	13	(523,590)	58,119	13	58,132

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2021

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance December 31, 2020	$529,435	$—	$529,435	$(514,827)	$—	$(514,827)	$14,488	$—	$14,488
Net loss	—	—	—	(8,776)	13	(8,763)	(8,776)	13	(8,763)
Balance June 30, 2021	581,823	—	581,823	(523,603)	13	(523,590)	58,119	13	58,132

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2021

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance June 30, 2021	$581,823	$—	$581,823	$(523,603)	$13	$(523,590)	$58,119	$13	$58,132
Net loss	—	—	—	(17,699)	565	(17,134)	(17,699)	565	(17,134)
Stock-based compensation expense, net	10,720	(486)	10,234	—	—	—	10,720	(486)	10,234
Balance September 30, 2021	620,611	(486)	620,125	(541,302)	578	(540,724)	79,220	92	79,312

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2021

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance December 31, 2020	$529,435	$—	$529,435	$(514,827)	$—	$(514,827)	$14,488	$—	$14,488
Net loss	—	—	—	(26,475)	578	(25,897)	(26,475)	578	(25,897)
Stock-based compensation expense, net	10,457	(486)	9,971	—	—	—	10,457	(486)	9,971
Balance September 30, 2021	620,611	(486)	620,125	(541,302)	578	(540,724)	79,220	92	79,312

Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2021

	Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(8,776)	$13	$(8,763)
Prepaid expenses and other current assets	(267)	303	36
Other	316	(316)	—

Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2021

	Nine Months Ended September 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(26,475)	$578	$(25,897)
Stock-based compensation	10,457	(486)	9,971
Prepaid expenses and other current assets	(399)	316	(83)
Other	408	(408)	—

(3)	2022 Restatement and Other Corrections of Previously Issued Condensed Consolidated Financial Statements (Unaudited)

As a result of the misstatements noted in Note 2, we have restated our previously reported unaudited consolidated balance sheets as of March 31, 2022, June 30, 2022 and September 30, 2022. We have also restated the unaudited consolidated statement of operations for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022, and the unaudited statement of cash flow for the three months ended March 31, 2022, six months ended June 30, 2022 and the nine months ended September 30, 2022. In addition to this, management identified an additional impairment of intangibles of $0.5 million related to the BarioSurg, ReShape Vest, tradenames that was recorded in the fourth quarter of 2022 that should have been recorded during the third quarter of 2022 and is reflected in the consolidated financial statements below.

Condensed Consolidated Balance Sheet as of March 31, 2022

	March 31, 2022
	As Previously
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$1,759	$(316)	$1,443
Total current assets	23,627	(316)	23,311
Other assets	1,377	(1,331)	46
Total assets	47,270	(1,647)	45,623
Accrued and other liabilities	3,463	19	3,482
Total current liabilities	8,151	19	8,170
Total liabilities	8,645	19	8,664
Additional paid-in capital	623,671	(553)	623,118
Accumulated deficit	(584,975)	(1,113)	(586,088)
Total stockholders’ equity	38,625	(1,666)	36,959
Total liabilities and stockholders’ equity	47,270	(1,647)	45,623

Condensed Consolidated Balance Sheet as of June 30, 2022

	June 30, 2022
	As Previously
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$1,269	$(316)	$953
Total current assets	19,487	(316)	19,171
Other assets	1,298	(1,252)	46
Total assets	41,925	(1,568)	40,357
Accrued and other liabilities	5,814	19	5,833
Total current liabilities	9,190	19	9,209
Total liabilities	9,562	19	9,581
Additional paid-in capital	626,986	(606)	626,380
Accumulated deficit	(594,551)	(981)	(595,532)
Total stockholders’ equity	32,363	(1,587)	30,776
Total liabilities and stockholders’ equity	41,925	(1,568)	40,357

Condensed Consolidated Balance Sheet as of September 30, 2022

	September 30, 2022
	As Previously
	Reported	Adjustments	As Restated
Prepaid expenses and other current assets	$926	$(316)	$610
Total current assets	13,573	(316)	13,257
Other intangible assets, net	12,513	(482)	12,031
Other assets	1,219	(1,173)	46
Total assets	28,456	(1,971)	26,485
Accrued and other liabilities	4,848	19	4,867
Total current liabilities	7,513	19	7,532
Total liabilities	7,513	19	7,532
Additional paid-in capital	627,373	(634)	626,739
Accumulated deficit	(606,362)	(1,356)	(607,718)
Total stockholders’ equity	20,943	(1,990)	18,953
Total liabilities and stockholders’ equity	28,456	(1,971)	26,485

Condensed Consolidated Statement of Operations for the three months ended March 31, 2022

	Three Months Ended March 31, 2022
	As Previously
	Stated	Adjustments	As Restated
Sales and marketing	$4,707	$(13)	$4,694
General and administrative	4,163	(271)	3,892
Research and development	748	(3)	745
Total operating expenses	9,618	(287)	9,331
Operating loss	(8,400)	287	(8,113)
Loss before income tax provision	(8,372)	287	(8,085)
Income tax benefit	(157)	187	30
Net loss	(8,215)	100	(8,115)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(22.16)	$0.29	$(21.87)
Shares used to compute basic and diluted net loss per share	370,792	239	371,031

Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Sales and marketing	$4,663	$(27)	$4,636	$9,371	$(41)	$9,330
General and administrative	5,454	$(91)	5,363	9,616	(362)	9,254
Research and development	761	(14)	747	1,508	(16)	1,492
Total operating expenses	11,259	(132)	11,127	20,876	(419)	20,457
Operating loss	(9,376)	132	(9,244)	(17,775)	419	(17,356)
Loss before income tax provision	(9,567)	132	(9,435)	(17,939)	419	(17,520)
Income tax benefit	9	—	9	(148)	187	39
Net loss	(9,576)	132	(9,444)	(17,791)	232	(17,559)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(24.79)	$0.34	$(24.45)	$(46.98)	$0.61	$(46.37)

Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Sales and marketing	$2,619	$(14)	$2,605	$11,990	$(54)	$11,936
General and administrative	3,872	(88)	3,784	13,488	(451)	13,037
Research and development	588	(5)	583	2,096	(21)	2,075
Loss on impairment of intangible assets	6,947	482	7,429	6,947	482	7,429
Total operating expenses	14,027	375	14,402	34,904	(44)	34,860
Operating loss	(11,926)	(375)	(12,301)	(29,702)	44	(29,658)
Loss before income tax provision	(12,174)	(375)	(12,549)	(30,113)	44	(30,069)
Income tax benefit	(363)	—	(363)	(511)	187	(324)
Net loss	(11,811)	(375)	(12,186)	(29,602)	(143)	(29,745)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(26.18)	$(0.83)	$(27.01)	$(73.43)	$(0.36)	$(73.79)

Condensed Consolidated Statement of Other Comprehensive loss for the three months ended March 31, 2022

	Three Months Ended March 31, 2022
	As Previously
	Stated	Adjustments	As Restated
Net loss	$(8,215)	$100	$(8,115)
Comprehensive loss	(8,194)	100	(8,094)

Condensed Consolidated Statement of Other Comprehensive Loss for the three and six months ended June 30, 2022

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Net loss	$(9,576)	$132	$(9,444)	$(17,791)	$232	$(17,559)
Comprehensive loss	(9,577)	132	(9,445)	(17,771)	232	(17,539)

Condensed Consolidated Statement of Other Comprehensive Loss for the three and nine months ending September 30, 2022

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Net loss	$(11,811)	$(375)	$(12,186)	$(29,602)	$(143)	$(29,745)
Comprehensive loss	(11,807)	(375)	(12,182)	(29,578)	(143)	(29,721)

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance December 31, 2021	$622,924	$(525)	$622,399	$(576,760)	$(1,213)	$(577,973)	$46,072	$(1,738)	$44,334
Net loss	—	—	—	(8,215)	100	(8,115)	(8,215)	100	(8,115)
Stock-based compensation expense, net	747	(28)	719	—	—	—	747	(28)	719
Balance March 31, 2022	623,671	(553)	623,118	(584,975)	(1,113)	(586,088)	38,625	(1,666)	36,959

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2022

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance March 31, 2022	$623,671	$(553)	$623,118	$(584,975)	$(1,113)	$(586,088)	$38,625	$(1,666)	$36,959
Net loss		—		(9,576)	132	(9,444)	(9,576)	132	(9,444)
Stock-based compensation expense, net	823	(53)	770	—	—	—	823	(53)	770
Balance June 30, 2022	626,986	(606)	626,380	(594,551)	(981)	(595,532)	32,363	(1,587)	30,776

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2022

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance December 31, 2021	$622,924	$(525)	$622,399	$(576,760)	$(1,213)	$(577,973)	$46,072	$(1,738)	$44,334
Net loss	—	—	—	(17,791)	232	(17,559)	(17,791)	232	(17,559)
Stock-based compensation expense, net	1,570	(81)	1,489	—	—	—	1,570	(81)	1,489
Balance June 30, 2022	626,986	(606)	626,380	(594,551)	(981)	(595,532)	32,363	(1,587)	30,776

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2022

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance June 30, 2022	$626,986	$(606)	$626,380	$(594,551)	$(981)	$(595,532)	$32,363	$(1,587)	$30,776
Net loss	—	—	—	(11,811)	(375)	(12,186)	(11,811)	(375)	(12,186)
Stock-based compensation expense, net	387	(28)	359	—	—	—	387	(28)	359
Balance September 30, 2022	627,373	(634)	626,739	(606,362)	(1,356)	(607,718)	20,943	(1,990)	18,953

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2022

	Additional Paid-In Capital			Accumulated Deficit			Total Equity
	As Previously			As Previously			As Previously
	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated	Stated	Adjustments	As Restated
Balance December 31, 2021	$622,924	$(525)	$622,399	$(576,760)	$(1,213)	$(577,973)	$46,072	$(1,738)	$44,334
Net loss	—	—	—	(29,602)	(143)	(29,745)	(29,602)	(143)	(29,745)
Stock-based compensation expense, net	1,957	(109)	1,848	—	—	—	1,957	(109)	1,848

Balance September 30, 2022	627,373	(634)	626,739	(606,362)	(1,356)	(607,718)	20,943	(1,990)	18,953

Condensed Consolidated Statement of Cash Flow for the three months ended March 30, 2022

	Three Months Ended March 31, 2022
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(8,215)	$100	$(8,115)
Stock-based compensation	747	(28)	719
Deferred income tax benefit	(187)	187	—
Accounts payable and accrued liabilities	420	(180)	240
Other	79	(79)	—

Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2022

	Six Months Ended June 30, 2022
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(17,791)	$232	$(17,559)
Stock-based compensation	1,570	(81)	1,489
Deferred income tax benefit	(188)	188	—
Accounts payable and accrued liabilities	1,681	(181)	1,500
Other	158	(158)	—

Condensed Consolidated Statement of Cash Flow for the nine months Ended September 30, 2022

	Nine Months Ended September 30, 2022
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(29,602)	$(143)	$(29,745)
Loss on impairment of intangible assets and goodwill	6,947	482	7,429
Stock-based compensation	1,957	(109)	1,848
Deferred income tax benefit	(555)	187	(368)
Accounts payable and accrued liabilities	129	(180)	(51)
Other	237	(237)	—

(4)	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

 Reverse Stock Splits

On December 23, 2022, at the commencement of trading, the Company effected a 1-for-50 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.

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

Upon completion of the business combination on June 15, 2021, with Obalon, the transaction was treated as a “reverse acquisition” for financial accounting purposes. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC, for further details see Note 12.

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

Restricted Cash

Restricted cash represents $100 thousands and $50 thousand at December 31, 2022 and 2021, respectively, related to a collateral money market account maintained by the Company as collateral in connection with corporate credit cards with Silicon Valley Bank.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$3,855	$22,765
Restricted cash	100	50
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$3,955	$22,815

 Accounts Receivable

The majority of the Company’s accounts receivable arise from direct product sales and sales of products under consignment arrangements, and have payment terms that generally require payment within 30 to 90 days. The Company provides reserves against accounts receivable for estimated losses that may result form a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve.

At December 31, 2022, the Company had one customer that accounted for 20.4% of the Company’s total accounts receivable. At December 31, 2022, the Company has reserved approximately $0.1 million related to the outstanding receivable balance related to this customer.

Inventory

The Company accounts for inventory at the lower of cost or net realizable value, where net realizable value is based on market prices less costs to sell. The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue. The allowance for excess and slow-moving inventory was $1.0 million and $0.8 million at December 31, 2022 and 2021, respectively.

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

Finite-lived intangible assets primarily consist of developed technology and trademarks/tradenames and are being amortized on a straight-line basis over their estimated useful lives. See Note 8 for additional information.

We evaluate long-lived assets, including finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows. The Company recorded an impairment to developed technology and IPR&D intangible assets for the year ended December 31, 2022, and recorded an impairment to goodwill and IPR&D for the year ended December 31, 2021, for further details see Note 8 and Note 9.

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

Advertising Cost

Advertising costs are expensed as incurred and totaled $6.8 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company applies ASC 718 Compensation — Stock Compensation and accordingly records compensation expense for stock options over the vesting or service period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company’s stock-based compensation plans are more fully described in Note 16.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the pre-funded warrants, see Note 13, that were reclassified from warrant liability to equity as a result of the reverse stock split. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For purposes of basic and diluted per share computations, loss from continuing operations and net loss are reduced by the down round adjustments for convertible preferred stock and warrants.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2022	2021
Stock options	21,416	17,701
Unvested restricted stock units	4,530	34,227
Convertible preferred stock	10	10
Warrants	193,476	139,047

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

Substantially all of the Company’s revenue is denominated in U.S. dollars. Only a small portion of revenue and expenses are denominated in foreign currencies, principally the Australian dollar and Euro for 2022 and 2021. The Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 9 regarding the impairment of developed technology, goodwill and IPR&D, Note 10 regarding the fair value of debt instruments and Note 14 regarding fair value measurements and inputs of warrants.

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

Various other accounting standards and interpretations have been issued during 2022 effective dates and effective dates subsequent to December 31, 2021. The Company has evaluated the recently issued accounting pronouncements that are currently effective or will be effective in 2022 and believe that none of them have had or will have a material effect on the Company’s financial position, results of operations or cash flows.

(5)	Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue, partially due to the unpredictability of COVID-19, which has resulted and may continue to result in a slow-down of elective surgeries and restrictions in some locations, and supply chain disruptions. As of December 31, 2022, the Company had net working capital of approximately $2.4 million, primarily due to cash and cash equivalents and restricted cash of $4.0 million. The Company’s principal source of liquidity as of December 31, 2022, consisted of approximately $4.0 million of cash and cash equivalents and restricted cash, and $2.2 million of accounts receivable. On February 8, 2023, the Company completed a public offering, which the Company received approximately $9.4 million in cash and cash equivalents after deducting underwriting expenses, commissions and offering expenses. Based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place ReShapeCare and ReShape Marketplace as an extension, (iii) marketing efforts to increase brand recognition, create customer awareness and increase the patient demand, (iv) continue development of the DBSN device, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, including Lap-Band 2.0. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $624.2 million. The Company also expects to incur a net loss and negative cash flows from operations for 2023.

The Company may be required to raise additional capital, however, there can be no assurance as to whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates or testing products that the Company would otherwise plan to develop.

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

COVID-19 and Supply Chain Disruptions Risk and Uncertainties

The impact of the COVID-19 outbreak has subsided substantially in the U.S. but continues to result in reduced activity levels outside of the U.S., such as continued restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes or places of business.

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw materials, lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been significant to our financial performance. The consequences of global supply chain instability, inflationary cost increases and the pandemic, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial.

(6)	Supplemental Balance Sheet Information (As Restated)

Inventory

	December 31,	December 31,
	2022	2021
Raw materials	$832	$829
Sub-assemblies	864	682
Finished goods	1,915	1,492
Total inventory	$3,611	$3,003

Prepaid expenses and other current assets:

	December 31,	December 31,
	2022	2021
		As Restated
Prepaid insurance	$78	$419
Prepaid advertising and marketing	3	698
Other current assets	84	188
Total prepaid expenses and other current assets	$165	$1,305

Accrued and other liabilities:

	December 31,	December 31,
	2022	2021
		As Restated
Payroll and benefits	$1,829	$1,527
Accrued legal settlements	1,775	180
Customer deposits	510	549
Taxes	119	326
Accrued insurance premium	—	301
Accrued professional	316	300
Other liabilities	491	185
Total accrued and other liabilities	$5,040	$3,368

(7)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
Machinery and equipment	$582	$955
Furniture and equipment	27	38
Computer hardware and software	136	135
Tooling and molds	199	236
Leasehold improvements	19	23
Construction in progress	66	407
	1,029	1,794
Less accumulated depreciation and amortization	(331)	(340)
Property and equipment, net	$698	$1,454

Depreciation expense for the years ended December 31, 2022 and 2021, was approximately $330 thousand and $232 thousand, respectively.

(8)	Goodwill and Intangible Assets (As Restated)

The consolidated intangible assets consist of the following:

	December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$5,989	$(5,805)	$184
Trademarks/Tradenames	10.0	462	(386)	76
Total		$6,451	$(6,191)	$260

	December 31, 2021
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.8	$17,092	$(4,467)	$12,625
Trademarks/Tradenames	10.0	2,045	(790)	1,255
Covenant not to compete	3.0	76	(76)	—
		19,213	(5,333)	13,880
Indefinite-lived intangible assets:
In-process research and development	indefinite	6,947	—	6,947
Total		$26,160	$(5,333)	$20,827

The gross amount and accumulated impairment loss of indefinite-lived intangible assets are as follows (in thousands):

	December 31,
	2022	2021
Gross amount	$20,721	$20,721
Accumulated impairment loss	(20,721)	(13,774)
Indefinite-lived intangible assets, net	$—	$6,947

Amortization expense for the years ended December 31, 2022 and 2021, was approximately $1.8 million and $1.7 million, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year ending December 31,
2023	$44
2024	44
2025	44
2026	44
2027	44
Thereafter	40
$260

In connection with the merger with Obalon, ReShape recorded $23.5 million of goodwill which has been fully impaired, see Note 12 for details of the acquisition and Note 9 for details of the impairment.

(9)	Impairment of Intangible Assets and Goodwill (As Restated)

As of December 31, 2022, the Company determined a triggering event occurred due to the decline in the Company’s market capitalization, and as such, the Company performed an impairment analysis of the long-lived assets. It was determined the developed technology related to the Obalon Balloon was fully impaired, as the Company has not been able to start up production or find a partner to manufacture the Obalon Balloon system. Based on this the Company has no current projections for revenues related to the Obalon Balloon and has fully impaired the asset of approximately $2.4 million. Additionally, due to the continuance of COVID-19, the Company has revised the near-term projected revenues related to the Lap-Band asset group and has recognized an impairment charge to both the developed technology and tradenames of approximately $8.4 million and $0.5 million, respectively. The fair value of the Lap-Band developed technology was estimated using an income approach using Level 3 assumptions which included discounting projected future net cash flows to their present value, with a discount rate of 17.9%.

The Company also determined a triggering event occurred, as the Company elected to stop the clinical trials for the ReShape Vest and was closing out the previous trial that occurred, as significant additional clinical work and cost would be required to achieve regulatory approval. Additionally, the Company currently does not plan to pursue the development of the ReShape Vest. As such, the Company determined the carrying value of the IPR&D asset and related trademarks were impaired and recognized non-cash impairment charge of approximately $6.9 million and $0.5 million, respectively, on the consolidated balance sheet as of December 31, 2022, which reduced the value of these assets to zero.

As of December 31, 2021, the Company determined a triggering event occurred due to the decline in the Company’s market capitalization, coupled with the delayed effects of the COVID-19 pandemic, and as such, the Company performed an impairment analysis of IPR&D. Due to continued delays in the clinical trials experienced during the COVID-19 restrictions, the Company revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the near-term future net cash flows related to the ReShape Vest. As a result, the Company performed a quantitative impairment analysis and recorded a one-time nonrecurring impairment charge of $7.2 million, for the excess of the carrying value over the estimated fair value. The fair value of the IPR&D was estimated using an income approach using Level 3 assumptions which included discounting the revised projected future net cash flows to their present value, with a discount rate of 21.7%. The Company also assessed the recoverability of the finite-lived intangible assets and did not identify any impairment as a result of this analysis.

As of December 31, 2021, the Company determined due to a decrease in market capitalization, that it is more likely than not that the fair value of net assets are below their carrying amounts and, therefore, the Company performed a goodwill impairment test. The Company estimated the fair value of the goodwill using a combination of the income and market approach, and then the carrying amount including the goodwill to the fair value. Since the fair value was less than the carrying amount, we calculated the goodwill impairment as the difference between the fair value and carrying value. As the difference was greater than the carrying amount of the goodwill the Company impaired the entire balance of $23.5 million.

(10)	Debt

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

Credit Agreement

On January 19, 2021, the Company and the Lender entered into an amendment to the credit agreement that increased the amount available under delayed draw term loans by $1.0 million, which was used to fund the $1.0 million escrow fund securing the termination fee under the Merger Agreement and issued an additional 20,000 Series G Warrants. The Company evaluated the accounting related to the amendment and in conjunction with the warrants issued. Based on this analysis the Company determined the agreements are substantially different and extinguished the original credit agreement and recorded the amended credit agreement as a new debt at a fair value of $10.0 million. As a result, the Company recorded a debt discount of approximately $0.5 million and a $3.0 million loss on extinguishment of debt, which is comprised of the fair value of the warrants and unamortized debt issuance cost with the original credit agreement, offset by the debt discount. Pursuant to the amendment of the credit agreement, the maturity date of the loans are March 31, 2021 and the loans bear interest at LIBOR plus 2.5%.

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

On June 28, 2021, the Company entered into a warrant exercise agreement with existing investors, including the Lender, to exercise certain outstanding warrants. For further details on this transaction see Note 14. The Company used some of the proceeds from this transaction to pay off the $10.5 million of debt outstanding under the credit agreement. At December 31, 2021, there was no outstanding amount under the credit agreement.

(11)	Leases

The Company had noncancelable operating leases for office and warehouse space in San Clemente and Carlsbad, California, as well as and noncancelable operating leases for certain office equipment that expire at various dates through 2022. On March 13, 2023 we entered into a lease for approximately 5,038 square feet at 18 Technology Drive, Suite 110, Irvine, California 92618 and intend to relocate our principal executive offices from our current San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

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

Operating lease costs for the years ended December 31, 2022 and 2021, were $0.7 million and $0.6 million, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	December 31,	December 31,
Balance Sheet information	2022	2021
Operating lease ROU assets	$171	$266

Operating lease liabilities, current portion	$171	$279
Total operating lease liabilities	$171	$279

Cash flow information for the year ended December 31,	2022	2021
Cash paid for amounts included in the measurement of operating leases liabilities	$560	$565

Maturities of operating lease liabilities at December 31, 2022 were as follows:

2023	174
Total lease payments	174
Less: imputed interest	3
Total lease liabilities	$171

Weighted-average remaining lease term at end of period (in years)	0.5
Weighted-average discount rate at end of period	5.1%

(12)	Acquisition (As Restated)

On June 15, 2021, the Company completed the merger with Obalon, which was treated as a reverse acquisition for accounting purposes, for an aggregate purchase price of $30.6 million. This includes the issuance of 66,801 shares of common stock valued at $30.6 million at the closing market price of the day of merger and the cancellation of 53,607 shares of common stock. As a result of the controlling interest of the former shareholders of ReShape, for financial statement reporting and accounting purposes, ReShape was considered the acquirer under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction in substance whereas the historical assets and liabilities of Obalon before the business combination were replaced with the historical financial statements of ReShape in all future filings with the SEC. Acquisition related costs of $2.3 million were recorded in general and administrative expense for the year ended December 31, 2021.

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

(As Restated)
Current assets	$5,887
Property and equipment, net	796
Right-of-use assets	335
Goodwill	23,463
Developed technology	2,730
Liabilities assumed	(2,650)
Total purchase price	30,561
Less: cash acquired	(5,207)
Total purchase price, net of cash acquired	$25,354

As part of the merger, the Company assumed warrants agreements previously entered into by Obalon that contained a fundamental transaction provision that provide the holders a cash payment based on a Black-Scholes valuation of the warrants. This clause was valid for 30 days subsequent to the date of the transaction. The merger was considered a fundamental transaction provision that allowed the holder to redeem the warrants for cash. The Company performed a preliminary valuation of these warrants and recorded a liability at the time of the merger of $2.0 million. The Company completed its valuation of these warrants which resulted in a liability for the warrants of $1.3 million, the decrease of $0.7 million, to the liability had a corresponding decrease to goodwill. The Company had one of the holders exercise the fundamental transaction option, and rather than paying cash both parties agreed on the Company issuing shares of common stock and new warrants to this investor. See Notes 13 and 14 below for additional details. As the 30 day period passed, the Company valued the remaining warrants using a Black-Scholes model with an exercise price ranging from $13.20 to $15.00 per share, a risk free rate of 0.44%, a volatility rate of 122.1% and a dividend rate of 0. This resulted in a total fair value of $0.9 million as of July 15, 2021, with the change in fair value being recognized as a component of warrant expense. The ending liability of $0.5 million was reclassified from a current liability to additional paid-in capital.

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. The developed technology has been capitalized at fair value as an intangible asset with an estimated life of 15 years. The developed technology was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return, using nonrecurring Level 3 inputs. The discount rate used was 22.0%. For the year ended December 31, 2021, the Company impaired the goodwill due to the decline in market capitalization. For further details see Note 9.

Obalon’s results of operations have been included in our financial statements for the periods subsequent to the consummation of the Merger on June 15, 2021. Obalon contributed no revenue and a net loss of $2.0 million, in addition to the $23.5 million of loss on impairment of goodwill, for the period from June 16, 2021 through December 31, 2021.

Pro Forma Results of Operation (Unaudited)

The following table summarizes the results of operations of the above mentioned acquisition from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of acquisition been January 1, 2021:

	Revenue	Net Loss
(As Restated)	(Unaudited)	(Unaudited)
Combined entity: Supplemental pro forma from January 1, 2021 to December 31, 2021	$13,432	$(71,178)

The information present above is for illustrative purpose only and is not necessarily indicative or results that would have been achieved if the acquisitions had occurred as of the beginning of our 2021 reporting period.

(13)	Equity

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

The Company had the following equity transactions during the years ended December 31, 2022 and 2021:

November 2022 Sale of Common Stock

On November 8, 2022, the Company entered into a securities purchase agreement with an existing accredited investor, to issue and sell 47,851 shares of common stock, 2,500 shares of Series D Mirroring Preferred stock for $0.001 per share, which automatically terminated subsequent to the shareholder meeting on December 14, 2022, and prefunded warrants to purchase an aggregate of 9,841 shares of common stock. Each share of common stock was sold at a price of $13.00 per share, and each pre-funded warrant was sold at an offering price of $12.95 per share underlying such pre-funded warrants, for aggregate gross proceeds of $750,000 before deducting the placement agent’s fees and offering expenses. Under the purchase agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 57,693 shares of common stock. The Company intends to use the remainder of the net proceeds for commercial growth, working capital and general corporate purposes.

In connection with the offering, the Company also entered into a warrant amendment agreement with the investor. Under the warrant amendment agreement, the Company agreed to amend certain existing warrants to purchase up to 106,963 shares of common stock that were previously issued to the investor, with an exercise price of $33.33 per share and expiration dates of June 2026 and December 2029, in consideration of their purchase of securities in the offering as follows: (i) lower the exercise price of the existing warrants to $15.00 per share, (ii) provide the existing warrants as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the expiration date of the existing warrants with an expiration date of June 2026 by five and one-half years following the close of the offering.

June 2022 Exercises of Warrants for Common Stock

On June 16, 2022, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 74,773 shares of common stock. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 74,773 shares (equal to 100% of the shares of common shares exercised) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section (4)(2) of the Securities Act. In connection with the exercise, the Company also agreed to reduce the exercise price of the existing warrants and 32,190 remaining unexercised warrants from $300.00 to $33.33 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq prior to the execution of the warrant exercise agreement. For further details see Note 14 below.

The gross proceeds to the Company from the exercise was approximately $2.5 million, prior to deducting warrant inducement agent fees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for commercial growth, working capital and general corporate purposes.

August 2021 Issuance of Common Stock for Services

On August 11, 2021, the Company entered into a consulting agreement in which the Company issued to the consultant 750 shares of restricted common stock for the consulting services in a private placement in reliance on Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The shares were deemed earned on the day of the agreement and will become unrestricted six months after the agreement date which is when the contract term ends. The value of the securities were included as a component of prepaid expenses and is amortized over the contract term.

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

Subject to the terms and conditions set forth in the Exchange Agreement and, in reliance on Section 3(a)(9) of the Securities Act, in lieu of the Black Scholes Payment, the Company and the Investors agreed to exchange all of the Exchange Warrants for (a) a total of 10,098 shares of common stock, which was calculated by dividing the Black Scholes Payment by $201.90, which was equal to 95% of the closing market price of the Company’s common stock on the Nasdaq on July 16, 2021 and (b) new warrants to purchase up to a total of 8,000 shares of common stock at an exercise price of $201.90 with a term of five years. For further details on the warrants see Note 14 below.

June 2021 Exercises of Warrants for Common Stock

On June 28, 2021, the Company entered into a warrant exercise agreement with existing investors to exercise certain outstanding warrants to purchase up to an aggregate of 158,588 shares of the Company’s common stock, which 142,617 of the shares were issued in July in accordance with the terms of the warrant exercise agreement. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 118,941 shares (equal to 75% of the shares of common stock issued in connection with the exercise) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The investors paid a cash purchase price for the New Warrants equal to $4.69 per share of common stock underlying the New Warrants. In connection with the exercise, the Company also agreed to reduce the exercise price of certain of the existing warrants to $300.00, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq prior to the execution of the warrant exercise agreement. For further details on the warrants see Note 14 below.

The gross proceeds to the Company from the Exercise and the sale of the New Warrants was approximately $45.5 million, prior to deducting placement agent fees and estimated offering expenses. The Company used approximately $10.8 million to pay off the credit agreement, including $10.5 million of debt and $0.3 million of accrued interest under its secured credit agreement dated March 25, 2020, as amended, see Note 10 above for further details. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.

On June 18, 2021, the Company issued 4,000 shares of common stock to investors, and on June 21, 2021, the Company issued 3,754 shares of common stock to investors, as an exercise of pre-funded warrants issued in connection with the September 2019 private placement transactions. The Company received approximately $0.1 million in connection with the exercises.

Common Stock Issued Related to Stock Awards and Options

Restricted Stock Units

The Company issued restricted stock units (“RSUs”) to certain members of the management and Board of Directors. During the year ended December 31, 2022, the Company issued 50,131 shares of common stock subject to the vesting of the awards, of which 28,769 shares of common stock were related to bonus in-leu of cash.

During the year ended December 31, 2021, the Company issued 37,986 shares of common stock subject to the vesting of the awards. For further details see Note 14.

Exercise of Stock Options

There were no exercises of stock options during the year ended December 31, 2022.

On September 15, 2021, the Company issued 1,454 shares of common stock related to the exercise of previous Obalon employees exercising stock option awards. The Company received $0.2 million related to this exercise.

On July 13, 2021, the Company issued 364 shares of common stock related to the exercise of previous Obalon employees exercising stock option awards. The Company received $42 thousand related to this exercise.

On June 18, 2021, the Company issued 1,838 shares of common stock related to the exercise of previous Obalon employees exercising stock option awards. The Company received $0.2 million related to this exercise.

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

(14)	Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity and debt financings. See Note 13 for additional information about equity financings and the related issuance of warrants. Warrant activity was as follows:

	Shares
Balance December 31, 2020	161,050
Obtained due to merger	17,505	(1)
Issued	138,215	(2)
Exercised	(177,723)	(3)
Cancelled	—
Balance December 31, 2021	139,047
Issued	145,192	(4)
Exercised	(84,614)	(5)
Cancelled	(6,149)
Balance December 31, 2022	193,476
(1)	Obalon’s warrants outstanding at the time of the merger with the 1-for-3 reverse stock split adjustment. In addition, this amount includes,10,098 warrants converted into common shares in July of 2021, see Note 13 for further details.
(2)	Warrants issued in 2021 includes 11,274 of Series G warrants and 126,941 of warrants issued to various institutional investors.
(3)	Warrants exercised in 2021 includes 37,581 Series A warrants at an exercise price of $234.00 per share, 1,285 Series C pre-funded warrants at an exercise price of $10.50 per share, 37,581 Series E warrants at an exercise price of $300.00 per share, 7,754 Series F pre-funded warrants at an exercise price of $10.50 per share, and 83,428 Series G warrants with exercise prices ranging from $288.50 per share to $300.00 per share, and an exchange of 10,098 warrants for common stock.
(4)	Warrants issued in 2022 includes 74,773 reload warrants, 57,693 common stock purchase warrants, 2,885 representative’s warrants, and 9,841 pre-funded warrants.
(5)	Warrants exercised in 2022 includes 74,773 reload warrants at an exercise price of $33.33 per share, and 9,841 pre-funded warrants at an exercise price of $0.05 per share.

Warrant Assumptions – 2022 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the new warrants issued during 2022, using a Black-Scholes model:

	Warrants	Strike Price	Volatility	Remaining Life	Risk Free Rate
Reload warrants - June 2022	74,773	$33.33	64.8%	7.5	3.32%
Reload warrants - November 2022	57,693	$15.00	84.3%	5.5	4.21%
Representative's warrants	2,885	$15.00	84.3%	5.0	4.23%
Pre-funded warrants	9,841	$0.05	84.3%	5.5	4.21%

Warrant Assumptions – 2021 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the Series G warrants issued during 2021, using a Black-Scholes model:

	Warrants	Strike Price	Volatility	Remaining Life	Risk Free Rate
January 19, 2021	11,274	$310.50	97.1%	5.0	0.45%
June 28, 2021	118,941	$300.00	97.6%	5.0	0.9%
July 16, 2021	8,000	$202.00	157.7%	5.0	0.79%

(15)	Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by geography:

	Year Ended
	December 31,
	2022	2021
United States	$9,230	$10,297
Australia	688	1,039
Europe	1,252	2,127
Rest of world	70	137
Total revenue	$11,240	$13,600

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and Rest of World (primarily in the Middle East). All regions sell the Lap-Band product line, which consisted of nearly all our revenue and gross profit for the years ended December 31, 2022 and 2021. During the second half of 2020 the Company launched ReShapeCare, which had minimal revenue for the years ended December 31, 2022 and 2021. The Company anticipates generating more ReShapeCare revenue during 2022. There was no revenue or gross profit recorded for the DBSN device in 2022 or 2021 because these two products are still in the development stage. During June 2021, the Company merged with Obalon, which had no revenues for the years ended December 31, 2022 and 2021.

The Company has one operating segment based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer, or “CODM”). The Company’s CODM evaluates segment performance based on revenue and gross profit at the consolidated level. The CODM does review revenue based on domestic and international. As such, the Company believes reporting revenue based on territory is useful to the user of the financial statements.

(16)	Stock-based Compensation(As Restated)

The ReShape Lifesciences Inc. 2022 Equity Incentive Plan (the “Plan”) became effective December 14, 2022, and provides for the grant of stock options or other stock-based awards to employees, officers, non-employee directors and outside consultants of the Company. The maximum number of shares of common stock that will be available for issuance under this Plan was originally 105,000 shares; provided however, that the aggregate number of shares that may be issued under all awards under the Plan will automatically increase on an annual basis on the first day of each year beginning in 2023 such that the aggregate number of shares that may be issued under all awards under this Plan equals 15% of the total number of shares of Common Stock, on a converted basis, on the last day of the immediately preceding fiscal year. Under the 2003 Stock Incentive Plan, as amended in 2018 (the “Prior Plan”), as of January 1, 2022, there were 82,142 shares available under the Prior Plan and there were 30,215 shares of common stock available for issuance under the Prior Plan.

The Plan is administered by the committee, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. Options granted under the Plan expire no later than ten years from the date of grant. The exercise price of each option may not be less than 100% of the fair market value of the common stock at the date of grant, except if an incentive stock option is granted to a Plan participant possessing more than 10% of the Company’s common stock, as defined by the Plan, the exercise price may not be less than 110% of the fair value of the common stock at the date of grant. Employee stock options generally vest over four years.

Stock Options

A summary of the status of the Company’s stock options are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2020	1	$106,534,131.00		$—
Vested options obtained due to merger	7,329	1,794.00
Options granted	15,814	181.00
Options exercised	(3,654)	114.00
Options cancelled	(1,788)	51,261.50
Outstanding at December 31, 2021	17,702	398.57		$—
Options granted	11,201	59.00
Options exercised	—	—
Options cancelled	(7,487)	139.16
Outstanding at December 31, 2022	21,416	311.65	7.2	$—
Exercisable at December 31, 2022	14,659	412.85	6.7	—
Vested and expected to vest at December 31, 2022	21,416	311.65	7.2	—

As of December 31, 2022, stock options under the Plan that were outstanding, exercisable and vested, and expected to vest, had no intrinsic value. The unrecognized share-based expense at December 31, 2022 was $0.7 million and will be recognized over a weighted average period of 2.5 years.

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

Expected Volatility – The expected volatility factor is based on the volatility of the Company’s common stock.

Risk-free Interest Rate – The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the expected term of the stock options.

Expected Dividend Yield – The expected dividend yield is based on the Company’s historical practice of paying dividends on its common stock.

The Company’s weighted average assumptions used to estimate fair value of stock options granted were as follows:

	Year Ended December 31,
	2022	2021
		As Restated
Risk-free interest rate	2.67%	1.19%
Expected term (in years)	6.25	6.25
Expected dividend yield	0%	0%
Expected volatility	80.40%	82.68%

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the year ended December 31, 2022, were as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2020	—	$—
Granted	72,212	218.00
Vested	(37,986)	218.00
Cancelled/Forfeited	—	—
Unvested RSUs at December 31, 2021	34,226	218.00
Granted	32,777	16.92
Vested (1)	(50,131)	97.44
Cancelled/Forfeited	(12,342)	189.88
Non-vested RSUs at September 30, 2022	4,530	174.01
(1)	At December 31, 2022, there were 278 shares of common stock related to RSU awards that have vested and the shares were not released to the participants until January of 2023.

The fair value of each RSU is the closing price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to RSUs at December 31, 2022 was $0.7 million and is expected to be recognized over a period of 1.6 years.

Compensation expense related to stock options was recognized as follows:

	Year Ended
	December 31,
	2022	2021
		As Restated
Sales and marketing	$280	$949
General and administrative	1,494	10,126
Research and development	313	1,152
Total stock-based compensation expense	$2,087	$12,227

(17)	Income Taxes (As Restated)

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2022	2021
Deferred:		As Restated
Federal	$(293)	$(218)
State	(76)	(30)
Foreign	(54)	—
Deferred income tax benefit	(423)	(248)
Current:
Federal	30	—
State	9	11
Foreign	4	(37)
Total income tax benefit, net	$(380)	$(274)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021
		As Restated
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	3.8%	3.3%
Stock warrant valuation	—%	(2.0)%
Goodwill impairment	—%	(7.8)%
Stock-based compensation	—%	(12.0)%
Other permanent differences	(1.9)%	(3.8)%
Change in state tax rate	0.3%	(1.0)%
Foreign rate differential	(0.2)%	—%
Net operating loss true up	—%	0.3%
Other adjustments	2.8%	0.3%
Change in valuation allowance	(25.0)%	2.1%
Effective income tax rate	0.8%	0.4%

A reconciliation of the beginning and ending amount of uncertain tax positions are as follows:

	2022	2021
		As Restated
Uncertain gross tax positions, January 1	$1,052	$—
Current year tax positions	—	—
Increase in prior year tax positions	—	1,052
Settlements	—	—
Lapse of statute of limitations	—	—
Uncertain gross tax positions, December 31	$1,052	$1,052

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:		As Restated
Start-up costs	$1,137	$1,225
Capitalized research and development costs	272	408
Reserves and accruals	1,157	1,679
Property and equipment	—	—
Intangible assets	4,597	—
Research and development credit	2,492	2,492
Lease liability	43	74
Net operating loss carryforwards	63,424	55,725
State and local taxes	2	2
Total gross deferred tax assets	73,124	61,605
Valuation allowance	(72,945)	(61,231)
Deferred tax assets, net of valuation allowance	179	374
Property and equipment	(80)	(23)
Intangible assets	—	(648)
Operating lease right-of-use assets	(43)	(70)
Total gross deferred tax liabilities	(123)	(741)
Deferred income taxes, net	$56	$(367)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses and projections of losses in future periods, the Company provided a valuation allowance at both December 31, 2022 and 2021. The remaining net deferred tax asset at December 31, 2022 is the remaining balance of the Netherlands net operating loss. A valuation allowance is not applicable to this entity, as they historically produce income and utilize their net operating loss carryforward. The deferred tax liability at December 31, 2021 is the result of the deferred tax liability associated with the indefinite-lived intangible asset less the deferred tax asset associated with U.S. federal net operating loss that do not expire. In 2022, the indefinite-lived intangible asset became fully impaired. The Company has a policy that NOL’s are shown gross with valuation allowances with respect to IRC 382 limitations.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of $207.9 million and $182.0 million, respectively. Of the total U.S. federal net operating loss carryforwards at December 31, 2022, $6.3 million is subject to a 20 year carryover period and begin expiring in 2023. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $329.1 million and $280.7 million at December 31, 2022 and 2021, respectively and had foreign net operating loss carryforwards of $0.2 million at both December 31, 2022 and 2021. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2022, the net effect of any further limitation will have no impact on results of operations. In 2021, the Company completed an IRC Section 382 review and determined that ownership changes had occurred, which resulted in the determination that $82.5 million and $91.0 million of U.S. federal and state net operating losses, respectively would expire unused. Additionally, it was determined that $3.4 million of U.S. federal research and development credits would also expire unused. Due to the valuation allowance against deferred tax assets at December 31, 2021, the net effect of this, and any further, limitation will have no impact on results of operations. These are not included in the gross benefit of the net operating losses, presented in the table above.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2022 and 2021. The Company’s policy is to classify interest and penalties related to income tax expense as tax expense. As of December 31, 2022, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

The Inflation Reduction Act (IRA) was enacted on August 16, 2022 and includes a new corporate alternative minimum tax based on book income, an excise tax on stock buybacks, and other items such as tax incentives for energy and climate initiatives. There is no impact to the Company at this time, however this may change depending on each year’s differing facts and activities. The Company will continue to monitor this over time.

(18)	Commitments and Contingencies

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $0.8 million at December 31, 2022. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2022 and 2021, approximately $0.3 million and $0.9 million, respectively, was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase Commitments

The Company generally purchases its products and accessories from a limited group of third-party suppliers through purchase orders. The Company had $2.9 million of purchase commitments as of December 31, 2022, for which the Company has not received the goods or services and which are expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary inventory to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also seeks reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On December 6, 2022, the Supreme Court of the State of New York ruled in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full. The Company has accrued the $1.35 million, for the ruling and $0.2 million, of accrued interest at December 31, 2022.

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

The Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition, other than what was disclosed above. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result the Company may be involved in various legal proceedings from time to time.

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

(19)	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, except as described below.

On March 13, 2023 we entered into a lease for approximately 5,038 square feet at 18 Technology Drive, Suite 110, Irvine, California 92618 and intend to relocate our principal executive offices from our current San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

Silicon Valley Bank (SVB) was closed on March 10, 2023, by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of SVB to Silicon Valley Bridge Bank, N.A., a newly formed bridge bank that will be operated by the FDIC as it markets the institution to potential bidders. On March 12, 2023, the Department of the Treasury, Federal Reserve, and FDIC (collectively, the Agencies) announced that they were invoking the Systemic Risk Exception to the Federal Deposit Insurance Act to permit the FDIC to take action to fully protect all depositors of SVB, regardless of their deposit insurance coverage. In addition, the Agencies also announced that SVB depositors would have access to all their money starting March 13, 2023.

On March 10, 2023, the Company held approximately $9.7 million of insured and uninsured deposits at SVB. As of April 11, 2023, the Company transferred funds of approximately $7.0 million to Bank of America and $1.4 million remains deposited at SVB.

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering, but were issued separately and immediately separable upon issuance.

Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, are approximately $10.2 million. The Company intends to use the net proceeds of this offering to continue implementation of its growth strategies, for working capital and general corporate purposes.

The Company also granted the underwriters an option to purchase an additional 191,250 shares of common stock and/or additional warrants to purchase up to 286,875 shares of common stock, to cover over-allotments, of which Maxim Group LLC exercised its option to purchase additional warrants to purchase 286,875 shares of common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

Control Environment: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. The insufficient internal resources resulted in misstatements of our revenue recognition, stock based compensation, weighted average share calculation, disclosures of income taxes and expense cut off at period end.

Purchase Accounting: The Company did not design and maintain effective management review controls at a sufficient level of precision over the accounting for transactions related to the prepaid D&O insurance policy purchased in connection with the merger transaction in June 2021. This material weakness resulted in certain material corrections to the financial statements and in the restatement of the Company’s financial statements for the annual and interim consolidated financial statements for the year ended December 31, 2021, and the interim consolidated financial statements in the quarters in the year ended December 31, 2022.

Income Taxes: The Company did not design and maintain effective management review controls at a sufficient level of precision over the accounting for income taxes.

Journal entry access and review: The Company did not have effective processes to ensure that all journal entries were properly approved prior to being posted to the general ledger. Furthermore, a segregation of duties conflict is present as certain individuals have the ability to both prepare and post journal entries to the general ledger.

Information technology access and change management: A segregation of duties conflict is present as access and approval rights to the Company’s information technology systems are not reviewed on a timely basis. Furthermore, certain individuals have the ability to develop and deploy changes to production which could create a segregation of duties risk.

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

●	Hiring additional accounting personnel to ensure timely reporting of significant matters.
●	Designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls.
●	Designing and implementing formal processes, policies and procedures supporting our financial close process.
●	Design a formal review of a monthly journal entry report to ensure journal entries are appropriately approved within a timely manner.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2022.Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers, including their ages, as of December 31, 2022:

Name	Age	Position
Paul Hickey	58	President and Chief Executive Officer, Director
Thomas Stankovich	62	Chief Financial Officer

Paul Hickey has served as our President and Chief Executive Officer and as one of our directors since August 15, 2022. Mr. Hickey was previously the President and Chief Executive Officer of Altimate Medical Holdings, Inc., which designs and manufactures rehabilitation medical equipment including its EasyStand brand, from February 2020 to August 2022. Previously, from 2018 to 2020, he served as the President and Chief Executive Officer of Vertebral Technologies, Inc., a medical device company focused on implantable spinal devices. Prior to that, from 2016 to 2017, Mr. Hickey was Senior Vice President of Marketing and Reimbursement for EnteroMedics (now ReShape Lifesciences). Earlier in his career, he consulted for a variety of commercialized medical device companies and held positions of increasing responsibility at Zimmer Biomet. For the past four years, Mr. Hickey has served on the Board of Directors at Excelen Center for Bone and Joint Research and Education. Mr. Hickey earned a Bachelor’s degree from the University of Michigan and a Master’s from Washington University in Saint Louis.

Areas of Relevant Experience: Mr. Hickey’s significant experience leading medical device companies, including in his position as President and Chief Executive Officer of our company, makes him well-suited to serve as a member of the Board of Directors.

Thomas Stankovich has served as our Chief Financial Officer since October 2019. Mr. Stankovich has over 25 years of executive leadership experience as the CFO for multiple public and private healthcare companies. Prior to joining us, Mr. Stankovich spent the past nine years as the Global Senior Vice President and CFO of MP Biomedicals, a life sciences and molecular biology-diagnostics company. At MP Biomedicals he was responsible for financial planning and reporting, operations and strategy development along with the acquisition and integration of two international companies.  Prior to MP Biomedicals, Mr. Stankovich served as CFO at Response Genetics where he successfully led the company through their initial public offering. Additionally, he served as CFO for Cobalis Corporation and Ribapharm, where he also led the company through their initial public offering, which at the time became the second largest ever IPO in the biotechnology sector. Mr. Stankovich also held CFO positions at ICN International which later changed names to Valeant Pharmaceuticals.

Board of Directors

CLASS I DIRECTORS — Continuing in office until the 2023 Annual Meeting

Dan Gladney, age 70, has served as one of our directors since November 2015, as Chairman of our Board of Directors since October 2016 and as Executive Chair since July 2022. Mr. Gladney served as our President and Chief Executive Officer from November 2015 until March 2019. Prior to joining us, Mr. Gladney served as Chairman and Chief Executive Officer of Lanx, Inc., a medical device company focused on developing and commercializing innovative devices for spinal surgery. Prior to his time at Lanx, Inc., Mr. Gladney was a Healthcare Operating Partner at Norwest Equity Partners (NEP) from 2008 until 2010, where he was responsible for strategic planning, business growth and corporate governance for NEP portfolio companies and executing new investment opportunities for the firm. Prior to joining NEP, Mr. Gladney served as President and Chief Executive Officer of several medical device companies including Heart Leaflet Technologies and ACIST Medical Systems, both of which were acquired by The Bracco Group. He also served as Chairman, Chief Executive Officer and President of Compex Technologies, a publicly traded orthopedic and health and wellness electro therapy company, from 2002 until 2006. Mr. Gladney currently serves on the board of directors of Aria CV, Inc. and has been a member of a number of other private and public company boards. After the sale of Lanx, he acted as a private investor and small business consultant.

Areas of Relevant Experience: Mr. Gladney’s significant experience leading medical device companies, as well as his position as former President and Chief Executive Officer of ReShape Lifesciences and his experience with commercialization of medical device companies makes him well-suited to serve as a member of the Board of Directors.

Lori McDougal, age 61, has served as one of our directors since July 2015. Ms. McDougal has served in an executive capacity in the healthcare industry for more than eighteen years. She served as an Executive Vice President at Optum, Inc., a part of UnitedHealth Group, Inc., from 2013 until 2014. Prior to her time at Optum, she served as Chief Executive Officer of UnitedHealth Group’s subsidiary UnitedHealth Military & Veterans Services, LLC from 2008 until 2013, and previously served as the Chief Operating Officer of UnitedHealth Military & Veterans Services from 2007 until 2008. Before joining UnitedHealth Military & Veterans Services, she served as a Vice President of UnitedHealthcare Medicare & Retirement starting in 2002. Additionally, she served as President of UnitedHealth International from 1998 until 2002 and Vice President of OptumInsight from 1996 to 1998.

Areas of Relevant Experience: Ms. McDougal’s significant executive leadership experience and her experience working with private and government insurers, both domestic and foreign, make her well-suited to serve as a member of the Board of Directors.

CLASS II DIRECTORS — Continuing in office until the 2024 Annual Meeting

Gary Blackford, age 65, has served as one of our directors since August 2016. From 2002 until February 2015, Mr. Blackford was the Chairman of the Board and Chief Executive Officer of Universal Hospital Services, Inc. (NYSE: UHS), a leading nationwide provider of medical technology outsourcing and services to the health care industry. Mr. Blackford was the Chief Executive Officer of Curative Health Services, Inc., a specialty pharmacy and health services company, from 2001 to 2002. He was also the Chief Executive Officer of ShopforSchool, Inc., an online retailer, from 1999 to 2001. Mr. Blackford has also been a director of Avanos Medical, Inc. (NYSE: AVNS) since 2014 (and Chairman since 2020), Children’s Hospitals and Clinics of Minnesota since 2017 (and Chairman since 2020), and Lifespace Communities, Inc., a not-for-profit organization, since February 2022. He was a director of Wright Medical Group, N.V. (NASDAQ: WMGI) from 2008 to 2020 and PipelineRX, Inc. from 2016 to 2020.

Areas of Relevant Experience: Mr. Blackford’s executive leadership and director experience in health care services, health benefits, medical devices, medical equipment and medical technology makes him well- suited to serve as a member of the Board of Directors.

Arda Minocherhomjee, age 69, has served as one of our directors since August 2018. Mr. Minocherhomjee is a Managing Partner of Chicago Growth Partners, which he founded in 2004. Previously, Dr. Minocherhomjee was a Managing Director at William Blair Capital Partners and, as head of the firm’s Healthcare Research Group, covered multiple sectors, including drugs/drug delivery, medical devices and selected healthcare services. Mr. Minocherhomjee received a M.S. (Pharmacology) from the University of Toronto and a Ph.D. and a MBA from the University of British Columbia.

Areas of Relevant Experience: Mr. Minocherhomjee’s significant experience in financial research and analysis, including financing activities, with a focus in the healthcare and medical device sectors, makes him well-suited to serve as a member of the Board of Directors.

CLASS III DIRECTOR — Continuing in Office until the 2025 Annual Meeting

Mr. Hickey is a Class III director with a term continuing until the 2025 annual meeting of stockholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers and all persons who beneficially own more than 10% of the outstanding shares of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on a review of Section 16 reports filed electronically with the SEC and written representations from certain reporting persons, we believe that all forms required to be filed by such persons under Section 16(a) were filed on a timely basis, with the exception of the following:

●	Bart Bandy, our former President and Chief Executive Officer, made six late Form 4 filings related to one transaction on each of January 4, 2022, April 1, 2022, May 5, 2022, July 1, 2022, and August 5, 2022, and two transactions on June 1, 2022.
●	Paul Hickey, our President and Chief Executive Officer, made one late Form 3 filing on August 26, 2022.
●	Thomas Stankovich, our Chief Financial Officer, made nine late Form 4 filings related to one transaction on each of January 4, 2022, April 1, 2022, May 5, 2022, June 1, 2022, July 1, 2022, August 5, 2022, and September 6, 2022, two transactions on November 4, 2022, and four transactions on November 17, 2022.

Audit Committee

The Audit Committee is responsible for assisting the Board in monitoring the quality and integrity of our consolidated financial statements, our internal controls, our compliance with legal and regulatory requirements and the qualifications, performance and independence of our independent auditor. The Audit Committee has sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and quarterly consolidated financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this prospectus), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of the independent auditor, oversees the Company’s compliance with legal and regulatory requirements with respect to financial matters, and prepares the Audit Committee Report included in the proxy statement in accordance with the rules and regulations of the SEC. All of the Audit Committee members meet the existing independence and experience requirements of the Nasdaq Stock Market and the SEC. Our Board of Directors has determined that each of Lori McDougal and Arda Minocherhomjee is a financial expert under the rules of the SEC. Mr. Minocherhomjee replaced Ms. McDougal as the Chair of the Audit Committee effective immediately after the filing of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2022. The Audit Committee held seven meetings in 2022. During each of the meetings, the Audit Committee met in private session with our independent auditor and alone in executive session without members of management present.

Director Nomination Process

During the fourth quarter of 2022, we made no material changes to the procedures by which stockholders may recommend nominees to the Board.

Code of Business Conduct and Ethics

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

In addition, we intend to promptly disclose (1) the nature of any amendment to our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of business conduct and ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Director Compensation,” “Executive Compensation,”

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table

					Non- equity Incentive Plan Compensation ($)

				Stock Awards ($)		All Other Compensation ($)
Name and			Bonus ($)
Principal Position	Year	Salary ($)					Total ($)
Paul F. Hickey(1)	2022	133,078	25,000	—	—	—	158,078
President and Chief Executive Officer
Bart Bandy(2)	2022	346,537	—	—	—	—	346,537
Former President and Chief Executive Officer	2021	430,500	350,000(3)	5,170,986(5)	317,200(7)	—	6,268,686

Thomas Stankovich	2022	330,000	77,338(6)	—	—	148,500(4)	555,838
Chief Financial Officer	2021	325,000	250,000(3)	1,625,164(5)	94,579(7)	—	2,294,743

(1)	Mr. Hickey joined the Company on August 15, 2022. His $25,000 bonus was a sign-on bonus under his employment agreement.
(2)	Mr. Bandy separated from the Company on July 27, 2022.
(3)	Consists of the one-time cash bonus awarded to Mr. Bandy and Mr. Stankovich in July 2021 in special recognition of their extraordinary efforts and accomplishments for and on behalf of the Company during 2021, including their roles in completing the Company’s merger with Obalon Therapeutics and corresponding listing on The Nasdaq Capital Market and the Company’s subsequent $46 million financing.
(4)	Consists of a one-time cash bonus awarded to Mr. Stankovich under a retention bonus agreement pursuant to which the Company agreed to pay Mr. Stankovich 100% of his target 2022 cash bonus, regardless of actual performance, if Mr. Stankovich remained employed by the Company until at least December 31, 2022.
(5)	Consists of restricted stock units granted to Mr. Bandy and Mr. Stankovich in July 2021, the amounts represent the fair value of restricted stock units granted during the year. The award is calculated on the date of grant in accordance with Financial Accounting Standards.
(6)	Consists of the payout under the Company’s Management Incentive Plan for 2021 which was paid out as a stock bonus in November 2022.
(7)	Consists of the payout under the Company’s Management Incentive Plan for 2020 which was paid out as a cash bonus in August 2021.

2021 Bonuses

In July 2021, the Company paid a special one-time cash bonus of $350,000 to Mr. Bandy and $250,000 to Mr. Stankovich in special recognition of their extraordinary efforts and accomplishments for and on behalf of the Company during 2021, including their roles in completing the Company’s merger with Obalon Therapeutics and corresponding listing on The Nasdaq Capital Market and the Company’s subsequent $46 million financing.

2021 Restricted Stock Unit Grants

In July 2021, the Compensation Committee granted each of Mr. Bandy and Mr. Stankovich two sets of restricted stock units. The first grant was made pursuant to their employment agreements, under which each of Mr. Bandy and Mr. Stankovich were offered an equity grant in connection with their employment commencement, which would vest 25% on the one-year anniversary of their employment start date and monthly thereafter for 36 months. The restricted stock unit grant to Mr. Bandy covered 19,202 shares of common stock, of which 10,802 vested on the date of grant and the remainder were to vest monthly for 21 months, based on his employment start date of April 1, 2019. The restricted stock unit grant to Mr. Stankovich covered 5,648 shares of common stock, of which 2,471 vested on the date of grant and the remainder were to vest monthly for 27 months, based on his employment start date of October 29, 2019. The second set of restricted stock unit grants were made as part of an ongoing equity grant program for the executive leadership employees, which grants were to vest in 36 equal monthly installments following the grant date. Mr. Bandy and Mr. Stankovich were granted restricted stock units covering 4,519 and 1,808 shares of common stock, respectively.

2021 Base Salary and Target Bonus Increases

In July 2021, the Compensation Committee approved a base salary increase for Mr. Bandy from $390,000 to $445,000 and for Mr. Stankovich from $300,000 to $330,000 and a target bonus increase for Mr. Bandy from 50% to 65% of base salary and for Mr. Stankovich from 30% to 45% of base salary.

Employment Agreement and Separation Agreement with Bart Bandy

On August 26, 2019, we entered into an employment agreement with Mr. Bandy, our former President and Chief Executive Officer. Pursuant to the agreement, Mr. Bandy was entitled to a base salary of $390,000, or a higher annual rate if approved by the Board of Directors, and to cash and equity awards pursuant to our incentive compensation plan, contingent on Mr. Bandy meeting certain annual objectives determined by the Compensation Committee. The agreement established that Mr. Bandy was eligible for an annual incentive compensation of up to 50% of his base salary for that year. Mr. Bandy’s executive employment agreement also provided for the receipt of certain benefits upon the occurrence of particular termination events or a change in control. In connection with Mr. Bandy’s departure from the Company in July 2022, the Company and Mr. Bandy entered into a separation agreement and general release pursuant to which the Company agreed to provide Mr. Bandy certain severance benefits, as provided in his employment agreement, including severance pay equal to 18 months of base salary payable as salary continuation payments. All of Mr. Bandy’s unvested RSUs as of the separation date were terminated and forfeited.

Employment Agreement with Thomas Stankovich

On October 29, 2019, we entered into an employment agreement with Mr. Stankovich, our Chief Financial Officer. The agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice 90 days prior to the expiration of the current term or unless it is earlier terminated. Pursuant to the agreement, Mr. Stankovich is entitled to a base salary of $300,000, or a higher annual rate if approved by the Board of Directors, and to cash and equity awards pursuant to our incentive compensation plan, contingent on Mr. Stankovich meeting certain annual objectives determined by the Compensation Committee. The agreement establishes that Mr. Stankovich is eligible for an annual incentive compensation of up to 30% of his base salary for that year. Mr.

Stankovich’s employment agreement also provides for the receipt of certain benefits upon the occurrence of particular termination events or a change in control.

Employment Offer Letter and Employment Agreement with Paul Hickey

On July 25, 2022, we entered into an employment offer letter with Mr. Hickey, our President and Chief Executive Officer, pursuant to which Mr. Hickey will receive an annual base salary of $400,000 and a potential annual bonus of up to 50% of his annual base salary, which bonus for the 2022 calendar year will be prorated based on the portion of the year he is actually employed. Additionally, the offer letter provided that Mr. Hickey would be granted a stock option under the Company’s equity incentive plan to purchase a number of shares of the Company’s common stock equal to 4% of the Company’s outstanding common stock, on a fully-diluted basis, as of the date of the offer letter. The options will have a 10-year term and a per share exercise price equal to the closing market price of the Company’s common stock on the grant date. The options will vest with respect to 25% of the shares of common stock purchasable thereunder on the one-year anniversary of the grant date and monthly thereafter for 36 months, conditioned upon Mr. Hickey’s continued employment with the Company from the grant date until the respective vesting date. As soon as reasonably practicable following the first offering of common stock or securities convertible into common stock for purposes of financing the Company after Mr. Hickey’s start date, Mr. Hickey will be granted an additional stock option or other equity award in an amount that maintains his fully diluted ownership percentage at 4%. The offer letter contains severance provisions which provide that in the event Mr. Hickey’s employment is terminated by the Company without cause or Mr. Hickey resigns for good reason, he will be entitled to receive a severance payment equal to 12 months base salary payable as salary continuation payments. To be eligible to receive these payments, Mr. Hickey will be required to execute and not revoke a release of claims. On November 1, 2022, we entered into an employment agreement with Mr. Hickey that memorialized the terms of his employment offer letter.

Management Incentive Plan

Our Management Incentive Plan is designed to provide executive officers with annual incentive compensation based on the achievement of certain pre-established performance objectives. By utilizing a combination of objective and subjective performance factors critical to our success, this program incentivizes our executive officers to achieve results that benefit them and the Company.

At the beginning of each year, the Compensation Committee approves, subject to review by the Board of Directors, new corporate objectives for the Management Incentive Plan. The objectives are established and measured on an annual basis to better align personal objectives with the direction and objectives of the Company. When these objectives are established and approved, each objective, and, if applicable, the subparts to each objective, is weighted and assigned a percentage value relative to the corporate objectives taken as a whole. At that time, the Compensation Committee also establishes the maximum bonus amount for each of our executive officers, based on a set percentage of each executive officer’s base salary, that the corporate objectives are worth. The Compensation Committee may modify or re-weight the objectives during the course of the fiscal year, if necessary, to reflect changes in our business plan.

Long-Term Incentives

Our Second Amended and Restated 2003 Stock Incentive Plan allowed us and our 2022 Equity Incentive Plan, if approved by our stockholders, will allow us the opportunity to grant stock options, restricted stock and other equity-based awards. In general, we view equity awards as incentives for future performance and not as compensation for past accomplishments. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. The exercise price of stock options awarded by the Compensation Committee has been and will continue to be the closing sales price of our common stock on the date of grant.

The Compensation Committee and the Board of Directors do not grant equity awards according to a prescribed formula or target, although they review equity data from comparable companies to inform their decisions. In determining the number of equity awards granted to executive officers, individual responsibilities and experience, as well as contributions and achievements are considered, and, in appropriate circumstances, the Compensation Committee considers the recommendations of the Chief Executive Officer. The objectives utilized to assess individual contributions and achievements vary depending on the individual executive, but relate generally to strategic factors such as clinical and regulatory progress, commercialization, research and development, continued establishment of intellectual property and implementation of appropriate financing strategies. While the Chief Executive Officer may provide recommendations to the Compensation Committee regarding the number of equity awards granted to other executive officers from time to time, he does not make a recommendation as to his equity awards.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at December 31, 2022.

Stock Awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Paul Hickey	—	—
Bart Bandy	—	—
Thomas Stankovich	2,131	14,363
(1)	Consists of unvested restricted stock units that were granted in July 2021.
(2)	Based upon the closing price of our common stock on December 30, 2022 (the last business day of fiscal 2022) of $6.74.

Director Compensation

Compensation for our directors is designed to result in compensation that is competitive with that provided by comparably-sized, publicly-traded, medical device companies. For 2022 (i) each non-employee director received an annual retainer of $35,000 for serving on the Board, (ii) each non-employee director who served on the Audit Committee, the Compensation Committee or the Nominating and Governance Committee, other than the chairperson of each of the committees, received an additional annual retainer of $8,000, $5,000 and $4,500, respectively, (iii) each of the chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee received an additional annual retainer of $17,500, $10,000 and $9,000, respectively, and (iv) our Lead Director received a $15,000 annual retainer in that role.

We reimburse all of our non-employee directors for reasonable travel and other expenses incurred in attending Board and committee meetings. Directors who also serve as employees of the Company receive no additional compensation for serving as a director. Mr. Hickey is the only director who is also an employee of the Company.

In July 2022, the Board appointed Dan Gladney, who was previously the Chair of the Board of Directors, as Executive Chair. In his role as Executive Chair, Mr. Gladney will take a more active role supporting Mr. Hickey and the Company on strategic matters. Mr. Gladney’s annual cash compensation for his service as the Executive Chair will be $90,000, which will replace his compensation as Chair of the Board, and is in addition to the $35,000 annual retainer paid to all Board members. Therefore Mr. Gladney’s total annual cash compensation for his service on the Board and as Executive Chair will be $125,000, excluding any amounts paid for his current service on the Nominating and Governance Committee or any other committee of the Board to which he may be appointed.

The following table shows the compensation of the non-employee members of our Board during fiscal year 2022:

Director Compensation in 2022

	Fees Earned or Paid in Cash ($)(2)	Total ($)
Name(1)
Dan Gladney	95,261	95,261
Gary Blackford	77,000	77,000
Lori McDougal	57,500	57,500
Arda Minocherhomjee	52,500	52,500
(1)	Paul Hickey, our current President and Chief Executive Officer, and Bart Bandy, who served as President and Chief Executive Officer and a director of the Company until July 2022, are not included in this table because they were employees of the Company during 2022 and thus received no compensation for their services as a director. The compensation that Mr. Hickey and Mr. Bandy received as an employee of the Company is shown in the “Summary Compensation Table.”
(2)	The amounts in this column include the annual Board of Director and committee retainer amounts for 2022 described above under the heading “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our common stock by each person or group who beneficially owned 5% or more of our common stock, each of our directors, each of the executive officers named in the Summary Compensation Table in this proxy statement and our directors and executive officers as a group, as of December 31, 2022. Percentage ownership calculations for beneficial ownership are based on 519,198 shares outstanding as of December 31, 2022. However, for purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following December 31, 2022 is deemed to be outstanding for that person’s calculation, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The information regarding the beneficial owners of more than 5% of our common stock is based upon information supplied to us by our directors, officers and principal stockholders or on Schedules 13D or 13G filed with the Securities and Exchange Commission (“SEC”). Unless otherwise noted, the directors and executive officers listed in the table have sole voting and investment power with respect to the shares of common stock owned by them and their address is c/o ReShape Lifesciences Inc., 1001 Calle Amanecer, San Clemente, California 92673.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Directors and Executive Officers
	Paul Hickey	—	*
	Thomas Stankovich(1)	6,509	1.4%
	Dan Gladney	840	*
	Gary Blackford	—	*
	Arda Minocherhomjee	—	*
	Lori McDougal	—	*
	Bart Bandy(2)	8,850	1.8%
	All directors and executive officers as a group (6 persons)	7,349	1.6%

*	The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.
(1)	Includes 507 shares subject to restricted stock units that will vest within 60 days of December 27, 2022.
(2)	Mr. Bandy separated from the Company in July 2022. Therefore, his shares are not included in the calculation of the shares held by the directors and executive officers as a group.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	25,946	$257.24	83,584
Equity compensation plans not approved by security holders	—	—	—
Total	25,946	$257.24	83,584

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with its written charter, our Audit Committee is responsible for reviewing all related party transactions as they are presented, and the approval of the Audit Committee is required for all such transactions. The term “related party transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K. As a smaller reporting company, we are also required to review and approve any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and a related person has a direct or indirect material interest. In considering related party transactions, our Audit Committee is guided by its fiduciary duty to our stockholders. Our Audit Committee does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties. Additionally, each of our directors and executive officers are required to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our Nominating and Governance Committee and Board of Directors annually review all transactions and relationships disclosed in the director and officer questionnaires, and the Board makes a formal determination regarding each director’s independence.

Director Independence

Our Board of Directors reviews at least annually the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates), ReShape Lifesciences and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. This review is based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with ReShape Lifesciences and our management. Our Board of Directors has determined that no transactions or relationships existed that would disqualify any of our directors under the Nasdaq Stock Market rules or require disclosure under SEC rules, with the exception of Paul Hickey, our President and Chief Executive Officer, because of his current employment relationship with ReShape Lifesciences. Based upon that finding, the Board of Directors determined that Ms. McDougal and Messrs. Blackford, Gladney and Minocherhomjee are “independent” and the composition of our Board of Directors meets the requirements for independence under the Nasdaq Stock Market. Each of our Audit, Compensation, and Nominating and Governance Committees is composed only of independent directors

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

Change in Independent Auditor

As previously disclosed, on April 8, 2022, BDO USA, LLP resigned as the independent registered public accounting firm of the Company effective upon the date of filing of the Company’s Form 10-Q for the quarter ended March 31, 2022. BDO’s report on the Company’s financial statements the fiscal years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2021 and 2020, and through the interim period ended April 8, 2022, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on any of the Company’s financial statements for such periods. During the fiscal years ended December 31, 2021 and 2020 and the subsequent interim period through April 8, 2022, there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

On July 15, 2022, the Audit Committee appointed RSM US LLP as the Company’s independent registered public accounting firm. During the fiscal years ended December 31, 2021 and 2020, and during the subsequent interim periods through RSM’s appointment, neither the Company nor anyone on its behalf consulted with RSM regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that RSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, any matter that was the subject of a “disagreement” with its former auditors or a “reportable event,” as those terms are defined in Item 304 of Regulation S-K.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2022 and December 31, 2021 by RSM US LLP and BDO USA, LLP, the Company’s independent registered accounting firms during such fiscal years.

	Fiscal Year Ended
	2022	2021
Audit Fees(1)	$587,000	$322,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$587,000	$322,000
(1)	Includes fees billed, or estimates of fees to be billed, for professional services rendered in connection with the audit of our consolidated financial statements for the referenced fiscal year ended, review of interim consolidated financial statements and services that are normally provided by RSM and BDO, respectively, in connection with statutory and regulatory filings and engagements.

Administration of Engagement of Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of our independent registered public accounting firm. The Audit Committee has established a policy for pre-approving the services provided by our independent registered public accounting firm in accordance with the auditor independence rules of the SEC. This policy requires the review and pre-approval by the Audit Committee of all audit and permissible non-audit services provided by our independent registered public accounting firm and an annual review of the financial plan for audit fees. To ensure that auditor independence is maintained, the Audit Committee annually pre-approves the audit services to be provided by our independent registered public accounting firm and the related estimated fees for such services, as well as the nature and extent of specific types of audit-related, tax and other non-audit services to be provided by the independent registered public accounting firm during the year.

As the need arises, other specific permitted services are pre-approved on a case-by-case basis during the year. A request for pre-approval of services on a case-by-case basis must be submitted by our Chief Financial Officer, providing information as to the nature of the particular service to be provided, estimated related fees and management’s assessment of the impact of the service on the auditor’s independence. The Audit Committee has delegated to its Chair pre-approval authority between meetings of the Audit Committee. Any pre-approvals made by the Chair must be reported to the Audit Committee. The Audit Committee will not delegate to management the pre-approval of services to be performed by our independent registered public accounting firm.

All of the services provided by our independent registered public accounting firm in 2022 were approved by the Audit Committee under its pre-approval policies.

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

3.1

Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Obalon’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2016.).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2018).

3.3

Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 24, 2019).

3.4

Third Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021).

3.5

Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021).

3.6

Fifth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.8	Restated Bylaws (incorporated by reference to Exhibit 3.4 to Obalon’s Registration Statement on Form S-1, filed with the SEC on September 26, 2016).
4.1*

Description of Registrant’s Securities (incorporated by reference to the description under the heading “Description of Capital Stock” in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 3, 2023)

4.2

Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed by with the Securities and Exchange Commission on February 3, 2023).

4.3

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 27, 2023).

4.4

Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 27, 2023).

4.5

Form of Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 27, 2023).

4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).
4.7	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).

Exhibit Number	Description of Document
4.8	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).
4.9

Form of Series A Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.10

Form of Pre-Funded Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.11

Form of Placement Agent’s Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.12

Form of Common Stock Purchase Warrant issued September 20, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.13

Form of Placement Agent’s Common Stock Purchase Warrant issued September 20, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.14

Form of Common Stock Purchase Warrant issued August 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018).

4.15

Form of Placement Agent’s Common Stock Purchase Warrant issued August 3, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018).

4.16

Form of Common Stock Purchase Warrant issued July 12, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.17

Form of Placement Agent’s Common Stock Purchase Warrant issued July 12, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.18

Form of Common Stock Purchase Warrant issued June 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

4.19

Form of Placement Agent’s Common Stock Purchase Warrant issued June 21, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

4.20

Form of Common Stock Purchase Warrant issued June 8, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

4.21

Form of Placement Agent’s Common Stock Purchase Warrant issued June 8, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

4.22

Form of Common Stock Purchase Warrant issued April 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

4.23	Form of Warrant, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017).

Exhibit Number	Description of Document
4.24

Form of Series C Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

4.25	Form of Warrant. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).
4.26

Form of Warrant to purchase shares of Common Stock. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on January 11, 2017 (File No. 333-213704)).

10.1†	2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022).
10.2†

Second Amended and Restated 2003 Stock Incentive Plan, as amended on May 23, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2018).

10.3†

Form of Stock Option Grant Notice and Stock Option Agreement under Second Amended and Restated 2003 Stock Incentive Plan (Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

10.4

Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 6, 2007.

10.5†

Employment Agreement, dated November 1, 2022, by and between ReShape and Paul F. Hickey (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022).

10.6†*	Executive Employment Agreement, dated October 29, 2019, by and between the Company and Thomas Stankovich.
10.7†

Retention Bonus Agreement, dated August 2, 2022, between the Company and Thomas Stankovich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022.

10.8*	Lease Agreement, dated March 13, 2023, by and between The Irvine Company LLC and the Company.
10.9

Lease agreement, entered into January 20, 2017, by and between the Company and San Clemente Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.10

Clinical Trial Agreement by and between the Company and Southern California Permanente Medical Group effective as of June 1, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2017 (File No. 1-33818)).

10.11

Warrant Exercise Agreement, dated June 16, 2022, by and among ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.12

Form of Securities Purchase Agreement, dated November 8, 2022, by and between ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).

10.13

Form of Warrant Amendment Agreement, dated November 8, 2022, by and between ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).

Exhibit Number	Description of Document
21.1*	Subsidiaries of ReShape Lifesciences Inc.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
Paul F. Hickey
President and Chief Executive Officer

Dated: April 17, 2023

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul F. Hickey and Thomas Stankovich, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ paul f. hickey	President, and Chief Executive Officer (principal executive officer)	April 17, 2023
Paul F. Hickey

/S/ Thomas Stankovich	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 17, 2023
Thomas Stankovich

/S/ DAN W. GLADNEY	Executive Chair of the Board	April 17, 2023
Dan W. Gladney

/S/ GARY D. BLACKFORD	Director	April 17, 2023
Gary D. Blackford

/S/ LORI C. MCDOUGAL	Director	April 17, 2023
Lori McDougal

/S/ ARDA MINOCHERHOMJEE	Director	April 17, 2023
Arda Minocherhomjee