Form 10-Q
period 2023-03-31
ReShape Lifesciences Inc.
filed 2023-05-15
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, 2,942,313 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,983	$3,855
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $444 and $410 respectively)	2,125	2,180
Inventory	3,493	3,611
Prepaid expenses and other current assets	530	165
Total current assets	15,231	9,911
Property and equipment, net	672	698
Operating lease right-of-use assets	86	171
Deferred tax asset, net	57	56
Other intangible assets, net	249	260
Other assets	57	46
Total assets	$16,352	$11,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,997	$1,926
Accrued and other liabilities	5,319	5,040
Warranty liability, current	200	344
Operating lease liabilities, current	86	171
Total current liabilities	7,602	7,481
Common stock warrant liability	992	—
Total liabilities	8,594	7,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 2,648,765 and 519,219 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	1
Additional paid-in capital	634,697	627,935
Accumulated deficit	(626,849)	(624,187)
Accumulated other comprehensive loss	(93)	(88)
Total stockholders’ equity	7,758	3,661
Total liabilities and stockholders’ equity	$16,352	$11,142

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$2,287	$2,440
Cost of revenue	1,063	1,222
Gross profit	1,224	1,218
Operating expenses:
Sales and marketing	2,182	4,694
General and administrative	4,220	3,892
Research and development	453	745
Total operating expenses	6,855	9,331
Operating loss	(5,631)	(8,113)
Other expense (income), net:
Interest expense (income), net	5	(1)
Gain on changes in fair value of liability warrants	(2,965)	—
Gain on foreign currency exchange, net	(21)	(16)
Other	(2)	(11)
Loss before income tax provision	(2,648)	(8,085)
Income tax benefit	14	30
Net loss	$(2,662)	$(8,115)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	(1.56)	(21.87)
Shares used to compute basic and diluted net loss per share	1,708,141	371,031

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,662)	$(8,115)
Foreign currency translation adjustments	(5)	21
Other comprehensive income, net of tax	(5)	21
Comprehensive loss	$(2,667)	$(8,094)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2022	95,388	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(2,662)	—	(2,662)
Other comprehensive income, net of tax	—	—	—	—	—	—	(5)	(5)
Issuance of common stock pursuant to reverse stock split	—	—	18,399	—	—			—
Stock compensation	—	—	—	—	222	—	—	222
Common stock purchased			1,185,000	1	—			1
Equity issuance costs	—	—	—	—	298			298
Issuance of stock from RSUs	—	—	834	—	—	—	—	—
Exercise of warrants	—	—	925,313	1	6,242	—	—	6,243
Balance March 31, 2023	95,388	$—	2,648,765	$3	$634,697	$(626,849)	$(93)	$7,758

	Three Months Ended March 31, 2022
	Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2021	95,388	$—	356,641	$—	$622,399	$(577,973)	$(92)	$44,334
Net loss	—	—	—	—	—	(8,115)	—	(8,115)
Other comprehensive income, net of tax	—	—	—	—	—	—	21	21
Stock compensation	—	—	—	—	719	—	—	719
Issuance of stock from RSUs	—	—	15,313	—	—	—	—	—
Balance March 31, 2022	95,388	$—	371,954	$—	$623,118	$(586,088)	$(71)	$36,959

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,662)	$(8,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37	94
Amortization of intangible assets	11	456
Noncash interest expense	—	—
Impairment of intangible assets	—	—
Loss on extinguishment of debt, net	—	—
Loss on disposal of assets, net	—	—
Stock-based compensation	222	719
Bad debt expense	34	26
Provision for inventory excess and obsolescence	9	78
Deferred income tax	(1)	—
Gain on changes in fair value of liability warrants	(2,965)	—
Offering cost	298	—
Other noncash items	3	(20)
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	21	379
Inventory	108	(1,073)
Prepaid expenses and other current assets	(365)	(137)
Accounts payable and accrued liabilities	344	240
Warranty liability	(144)	(25)
Other	(11)	—
Net cash used in operating activities	(5,061)	(7,378)
Cash flows from investing activities:
Capital expenditures	(7)	(7)
Proceeds from sale of capital assets	—	9
Cash (used in) provided by investing activities:	(7)	2
Cash flows from financing activities:
Proceeds from sale and issuance of securities	10,201	—
Net cash provided by financing activities	10,201	—
Effect of currency exchange rate changes on cash and cash equivalents	(5)	21
Net increase (decrease) in cash, cash equivalents and restricted cash	5,128	(7,355)
Cash, cash equivalents and restricted cash at beginning of period	3,955	22,815
Cash, cash equivalents and restricted cash at end of period	$9,083	$15,460
Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—
Noncash investing and financing activities:
Capital expenditures accruals	$5	$9

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company” or “ReShape”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on April 17, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

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

Reverse Stock Split and Merger Exchange Ratio

On December 23, 2022, at the commencement of trading, the Company effected a 1-for-50 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying consolidated financial statement and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 4 to its audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K which was filed with the SEC on April 17, 2023.

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

Long-Lived Assets

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 7 regarding fair value measurements and inputs of warrants.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2023	2022
Stock options	18,594	16,670
Unvested restricted stock units	3,424	17,987
Convertible preferred stock	10	10
Warrants	531,164	139,047

Recent Accounting Pronouncements

New accounting standards adopted are discussed below.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. In May 2019, the FASB issued ASU No. 2019-05, which amended the new standard by providing targeted transition relief. The new guidance replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. In November 2019, the FASB issued ASU No. 2019-11, which amended the new standard by providing additional clarification. This guidance became effective on January 1, 2023 and did not have a material impact to the consolidated financial statements.

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of March 31, 2023, the Company had net working capital of approximately $7.6 million, primarily due to cash and cash equivalents and restricted cash of $9.1 million, and $2.1 million of accounts receivable. On February 8, 2023, the Company completed a public offering, which the Company received approximately $9.4 million in cash and cash equivalents after deducting underwriting expenses, commissions and offering expenses. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	March 31,	December 31,
	2023	2022
Raw materials	$825	$832
Sub-assemblies	1,009	864
Finished goods	1,659	1,915
Total inventory	$3,493	$3,611

Prepaid expenses and other current assets:

	March 31,	December 31,
	2023	2022
Prepaid insurance	$129	$78
Patents	92	—
Prepaid advertising and marketing	71	3
Taxes	70	—
Other current assets	168	84
Total prepaid expenses and other current assets	$530	$165

Accrued and other liabilities:

	March 31,	December 31,
	2023	2022
Payroll and benefits	$1,652	$1,829
Accrued legal settlements	2,025	1,775
Customer deposits	573	510
Taxes	122	119
Accrued professional	602	316
Other liabilities	345	491
Total accrued and other liabilities	$5,319	$5,040

(4) Intangible Assets

The Company’s finite-lived intangible assets consists of developed technology, and trademarks and tradenames. The estimated useful lives of these finite-lived intangible assets is 10 years. The amortization expenses for the three months ended March 31, 2023 and 2022, was $11 thousand and $0.5 million, respectively.

	March 31, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$5,989	$(5,813)	$176
Trademarks/Tradenames	10.0	462	(389)	73
Total		$6,451	$(6,202)	$249

	December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$5,989	$(5,805)	$184
Trademarks/Tradenames	10.0	462	(386)	76
Total		$6,451	$(6,191)	$260

(5) Leases

The Company has a noncancelable operating lease for office and warehouse space in San Clemente, which was extended by twelve months with an end date of June 30, 2023. The Company also had an operating lease and warehouse space in Carlsbad, California, which expired June 30, 2022. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine California 92618 and intend to relocate our principal executive offices from our current San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	March 31,	December 31,
Balance Sheet information	2023	2022
Operating lease ROU assets	$86	$171

Operating lease liabilities, current portion	$86	$171
Total operating lease liabilities	$86	$171

Cash flow information for the three months ended March 31,	2023	2022
Cash paid for amounts included in the measurement of operating leases liabilities	$87	$200

Maturities of operating lease liabilities were as follows:

2023	87
Total lease payments	87
Less: imputed interest	1
Total lease liabilities	$86

Weighted-average remaining lease term at end of period (in years)	0.3
Weighted-average discount rate at end of period	5.1%

(6)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended March 31, 2023 and 2022, the Company issued 834 shares of common stock and 16,265 shares of common stock, respectively, subject to vesting of the restricted stock units. For further details see Note 10.

February Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of March 31, 2023, warrants to purchase 1,670,626 shares of common stock have been exercised under the alternative cashless exercise for a total of 835,313 shares of common stock.

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

(7) Warrants

On February 8, 2023, the Company completed a public offering in which three classes of warrants were issued. There were 2,199,375 common stock purchase warrants issued with an alternative cashless exercise provision. The alternative cashless exercise allows the holder to exercise one warrant share for 0.5 shares of common stock or exercise via the cash exercise price of $8.00 per share of common stock per warrant. These warrants we classified as a liability, and the Company utilized a bifurcated Black-Scholes option pricing model to consider the cash exercise option and cashless exercise option. The bifurcated Black-Scholes option pricing model used an exercise price where the two exercise methods would be indifferent with market inputs of the stock price on the issuance, risk free interest rate, expected share price volatility and dividend yield. The Company calculates the fair value of the warrants at each reporting period and when a warrant is exercised, with the changes in fair value recognized in the statement of operations. Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of February 8, 2023 (issuance date)	$10,363
Exercises of liability warrants	(6,242)
Gain on changes in fair value of liability warrants	(3,129)
Fair value as of March 31, 2023	$992

In addition, one of the investors purchased 90,000 pre-funded warrants at a price of $7.999 per warrant. These warrants have an exercise price of $0.0001 per share and do not expire. The pre-funded warrants were valued at $0.5 million using the fair value approach at the time of issuance. The fair value of the pre-funded warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.784%, an expected term of 5.0 years, expected dividends of zero and expected volatility of 96.5%.

As part of the terms of the offering the Company issued 73,313 representative’s warrants with an exercise price of $8.80 per share and expiration date on February 3, 2028. The representative’s warrants were valued at $ $0.3 million using the fair value approach at the time of issuance. The fair value of the representative’s warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.786%, an expected term of 4.99 years, expected dividends of zero and expected volatility of 96.5%.

(8) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months ended March 31, 2023 and 2022, the Company primarily only sold the Lap-Band system. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended
	March 31,
	2023	2022
United States	$1,813	$1,844
Australia	157	181
Europe	304	414
Rest of world	13	1
Total revenue	$2,287	$2,440

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, there was minimal revenue for ReShapeCare. There was no revenue or gross profit recorded for the DBSN device for the three months ended March 31, 2023 and 2022 as this product is still in the development stage. There was also no revenue recorded for the Obalon line.

(9) Income Taxes

During the three months ended March 31, 2023 and March 31, 2022, the Company recorded income tax expense of $14 thousand and $30 thousand, respectively, related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three months ended March 31, 2023, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both March 31, 2023 and December 31, 2022.

(10)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Sales and marketing	$30	$91
General and administrative	128	557
Research and development	64	71
Total stock-based compensation expense	$222	$719

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2023, and changes during the three months ended March 31, 2023 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2022	21,416	311.65		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(2,822)	144.38
Outstanding at March 31, 2023	18,594	337.03	7.7	$—
Exercisable at March 31, 2023	13,314	435.38	7.3	—
Vested and expected to vest at March 31, 2023	18,594	337.03	7.7	—

There was no intrinsic value of the outstanding stock options at March 31, 2023. The unrecognized share-based expense at March 31, 2023 was $0.3 million, and will be recognized over a weighted average period of 2.3 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the three months ended March 31, 2023, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	4,544	$174.15
Granted	—	—
Vested (1)	(1,112)	196.26
Cancelled/Forfeited	—	—
Non-vested RSUs at March 31, 2023	3,432	166.99
(1)	At March 31, 2023, there were 278 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until April of 2023.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at March 31, 2023 was $0.6 million and expected to be recognized over a period of 1.4 years.

(11)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also seeks reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months, subject to the final order of the Court. The Company has accrued the $1.35 million, for the ruling, $0.7 million for the attorneys’ fees, and $0.2 million of accrued interest at March 31, 2023, and paid the first installment of $1.9 million on May 12, 2023.

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

(12) Subsequent Events

On April 20, 2023, ReShape Lifesciences Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain institutional investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a registered direct offering (the “Registered Offering”) (i) 291,395 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase an aggregate of 509,300 shares of Common Stock (the “Pre-funded Warrants”). Each share of Common Stock was sold at a price of $3.07 per share and each Pre-funded Warrant was sold at an offering price of $3.069 per share underlying such Pre-funded Warrants, for aggregate gross proceeds of approximately $2.5 million before deducting the placement agent’s fees and the offering expenses. Under the Purchase Agreement, the Company also agreed to issue and sell to the Investor in a concurrent private placement (the “Private Placement,” and together with the Registered Offering, the “Offering”) warrants to purchase an aggregate of 800,695 shares of Common Stock (the “Common Warrants,” and together with the Prefunded Warrants, the “Warrants”).

In connection with the Offering, the Company also agreed that certain existing warrants to purchase up to an aggregate of 164,656 shares of Common Stock that were issued to the Investor, at an exercise price of $15.00 per share, were amended effective upon the closing of the Offering so that the amended warrants have an exercise price of $3.07.

The Company’s exclusive placement agent in connection with the Offering, Maxim Group LLC, received a cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in Offering, as well as reimbursement for certain expenses, and warrants to purchase up to 40,035 shares of Common Stock, which is equal to 5.0% of the aggregate amount of shares of Common Stock (or Common Stock equivalents in the form of Pre-funded Warrants) issued in the Offering, at an exercise price of $3.38 per share.

The Offering closed on April 24, 2023.

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

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the ReShapeCare virtual health coaching program, the ReShape Marketplace, the Obalon Balloon System, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the Obalon Balloon System, and there has been no revenue recorded for the Diabetes Bloc-Stim Neuromodulation as this product is still in the development stage.

Recent Developments

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended March 31,
	2023		2022
Revenue	$2,287	100.0%	$2,440	100.0%
Cost of revenue	1,063	46.5%	1,222	50.1%
Gross profit	1,224	53.5%	1,218	49.9%
Operating expenses:
Sales and marketing	2,182	95.4%	4,694	192.4%
General and administrative	4,220	184.5%	3,892	159.5%
Research and development	453	19.8%	745	30.5%
Total operating expenses	6,855	299.7%	9,331	382.4%
Operating loss	(5,631)	(246.2)%	(8,113)	(332.5)%
Other expense (income), net:
Interest expense (income), net	5	0.2%	(1)	—%
Gain on changes in fair value of liability warrants	(2,965)	(129.6)%	—	—%
Gain on foreign currency exchange, net	(21)	(0.9)%	(16)	(0.7)%
Other	(2)	(0.1)%	(11)	(0.5)%
Loss before income tax provision	(2,648)	(115.8)%	(8,085)	(331.4)%
Income tax benefit	14	0.6%	30	1.2%
Net loss	$(2,662)	(116.5)%	$(8,115)	(332.6)%

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

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA net loss attributable to common stockholders for the months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP net loss	$(2,662)	$(8,115)
Adjustments:
Interest expense (income), net	5	(1)
Income tax benefit	14	30
Depreciation and amortization	48	550
Stock-based compensation expense	222	719
Gain on changes in fair value of liability warrants	(2,965)	—
Adjusted EBITDA	$(5,338)	$(6,817)

Comparison of Results of Operations

Three months ended March 31, 2023 and March 31, 2022

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended March 31, 2023 and 2022, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2023		2022		Change	Change
United States	$1,813	79.3%	$1,844	75.6%	$(31)	(1.7)%
Australia	157	6.9%	181	7.4%	(24)	(13.3)%
Europe	304	13.3%	414	17.0%	(110)	(26.6)%
Rest of world	13	0.5%	1	—%	12	1,200.0%
Total revenue	$2,287	100.0%	$2,440	100.0%	$(153)	(6.3)%

Revenue totaled $2.3 million for the three months ended March 31, 2023, which represents a contraction of 6.3%, or $0.2 million compared to the same period in 2022. The primary reason for the decrease, is due to a decrease in sales throughout Europe. During the three months ended March 31, 2023, the Company placed more focus on domestic sales, resulting in lower international sales. Our expectation is revenue will continue to increase through the remainder of 2023, as we are focusing on a targeted digital media campaign near bariatric surgical centers that sell the Lap-Band system and have fully launched our three new sizes of calibration tubes.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2023 and 2022, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2023		2022		Change	Change
Revenue	$2,287	100.0%	$2,440	100.0%	$(153)	(6.3)%
Cost of revenue	1,063	46.5%	1,222	50.1%	(159)	(13.0)%
Gross profit	$1,224	53.5%	$1,218	49.9%	$6	0.5%

Gross Profit. Gross profit for both the three months ended March 31, 2023 and 2022, was $1.2 million. Gross profit as a percentage of total revenue for the three months ended March 31, 2023, was 53.5% compared to 49.9% for the same period in 2022. The increase in gross profit percentage is due to the Company becoming more efficient and looking for cost reduction within our manufacturing processes.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended March 31, 2023 and 2022, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2023		2022		Change	Change
Sales and marketing	$2,182	95.4%	$4,694	192.4%	$(2,512)	(53.5)%
General and administrative	4,220	184.5%	3,892	159.6%	328	8.4%
Research and development	453	19.8%	745	30.5%	(292)	(39.2)%
Total operating expenses	$6,855	299.7%	$9,331	382.5%	$(2,476)	(26.5)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2023, decreased by $2.5 million, or 53.5%, to $2.2 million, compared to $4.7 million for the same period in 2022. The decrease is primarily due to a decrease of $2.4 million in advertising and marketing expenses, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. We also had a reduction in payroll expenditure, including commissions of $0.2 million, due to changes in sales personnel and lower sales. There was also a reduction in stock based compensation expenses of $0.1 million. This was offset by an increase in consulting and professional services of $0.2 million, as we are working on developing the ReShape Care platform.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2023, increase by $0.3 million, or 8.4%, to $4.2 million, compared to $3.9 million for the same period in 2022. The increase is due to one-time adjustments for professional services of $1.7 million primarily related to the February public offering. This was offset by a decrease of $0.4 million in stock-based compensation expense and $0.4 million in payroll related expenditure due to changes in personnel. Additionally, we had a decrease in amortization cost of $0.4 million as we impaired our finite lived intangible assets during the fourth quarter of 2022. We also had a decrease in rent of $0.1 million as the lease in Carlsbad, California terminated during June 2022. We had many miscellaneous reductions in general and administrative expenses, as we are continuously working on efficiencies and cost reduction efforts.

Research and Development Expense. Research and development expenses for the three months ended March 31, 2023, decreased by $0.3 million, or 39.2%, to $0.5 million, compared to $0.8 million for the same period in 2022. The decrease is primarily due to a decrease of $0.2 million in payroll expenses and a reduction of $0.1 million in consulting and clinical related expenses.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy As of March 31, 2023, the Company had net working capital of approximately $7.6 million, primarily due to cash and cash equivalents and restricted cash of $9.1 million. The Company’s principal source of liquidity as of March 31, 2023, consisted of approximately $9.1 million of cash and cash equivalents and restricted cash, and $2.1 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2023	2022
		As Restated
Net cash used in operating activities	$(5,061)	$(7,378)
Net cash (used in) provided by investing activates	(7)	2
Net cash provided by financing activities	10,201	—
Effect of exchange rate changes	(5)	21
Net change in cash and cash equivalents and restricted cash	$5,128	$(7,355)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $5.1 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cash used in operating activities was primarily the result of our net loss of $2.7 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.2 million and non-cash offering cost of $0.3 million, offset by a negative cash impact related to gains recognized for changes in fair value of liability warrants of $3.0 million. We show a negative cash impact to prepaid expenses of $0.4 million. This was offset by a positive cash impact to inventory of $0.1 million and accounts payable and accrued liabilities of $0.3 million.

For the three months ended March 31, 2022, net cash used in operating activities was primarily the result of our net loss of $8.1 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.7 million, amortization of intangible assets of $0.5 million, depreciation expense of $0.1 million, and provision for excess and obsolete inventory of $0.1 million. We show a negative cash impact to inventory of $1.1 million, as the Company is building up its inventory to meet the expected increase in demand due to the direct to consumer marketing campaign and a negative cash impact to prepaid and other current assets of $0.1 million. This was offset by a positive cash impact to accounts and other receivables of $0.4 million and accounts payable and accrued liabilities of $0.2 million.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) and provided by investing activities for the three months ended March 31, 2023 and 2022, was minimal.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2023, due to the proceeds received from the public offering completed during February 2023, less costs to complete the transaction.

There was no cash flows financing activities during the three months ended March 31, 2022.

Operating Capital and Capital Expenditure Requirements

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy. The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place ReShapeCare and ReShape Marketplace as an extension, (iii) ramp up a focused approach of marketing to increase brand recognition, create customer awareness and increase the patient demand, (iv) continue development of the DBSN device, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, including Lap-Band 2.0 and the Obalon Balloon System. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our Diabetes Bloc-Stim Neuromodulation, and any product candidates;
●	the rate of market acceptance of our Diabetes Bloc-Stim Neuromodulation, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, ReShapeCare, ReShape Marketplace, Obalon Balloon System, Diabetes Bloc-Stim Neuromodulation or our future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes from the information discussed therein.

During the three months ended March 31, 2023 there were no material changes to our significant accounting policies above, which are fully described in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also seeks reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months, subject to the final order of the Court. The Company has accrued the $1.35 million, for the ruling, $0.7 million for the attorneys’ fees, and $0.2 million of accrued interest at March 31, 2023, and paid the first installment of $1.9 million on May 12, 2023.

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

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K filed on April 17, 2023.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None, except as described above in this Form 10-Q.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on February 3, 2023).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on January 27, 2023)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023)

4.4	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023)

10.1

Lease Agreement, dated March 13, 2023, by and between The Irvine Company LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023)

10.2

Form of Securities Purchase Agreement, dated April 20, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023)

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: May 15, 2023