Form 10-Q
period 2023-06-30
ReShape Lifesciences Inc.
filed 2023-08-07
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-37897

RESHAPE LIFESCIENCES INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1828101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 Technology Dr, Suite 110, Irvine, California 92618
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

As of August 3, 2023, 3,452,447 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,567	$3,855
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $555 and $410 respectively)	1,975	2,180
Inventory	3,268	3,611
Prepaid expenses and other current assets	634	165
Total current assets	10,544	9,911
Property and equipment, net	659	698
Operating lease right-of-use assets	297	171
Deferred tax asset, net	57	56
Other intangible assets, net	238	260
Other assets	57	46
Total assets	$11,852	$11,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,601	$1,926
Accrued and other liabilities	2,527	5,040
Warranty liability, current	167	344
Operating lease liabilities, current	109	171
Total current liabilities	4,404	7,481
Operating lease liabilities, noncurrent	198	—
Common stock warrant liability	512	—
Total liabilities	5,114	7,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 3,452,169 and 519,219 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	1
Additional paid-in capital	637,172	627,935
Accumulated deficit	(630,342)	(624,187)
Accumulated other comprehensive loss	(95)	(88)
Total stockholders’ equity	6,738	3,661
Total liabilities and stockholders’ equity	$11,852	$11,142

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,254	$2,892	$4,541	$5,332
Cost of revenue	1,060	1,009	2,123	2,231
Gross profit	1,194	1,883	2,418	3,101
Operating expenses:
Sales and marketing	2,177	4,636	4,359	9,330
General and administrative	2,445	5,363	6,667	9,254
Research and development	581	747	1,033	1,492
(Gain) loss on disposal of assets, net	(33)	381	(33)	381
Total operating expenses	5,170	11,127	12,026	20,457
Operating loss	(3,976)	(9,244)	(9,608)	(17,356)
Other expense (income), net:
Interest income, net	(9)	(14)	(4)	(15)
Gain on changes in fair value of liability warrants	(472)	—	(3,438)	—
(Gain) loss on foreign currency exchange, net	—	204	(21)	188
Other	(6)	1	(8)	(9)
Loss before income tax provision	(3,489)	(9,435)	(6,137)	(17,520)
Income tax expense	4	9	18	39
Net loss	$(3,493)	$(9,444)	$(6,155)	$(17,559)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.08)	$(24.45)	$(2.48)	$(46.37)
Shares used to compute basic and diluted net loss per share	3,249,259	386,239	2,482,957	378,684

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,493)	$(9,444)	$(6,155)	$(17,559)
Foreign currency translation adjustments	(2)	(1)	(7)	20
Other comprehensive income, net of tax	(2)	(1)	(7)	20
Comprehensive loss	$(3,495)	$(9,445)	$(6,162)	$(17,539)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance March 31, 2023	95,388	$—	2,648,765	$3	$634,697	$(626,849)	$(93)	$7,758
Net loss	—	—	—	—	—	(3,493)	—	(3,493)
Other comprehensive income, net of tax	—	—	—	—	—	—	(2)	(2)
Stock compensation	—	—	—	—	217	—	—	217
Common stock purchased	—	—	291,395	—	894	—	—	894
Equity issuance costs	—	—	—	—	(207)	—	—	(207)
Issuance of stock from RSUs	—	—	834	—	—	—	—	—
Exercise of warrants	—	—	511,175	—	1,571	—	—	1,571
Balance June 30, 2023	95,388	$—	3,452,169	$3	$637,172	$(630,342)	$(95)	$6,738

	Six Months Ended June 30, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2022	95,388	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(6,155)	—	(6,155)
Other comprehensive income, net of tax	—	—	—	—	—	—	(7)	(7)
Issuance of common stock pursuant to reverse stock split	—	—	18,399	—	—	—	—	—
Stock compensation	—	—	—	—	440	—	—	440
Common stock purchased	—	—	1,476,395	1	894	—	—	895
Equity issuance costs	—	—	—		91	—	—	91
Issuance of stock from RSUs	—	—	1,668	—	—	—	—	—
Exercise of warrants	—	—	1,436,488	1	7,812	—	—	7,813
Balance June 30, 2023	95,388	$—	3,452,169	$3	$637,172	$(630,342)	$(95)	$6,738

	Three Months Ended June 30, 2022
	Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2022	95,388	$—	371,954	$—	$623,118	$(586,088)	$(71)	$36,959
Net loss	—	—	—	—	—	(9,444)	—	(9,444)
Other comprehensive income, net of tax	—	—	—	—	—	—	(1)	(1)
Stock compensation	—	—	—	—	770	—	—	770
Issuance of stock from RSUs	—	—	2,871	—	—	—	—	—
Exercise of warrants	—	—	17,773	—	2,492	—	—	2,492
Balance June 30, 2022	95,388	$—	392,598	$—	$626,380	$(595,532)	$(72)	$30,776

	Six Months Ended June 30, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2021	95,388	$—	356,641	$—	$622,399	$(577,973)	$(92)	$44,334
Net loss	—	—	—	—	—	(17,559)	—	(17,559)
Other comprehensive income, net of tax	—	—	—	—	—	—	20	20
Stock compensation	—	—	—	—	1,489	—	—	1,489
Issuance of stock from RSUs	—	—	18,184	—	—	—	—	—
Exercise of warrants			17,773	—	2,492	—	—	2,492
Balance June 30, 2022	95,388	$—	392,598	$—	$626,380	$(595,532)	$(72)	$30,776

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,155)	$(17,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75	184
Amortization of intangible assets	22	911
(Gain) Loss on disposal of assets, net	(33)	381
Stock-based compensation	440	1,489
Bad debt expense	145	(104)
Provision for inventory excess and obsolescence	67	129
Deferred income tax	(1)	—
Gain on changes in fair value of liability warrants	(3,438)	—
Offering cost	298	—
Other noncash items	12	(18)
Change in operating assets and liabilities, net of business combination:
Accounts and other receivables	60	471
Inventory	276	(1,352)
Prepaid expenses and other current assets	(470)	353
Accounts payable and accrued liabilities	(2,833)	1,500
Warranty liability	(177)	(185)
Other	(11)	—
Net cash used in operating activities	(11,723)	(13,800)
Cash flows from investing activities:
Capital expenditures	(43)	(19)
Proceeds from sale of capital assets	33	39
Cash (used in) provided by investing activities:	(10)	20
Cash flows from financing activities:
Proceeds from sale and issuance of securities	12,451	—
Proceeds from warrants exercised	—	2,489
Net cash provided by financing activities	12,451	2,489
Effect of currency exchange rate changes on cash and cash equivalents	(6)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	712	(11,271)
Cash, cash equivalents and restricted cash at beginning of period	3,955	22,815
Cash, cash equivalents and restricted cash at end of period	$4,667	$11,544
Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—
Noncash investing and financing activities:
Capital expenditures accruals	$—	$9

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2023	2022
Stock options	17,634	26,161
Unvested restricted stock units	2,598	16,424
Convertible preferred stock	10	10
Warrants	1,632,514	139,047

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

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of June 30, 2023, the Company had net working capital of approximately $6.1 million, primarily due to cash and cash equivalents and restricted cash of $4.7 million, and $2.0 million of accounts receivable. The Company has raised gross proceeds of $12.7 million between the public offerings that occurred on February 8, 2023, and April 24, 2023. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market place ReShapeCare and ReShape Marketplace as an extension, (iii) marketing efforts to increase brand recognition, create customer awareness and increase the patient demand, (iv) continue development of the Diabetes Bloc-Stem Neuromodulation (DBSN) device, (v) seek opportunities to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care, including Lap-Band 2.0. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, clinical and product development activities.

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

COVID-19 Risk

The impact of COVID-19 has subsided substantially in the U.S. but continues to result in reduced activity levels outside of the U.S., such as continued restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes or places of business.

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	June 30,	December 31,
	2023	2022
Raw materials	$806	$832
Sub-assemblies	999	864
Finished goods	1,463	1,915
Total inventory	$3,268	$3,611

Prepaid expenses and other current assets:

	June 30,	December 31,
	2023	2022
Prepaid insurance	$282	$78
Patents	69	—
Prepaid advertising and marketing	108	3
Taxes	63	—
Other current assets	112	84
Total prepaid expenses and other current assets	$634	$165

Accrued and other liabilities:

	June 30,	December 31,
	2023	2022
Payroll and benefits	$1,150	$1,829
Accrued legal settlements	400	1,775
Customer deposits	459	510
Taxes	68	119
Accrued professional	356	316
Other liabilities	94	491
Total accrued and other liabilities	$2,527	$5,040

(4) Intangible Assets

The Company’s finite-lived intangible assets consists of developed technology, and trademarks and tradenames. The estimated useful lives of these finite-lived intangible assets is 10 years. The amortization expenses for the three months ended June 30, 2023 and 2022, were $11 thousand and $0.5 million, respectively, and the six months ended June 30, 2023 and 2022, were $22 thousand and $0.9 million, respectively.

	June 30, 2023
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$5,989	$(5,821)	$168
Trademarks/Tradenames	10.0	462	(392)	70
Total		$6,451	$(6,213)	$238

	December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$5,989	$(5,805)	$184
Trademarks/Tradenames	10.0	462	(386)	76
Total		$6,451	$(6,191)	$260

(5) Leases

The Company has a noncancelable operating lease for office and warehouse space in San Clemente, which was extended by twelve months with an end date of June 30, 2023. The Company also had an operating lease and warehouse space in Carlsbad, California, which expired June 30, 2022. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated our principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	June 30	December 31,
Balance Sheet information	2023	2022
Operating lease ROU assets	$297	$171

Operating lease liabilities, current portion	$109	$171
Operating lease liabilities, long-term portion	198	—
Total operating lease liabilities	$307	$171

Cash flow information for the six months ended June 30,	2023	2022
Cash paid for amounts included in the measurement of operating leases liabilities	$174	$386

Maturities of operating lease liabilities were as follows:

2023	54
2024	111
2025	115
2026	59
Total lease payments	339
Less: imputed interest	32
Total lease liabilities	$307

Weighted-average remaining lease term at end of period (in years)	2.9
Weighted-average discount rate at end of period	6.9%

(6)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended June 30, 2023 and 2022, the Company issued 834 shares of common stock and 2,871 shares of common stock, respectively, subject to vesting of the restricted stock units. During the six months ended June 30, 2023 and 2022, the Company issued 1,668 shares of common stock and 18,184 shares of common stock, respectively, subject to vesting of the restricted stock units. For further details see Note 10.

April Securities Offering

On April 20, 2023, the Company entered into a Securities Purchase Agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell to the Investor in a registered direct offering  (i) 291,395 shares of the Company’s common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase an aggregate of 509,300 shares of Common Stock. Each share of common stock was sold at a price of $3.07 per share and each Pre-funded Warrant was sold at an offering price of $3.069 per share underlying such Pre-funded Warrants, for aggregate gross proceeds of approximately $2.5 million before deducting the placement agent’s fees and the offering expenses. The Company has been using the net proceeds of this offering to continue implementation of its growth strategies, for working capital and general corporate purposes. In addition, under the Purchase Agreement, the Company also agreed to issue and sell to the Investor in a concurrent private placement warrants to purchase an aggregate of 800,695 shares of common stock.

In connection with the Offering, the Company also agreed that certain existing warrants to purchase up to an aggregate of 164,656 shares of Common Stock that were issued to the Investor, at an exercise price of $15.00 per share, were amended effective upon the closing of the Offering so that the amended warrants have an exercise price of $3.07.

The Company’s exclusive placement agent in connection with the Offering, Maxim Group LLC, received a cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in Offering, as well as reimbursement for certain expenses, and warrants to purchase up to 40,035 shares of Common Stock, which is equal to 5.0% of the aggregate amount of shares of Common Stock issued in the Offering, at an exercise price of $3.38 per share.

The offering closed April 24, 2023.

February Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of June 30, 2023, warrants to purchase 1,674,376 shares of common stock have been exercised under the alternative cashless exercise for a total of 835,313 shares of common stock.

Gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses, are approximately $10.2 million. The Company has been using the net proceeds of this offering to continue implementation of its growth strategies, for working capital and general corporate purposes.

The Company also granted the underwriters an option to purchase an additional 191,250 shares of common stock and/or additional warrants to purchase up to 286,875 shares of common stock, to cover over-allotments, of which Maxim Group LLC exercised its option to purchase additional warrants to purchase 286,875 shares of common stock.

(7) Warrants

On April 24, 2023, the Company completed a securities purchase offering in which three classes of warrants were issued. There were 800,695 common stock purchase warrants issued with an exercise price of $3.07. The common stock purchase warrants were valued at $1.5 million using the fair value approach at the time of issuance. The fair value of the common stock purchase warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.558%, expected term of 5.5 years, expected dividends of zero and an expected volatility of 88.4%.

In addition, one of the investors purchased 509,300 pre-funded warrants at a price of $3.069 per warrant. These warrants have an exercise price of $0.001 per share and do not expire. The pre-funded warrants were valued at $1.3 million using the fair value approach at the time of issuance. The fair value of the pre-funded warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.558%, an expected term of 5.5 years, expected dividends of zero and expected volatility of 88.4%.

As part of the terms of the offering the Company issued 40,035 representative’s warrants with an exercise price of $3.38 per share and expiration date on April 24, 2028. The representative’s warrants were valued at $0.1 million using the fair value approach at the time of issuance. The fair value of the representative’s warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.568%, an expected term of 5.0 years, expected dividends of zero and expected volatility of 96.3%.

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

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of February 8, 2023 (issuance date)	$10,363
Fair value of liability warrants in excess of proceeds, at issuance	(164)
Exercises of liability warrants	(6,249)
Gain on changes in fair value of liability warrants	(3,438)
Fair value as of June 30, 2023	$512

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

(8) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and six months ended June 30, 2023 and 2022, the Company primarily only sold the Lap-Band system. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$1,929	$2,308	$3,742	$4,152
Australia	123	188	280	369
Europe	193	389	497	803
Rest of world	9	7	22	8
Total revenue	$2,254	$2,892	$4,541	$5,332

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three and six months ended June 30, 2023 and 2022. During the three and six months ended June 30, 2023 and 2022, there was minimal revenue for ReShapeCare. There was no revenue or gross profit recorded for the DBSN device for the three and six months ended June 30, 2023 and 2022 as this product is still in the development stage. There was also no revenue recorded for the Obalon line.

(9) Income Taxes

During the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $4 thousand and $9 thousand, respectively, and during the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $18 thousand and $39 thousand. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three and six months ended June 30, 2023, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both June 30, 2023 and December 31, 2022.

(10)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales and marketing	$30	$125	$60	$216
General and administrative	128	538	256	1,095
Research and development	59	107	124	178
Total stock-based compensation expense	$217	$770	$440	$1,489

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2023, and changes during the six months ended June 30, 2023 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2022	21,416	311.65		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(3,782)	148.19
Outstanding at June 30, 2023	17,634	346.70	7.5	$—
Exercisable at June 30, 2023	13,112	437.36	7.1	—
Vested and expected to vest at June 30, 2023	17,634	346.70	7.5	—

There was no intrinsic value of the outstanding stock options at June 30, 2023. The unrecognized share-based expense at June 30, 2023 was $0.3 million, and will be recognized over a weighted average period of 2.1 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the six months ended June 30, 2023, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	4,544	$174.15
Granted	—	—
Vested (1)	(1,946)	196.26
Cancelled/Forfeited	—	—
Non-vested RSUs at June 30, 2023	2,598	157.59

(1)	At June 30, 2023, there were 278 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until July of 2023.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at June 30, 2023 was $0.4 million and expected to be recognized over a period of 1.3 years.

(11)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. To date, the Company has paid the $1.35 million judgement, including related interest, and first $275,000 installment of Cowen’s attorneys’ fees. At June 30, 2023, $400 thousand of attorneys’ fees were included as accrued expenses.

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

Recent Developments

On March 13, 2023 we entered into a lease for approximately 5,038 square feet of office/warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated our principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months and commenced on May 1, 2023.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	$2,254	100.0%	$2,892	100.0%	$4,541	100.0%	$5,332	100.0%
Cost of revenue	1,060	47.0%	1,009	34.9%	2,123	46.8%	2,231	41.8%
Gross profit	1,194	53.0%	1,883	65.1%	2,418	53.2%	3,101	58.2%
Operating expenses:
Sales and marketing	2,177	96.6%	4,636	160.3%	4,359	96.0%	9,330	175.0%
General and administrative	2,445	108.5%	5,363	185.4%	6,667	146.8%	9,254	173.6%
Research and development	581	25.8%	747	25.8%	1,033	22.7%	1,492	28.0%
(Gain) loss on disposal of assets, net	(33)	(1.5)%	381	13.2%	(33)	(0.7)%	381	7.1%
Total operating expenses	5,170	229.4%	11,127	384.7%	12,026	264.8%	20,457	383.7%
Operating loss	(3,976)	(176.4)%	(9,244)	(319.6)%	(9,608)	(211.6)%	(17,356)	(325.5)%
Other expense (income), net:
Interest income, net	(9)	(0.4)%	(14)	(0.5)%	(4)	(0.1)%	(15)	(0.3)%
Gain on changes in fair value of liability warrants	(472)	(20.9)%	-	-%	(3,438)	(75.7)%	—	—%
Gain on foreign currency exchange, net	—	—%	204	7.1%	(21)	(0.5)%	188	3.5%
Other	(6)	(0.3)%	1	—%	(8)	(0.2)%	(9)	(0.2)%
Loss before income tax provision	(3,489)	(154.8)%	(9,435)	(326.2)%	(6,137)	(135.1)%	(17,520)	(328.5)%
Income tax expense	4	0.2%	9	0.3%	18	0.4%	39	0.7%
Net loss	$(3,493)	(155.0)%	$(9,444)	(326.6)%	$(6,155)	(135.6)%	$(17,559)	(329.3)%

Non-GAAP Disclosures

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results.

Management believes that the presentation of this non-GAAP financial information provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, and amortization methods, which provides a more complete understanding of our financial performance, competitive position, and prospects for the future. However, the non-GAAP financial measures presented in Form 10-Q have certain limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP. Therefore, investors should consider non-GAAP financial measures in addition to, and not a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

Adjusted EBITDA

Management uses adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, changes in fair value of liability warrants, and other one-time costs.

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net loss	$(3,493)	$(9,444)	$(6,155)	$(17,559)
Adjustments:
Interest income, net	(9)	(14)	(4)	(15)
Income tax benefit	4	9	18	39
Depreciation and amortization	49	545	97	1,095
Stock-based compensation expense	217	770	440	1,489
(Gain) Loss on disposal of assets, net	(33)	381	(33)	—
Gain on changes in fair value of liability warrants	(472)	—	(3,438)	—
Adjusted EBITDA	$(3,737)	$(7,753)	$(9,075)	$(14,951)

Comparison of Results of Operations

Three months ended June 30, 2023 and June 30, 2022

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended June 30, 2023 and 2022, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2023		2022		Change	Change
United States	$1,929	85.6%	$2,308	79.8%	$(379)	(16.4)%
Australia	123	5.5%	188	6.5%	(65)	(34.6)%
Europe	193	8.6%	389	13.5%	(196)	(50.4)%
Rest of world	9	0.3%	7	0%	2	28.6%
Total revenue	$2,254	100.0%	$2,892	100.0%	$(638)	(22.1)%

Revenue totaled $2.3 million for the three months ended June 30, 2023, which represents a contraction of 22.1%, or $0.6 million compared to the same period in 2022. The primary reason is due to a decrease in sales throughout the US and Europe. During the three months ended June 30, 2023, the Company focused on its new strategies for marketing through a targeted digital media campaign near bariatric surgical centers, while reducing costs and increasing efficiencies. Our expectation is during the second half of 2023 these efforts will come to fruition and revenue will grow through the remainder of 2023, as we continue to focus on increasing the demand for the Lap-Band system and our recently launched three new sizes of calibration tubes.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2023 and 2022, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2023		2022		Change	Change
Revenue	$2,254	100.0%	$2,892	100.0%	$(638)	(22.1)%
Cost of revenue	1,060	47.0%	1,009	34.9%	51	5.1%
Gross profit	$1,194	53.0%	$1,883	65.1%	$(689)	(36.6)%

Gross Profit. Gross profit for the three months ended June 30, 2023 was $1.2 million, compared to $1.9 million for the same period in 2022, a decrease of $0.7 million. Gross profit as a percentage of total revenue for the three months ended June 30, 2023, was 53.0% compared to 65.1% for the same period in 2022. The decrease in gross profit percentage is due to the decrease in sales with related overhead costs remaining consistent.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended June 30, 2023 and 2022, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2023		2022		Change	Change
Sales and marketing	$2,177	96.6%	$4,636	160.3%	$(2,459)	(53.0)%
General and administrative	2,445	108.5%	5,363	185.5%	(2,918)	(54.4)%
Research and development	581	25.8%	747	25.8%	(166)	(22.2)%
(Gain) loss on disposal of assets, net	(33)	(1.5)%	381	13.2%	(414)	(108.7)%
Total operating expenses	$5,170	229.4%	$11,127	384.8%	$(5,957)	(53.5)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2023, decreased by $2.5 million, or 53.0%, to $2.2 million, compared to $4.6 million for the same period in 2022. The decrease is primarily due to a decrease of $1.6 million in advertising and marketing expenses, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. We also had a reduction in payroll expenditure, including commissions and travel of $0.6 million, due to changes in sales personnel and lower sales. There was also a reduction in stock based compensation expenses of $0.1 million. We also had a reduction in consulting related services of $0.1 million.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2023, decreased by $2.9 million, or 54.4%, to approximately $2.5 million, compared to $5.4 million for the same period in 2022. The decrease is primarily due to a reduction in legal related expenses of $1.9 million, due to the Company recording $2.0 million in litigation losses during the three months ended June 30, 2022. In addition, the Company had a reduction in stock based compensation expense of $0.4 million and a reduction in payroll related expenditures of $0.4 million, due to changes within personnel. We had a decrease in intangible asset amortization, as we impaired our finite intangible assets during the fourth quarter of 2022. We also had a decrease in rent and insurance of $0.2 million due to the lease of our Carlsbad, CA location expiring.

Research and Development Expense. Research and development expenses for the three months ended June 30, 2023, decreased by $0.2 million, or 22.2%, to $0.6 million, compared to approximately $0.8 million for the same period in 2022. The decrease is primarily due to a decrease of $0.1 million in payroll expenses and a reduction of $0.1 million in consulting and clinical related expenses, including depreciation of assets.

(Gain) Loss on Disposal of Assets, Net. Loss on disposal of assets decreased by approximately $0.4 million for the three months ended June 30, 2023, compared to the same period in the prior year. During the three months ended June 30, 2022, the Company disposed of $0.4 million of assets that were acquired from the merger with Obalon and during the three months ended June 30, 2023, we sold approximately $30 thousand of fully depreciated assets during our relocation from San Clemente, CA to Irvine, CA.

Six months ended June 30, 2023 and June 30, 2022

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the six months ended June 30, 2023 and 2022, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2023		2022		Change	Change
United States	$3,742	82.4%	$4,152	77.9%	$(410)	(9.9)%
Australia	280	6.2%	369	6.9%	(89)	(24.1)%
Europe	497	10.9%	803	15.0%	(306)	(38.1)%
Rest of world	22	0.5%	8	0.2%	14	175.0%
Total revenue	$4,541	100.0%	$5,332	100.0%	$(791)	(14.8)%

Revenue totaled $4.5 million for the six months ended June 30, 2023, which represents a contraction of 14.8%, or $0.8 million compared to the same period in 2022. The primary reason is due to a decrease in sales throughout the US and Europe. During the six months ended June 30, 2023, the Company focused on its new strategies for marketing through a targeted digital media campaign near bariatric surgical centers, while reducing costs and increasing efficiencies. Our expectation is during the second half of 2023 these efforts will come to fruition and revenue will grow through the remainder of 2023, as we continue to focus on increasing the demand for the Lap-Band system and our fully launched three new sizes of calibration tubes.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2023 and 2022, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2023		2022		Change	Change
Revenue	$4,541	100.0%	$5,332	100.0%	$(791)	(14.8)%
Cost of revenue	2,123	46.8%	2,231	41.8%	(108)	(4.8)%
Gross profit	$2,418	53.2%	$3,101	58.2%	$(683)	(22.0)%

Gross Profit. Gross profit for the six months ended June 30, 2023 was $2.4 million, compared to $3.1 million for the same period in 2022, a decrease of $0.7 million. Gross profit as a percentage of total revenue for the six months ended June 30, 2023, was 53.2% compared to 58.2% for the same period in 2022. The decrease in gross profit percentage is due to the decrease in sales and additional fixed costs.

Operating Expense. The following table summarizes our unaudited operating expenses for the six months ended June 30, 2023 and 2022, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2023		2022		Change	Change
Sales and marketing	$4,359	96.0%	$9,330	175.0%	$(4,971)	(53.3)%
General and administrative	6,667	146.8%	9,254	173.6%	(2,587)	(28.0)%
Research and development	1,033	22.7%	1,492	28.0%	(459)	(30.8)%
(Gain) loss on disposal of assets, net	(33)	(0.7)%	381.0	7.1%	(414)	(108.7)%
Total operating expenses	$12,026	264.8%	$20,457	383.7%	$(8,431)	(41.2)%

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2023, decreased by $5.0 million, or 53.3%, to approximately $4.3 million, compared to $9.3 million for the same period in 2022. The decrease is primarily due to a decrease of $4.0 million in advertising and marketing expenses, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a significant reduction of costs. We also had reductions in payroll expenditures, including commissions, travel and stock based compensation of $1.0 million, due to changes in sales personnel and lower sales.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2023, decreased by $2.6 million, or 28.0%, to approximately $6.7 million, compared to $9.3 million for the same period in 2022. The decrease is primarily due to a reduction in legal related expenses of $1.7 million, due to the Company recording $2.0 million in litigation losses during the three months ended June 30, 2022. In addition, the Company had a reduction in stock based compensation expense of $0.8 million and a reduction in payroll related expenditures of $0.6 million, due to changes within personnel. We had a decrease in intangible asset amortization of $0.9 million, as we impaired our finite intangible assets during the fourth quarter. We also had a decrease in rent and insurance of $0.4 million due to the lease of our Carlsbad, CA location expiring. This was offset by an increase in audit and professional services of approximately $1.9 million, primarily due to the offerings we completed in February 2023 and April 2023.

Research and Development Expense. Research and development expenses for the six months ended June 30, 2023, decreased by $0.5 million, or 30.8%, to $1.0 million, compared to $1.5 million for the same period in 2022. The decrease is primarily due to a decrease of $0.2 million in payroll expenses and a reduction of $0.1 million in consulting and clinical related expenses. We also had minor decrease in both stock based compensation expense and depreciation expense.

(Gain) Loss on Disposal of Assets, Net. Loss on disposal of assets decreased by approximately $0.4 million for the three months ended June 30, 2023, compared to the same period in the prior year. During the six months ended June 30, 2022, the Company disposed of $0.4 million of assets that were acquired from the merger with Obalon and during the six months ended June 30, 2023, we sold approximately $30 thousand of fully depreciated assets during our relocation from San Clemente, CA to Irvine, CA.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of June 30, 2023, the Company had net working capital of approximately $6.1 million, primarily due to cash and cash equivalents and restricted cash of $4.7 million. The Company’s principal source of liquidity as of June 30, 2023, consisted of approximately $4.7 million of cash and cash equivalents and restricted cash, and $2.0 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(11,723)	$(13,800)
Net cash (used in) provided by investing activates	(10)	20
Net cash provided by financing activities	12,451	2,489
Effect of exchange rate changes	(6)	20
Net change in cash and cash equivalents and restricted cash	$712	$(11,271)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $11.7 million and $13.8 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net cash used in operating activities was primarily the result of our net loss of $6.2 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.4 million, non-cash offering cost of $0.3 million and bad debt expense of approximately $0.1 million, offset by a negative cash impact related to gains recognized for changes in fair value of liability warrants of $3.4 million. We show a negative cash impact on accounts payable and accrued liabilities of $2.8 million and prepaid expenses of $0.5 million. This was offset by a positive cash impact on inventory of $0.3 million.

For the six months ended June 30, 2022, net cash used in operating activities was primarily the result of our net loss of $17.6 million, partially offset by non-cash adjustments for stock-based compensation expense of $1.5 million, amortization of intangible assets of $0.9 million, depreciation expense of $0.2 million, provision for excess and obsolete inventory of $0.1 million, and a loss on disposal of assets of $0.4 million, offset by non-cash reduction of expense for bad debt expense of $0.1 million. We show a negative cash impact to inventory of $1.4 million, as the Company is building up its inventory to meet the expected increase in demand due to the direct to consumer marketing campaign, and warranty liability of $0.2 million. This was offset by a positive cash impact to accounts payable and accrued liabilities of $1.5 million, accounts and other receivables of $0.5 million and prepaid expenses of $0.4 million.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) and provided by investing activities for the six months ended June30, 2023 and 2022, was minimal.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.5 million for the six months ended June 30, 2023, due to the proceeds received from the public offering completed during February 2023 and April 2023, less costs to complete the transaction.

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

During the six months ended June 30, 2023 there were no material changes to our significant accounting policies above, which are fully described in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. To date, the Company has paid the $1.35 million judgement, including related interest, and the first $275,000 installment of Cowen’s attorneys’ fees. At June 30, 2023, $400 thousand of attorneys’ fees were included as accrued expenses.

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

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023)

4.2	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023)

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: August 7, 2023