Form 10-Q
period 2023-09-30
ReShape Lifesciences Inc.
filed 2023-11-09
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, 13,135,478 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,449	$3,855
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $859 and $410 respectively)	2,153	2,180
Inventory	3,204	3,611
Prepaid expenses and other current assets	493	165
Total current assets	7,399	9,911
Property and equipment, net	70	698
Operating lease right-of-use assets	274	171
Deferred tax asset, net	55	56
Other intangible assets, net	—	260
Other assets	29	46
Total assets	$7,827	$11,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,462	$1,926
Accrued and other liabilities	2,734	5,040
Warranty liability, current	163	344
Operating lease liabilities, current	110	171
Total current liabilities	4,469	7,481
Operating lease liabilities, noncurrent	175	—
Common stock warrant liability	100	—
Total liabilities	4,744	7,481
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 3,452,841 and 519,219 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	1
Additional paid-in capital	637,050	627,935
Accumulated deficit	(633,876)	(624,187)
Accumulated other comprehensive loss	(94)	(88)
Total stockholders’ equity	3,083	3,661
Total liabilities and stockholders’ equity	$7,827	$11,142

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$2,155	$2,798	$6,696	$8,130
Cost of revenue	867	697	2,990	2,928
Gross profit	1,288	2,101	3,706	5,202
Operating expenses:
Sales and marketing	1,791	2,605	6,150	11,936
General and administrative	2,058	3,784	8,724	13,037
Research and development	542	583	1,576	2,075
Impairment of long-lived assets	777	7,429	777	7,429
(Gain) loss on disposal of assets, net	—	1	(33)	383
Total operating expenses	5,168	14,402	17,194	34,860
Operating loss	(3,880)	(12,301)	(13,488)	(29,658)
Other expense (income), net:
Interest income, net	(5)	(31)	(9)	(47)
Gain on changes in fair value of liability warrants	(412)	—	(3,850)	—
Loss on foreign currency exchange, net	68	279	47	467
Other	—	—	(8)	(9)
Loss before income tax provision	(3,531)	(12,549)	(9,668)	(30,069)
Income tax expense (benefit)	3	(363)	21	(324)
Net loss	$(3,534)	$(12,186)	$(9,689)	$(29,745)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(1.02)	$(27.01)	$(3.45)	$(73.79)
Shares used to compute basic and diluted net loss per share	3,452,672	451,202	2,809,748	403,122

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(3,534)	$(12,186)	$(9,689)	$(29,745)
Foreign currency translation adjustments	1	4	(6)	24
Other comprehensive income, net of tax	1	4	(6)	24
Comprehensive loss	$(3,533)	$(12,182)	$(9,695)	$(29,721)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance June 30, 2023	95,388	$—	3,452,169	$3	$637,172	$(630,342)	$(95)	$6,738
Net loss	—	—	—	—	—	(3,534)	—	(3,534)
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Stock compensation	—	—	—	—	216	—	—	216
Common stock purchased	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	(338)	—	—	(338)
Issuance of stock from RSUs	—	—	672	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—
Balance September 30, 2023	95,388	$—	3,452,841	$3	$637,050	$(633,876)	$(94)	$3,083

	Nine Months Ended September 30, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2022	95,388	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(9,689)	—	(9,689)
Other comprehensive income, net of tax	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to reverse stock split	—	—	18,399	—	—	—	—	—
Stock compensation	—	—	—	—	656	—	—	656
Common stock purchased	—	—	1,476,395	1	894	—	—	895
Equity issuance costs	—	—	—	—	(247)	—	—	(247)
Issuance of stock from RSUs	—	—	2,340	—	—	—	—	—
Exercise of warrants	—	—	1,436,488	1	7,812	—	—	7,813
Balance September 30, 2023	95,388	$—	3,452,841	$3	$637,050	$(633,876)	$(94)	$3,083

	Three Months Ended September 30, 2022
	Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2022	95,388	$—	392,598	$—	$626,380	$(595,532)	$(72)	$30,776
Net loss	—	—	—	—	—	(12,186)	—	(12,186)
Other comprehensive income, net of tax	—	—	—	—	—	—	4	4
Stock compensation	—	—	—	—	359	—	—	359
Issuance of stock from RSUs	—	—	2,321	—	—	—	—	—
Exercise of warrants	—	—	57,000	—	—	—	—	—
Balance September 30, 2022	95,388	$—	451,919	$—	$626,739	$(607,718)	$(68)	$18,953

	Nine Months Ended September 30, 2022
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2021	95,388	$—	356,641	$—	$622,399	$(577,973)	$(92)	$44,334
Net loss	—	—	—	—	—	(29,745)	—	(29,745)
Other comprehensive income, net of tax	—	—	—	—	—	—	24	24
Stock compensation	—	—	—	—	1,848	—	—	1,848
Issuance of stock from RSUs	—	—	20,505	—	—	—	—	—
Exercise of warrants			74,773	—	2,492	—	—	2,492
Balance September 30, 2022	95,388	$—	451,919	$—	$626,739	$(607,718)	$(68)	$18,953

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,689)	$(29,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	114	271
Amortization of intangible assets	33	1,367
Impairment of long-lived assets	777	7,429
(Gain) loss on disposal of assets, net	(33)	383
Stock-based compensation	656	1,847
Bad debt expense	450	(72)
Provision for inventory excess and obsolescence	101	148
Deferred income tax	1	(368)
Gain on changes in fair value of liability warrants	(3,850)	—
Offering cost	298	—
Other noncash items	12	(21)
Change in operating assets and liabilities:
Accounts and other receivables	(422)	657
Inventory	307	(1,317)
Prepaid expenses and other current assets	(329)	696
Accounts payable and accrued liabilities	(2,764)	(51)
Warranty liability	(182)	(297)
Other	17	—
Net cash used in operating activities	(14,503)	(19,073)
Cash flows from investing activities:
Capital expenditures	(43)	(52)
Proceeds from sale of capital assets	33	39
Cash used in investing activities:	(10)	(13)
Cash flows from financing activities:
Proceeds from sale and issuance of securities	12,451	—
Payments of equity issuance costs	(338)	—
Proceeds from warrants exercised	—	2,492
Net cash provided by financing activities	12,113	2,492
Effect of currency exchange rate changes on cash and cash equivalents	(6)	24
Net decrease in cash, cash equivalents and restricted cash	(2,406)	(16,570)
Cash, cash equivalents and restricted cash at beginning of period	3,955	22,815
Cash, cash equivalents and restricted cash at end of period	$1,549	$6,245
Supplemental disclosure:
Cash paid for income taxes	$2	$—
Cash paid for interest	—	—
Noncash investing and financing activities:
Capital expenditures accruals	$—	$79

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

Long-Lived Assets

We assess the potential impairment of long-lived assets, principally property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value of the asset group may not be fully recoverable. If an indicator of impairment exists for any of its asset groups, an estimate of undiscounted future cash flows, over the life of the primary asset for each asset group is compared to that long-lived asset group's carrying value. If the carrying value of the asset group is greater than the estimated future undiscounted cash flow, the Company then determines the fair value of the assets, and if an asset is determined to be impaired, the impairment loss is measured by the excess of the carrying amount of the asset over its fair value.

During the quarter ended September 30, 2023, the Company determined the carrying value of the property, plant and equipment had been impaired due to the current financial condition of the Company and recognized a non-cash impairment charge of $0.5 million, which reduced the residual value of these assets to $0.1 million, on the consolidated balance sheet as of September 30, 2023. The fair value was determined by estimating the amount the Company could receive if they were to sell the assets. In addition, the Company also impaired its remaining intangible assets, for further details see Note 4.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2023	2022
Stock options	17,634	22,819
Unvested restricted stock units	2,598	5,782
Convertible preferred stock	10	10
Warrants	1,632,514	139,047

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

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of September 30, 2023, the Company had net working capital of approximately $2.9 million, primarily due to cash and cash equivalents and restricted cash of $1.5 million, and $2.2 million of accounts receivable. The Company has raised gross proceeds of $13.7 million between the public offerings that occurred on February 8, 2023, April 24, 2023 and October 3, 2023. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	September 30,	December 31,
	2023	2022
Raw materials	$902	$832
Sub-assemblies	1,053	864
Finished goods	1,249	1,915
Total inventory	$3,204	$3,611

Prepaid expenses and other current assets:

	September 30,	December 31,
	2023	2022
Prepaid insurance	$259	$78
Patents	38	—
Prepaid advertising and marketing	47	3
Taxes	55	—
Other current assets	94	84
Total prepaid expenses and other current assets	$493	$165

Accrued and other liabilities:

	September 30,	December 31,
	2023	2022
Payroll and benefits	$1,014	$1,829
Accrued legal settlements	400	1,775
Customer deposits	657	510
Taxes	54	119
Accrued professional	504	316
Other liabilities	105	491
Total accrued and other liabilities	$2,734	$5,040

(4) Intangible Assets

The Company’s finite-lived intangible assets consists of developed technology, and trademarks and tradenames. The estimated useful lives of these finite-lived intangible assets is 10 years. The amortization expenses for the three months ended September 30, 2023 and 2022, were $11 thousand and $0.5 million, respectively, and the nine months ended September 30, 2023 and 2022, were $33 thousand and $1.4 million, respectively.

Impairment of In-Process Research and Development

During the quarter ended September 30, 2023, the Company determined the carrying value of the developed technology and trademarks/tradenames had been fully impaired due to the current financial condition of the Company and recognized a non-cash impairment charge of $0.2 million on the consolidated balance sheet as of September 30, 2023, which reduced the value of these assets to zero.

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

(5) Leases

The Company had a noncancelable operating lease for office and warehouse space in San Clemente, which expired June 30, 2023. The Company also had an operating lease and warehouse space in Carlsbad, California, which expired June 30, 2022. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated our principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months commencing on May 1, 2023.

The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $16 thousand and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	September 30,	December 31,
Balance Sheet information	2023	2022
Operating lease ROU assets	$274	$171

Operating lease liabilities, current portion	$110	$171
Operating lease liabilities, long-term portion	175	—
Total operating lease liabilities	$285	$171

Cash flow information for the nine months ended September 30,	2023	2022
Cash paid for amounts included in the measurement of operating leases liabilities	$201	$473

Maturities of operating lease liabilities were as follows as of September 30, 2023:

Remainder of 2023	27
2024	111
2025	115
2026	59
Total lease payments	312
Less: imputed interest	27
Total lease liabilities	$285

Weighted-average remaining lease term at end of period (in years)	2.7
Weighted-average discount rate at end of period	6.9%

(6)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended September 30, 2023 and 2022, the Company issued 672 shares of common stock and 2,321 shares of common stock, respectively, subject to vesting of the restricted stock units. During the nine months ended September 30, 2023 and 2022, the Company issued 2,340 shares of common stock and 20,505 shares of common stock, respectively, subject to vesting of the restricted stock units. For further details see Note 10.

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

The offering closed April 24, 2023.

February Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of September 30, 2023, warrants to purchase 1,674,376 shares of common stock have been exercised under the alternative cashless exercise for a total of 835,313 shares of common stock.

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

On February 8, 2023, the Company completed a public offering in which three classes of warrants were issued. There were 2,199,375 common stock purchase warrants issued with an alternative cashless exercise provision. The alternative cashless exercise allows the holder to exercise one warrant share for 0.5 shares of common stock or exercise via the cash exercise price of $8.00 per share of common stock per warrant. The Company classifies these warrants as a liability, and the Company utilized a bifurcated Black-Scholes option pricing model to consider the cash exercise option and cashless exercise option. The bifurcated Black-Scholes option pricing model used an exercise price where the two exercise methods would be indifferent with market inputs of the stock price on the issuance, risk free interest rate, expected share price volatility and dividend yield. The Company calculates the fair value of the warrants at each reporting period and when a warrant is exercised, with the changes in fair value recognized in the statement of operations. Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of February 8, 2023 (issuance date)	$10,363
Fair value of liability warrants in excess of proceeds, at issuance	(164)
Exercises of liability warrants	(6,249)
Gain on changes in fair value of liability warrants	(3,850)
Fair value as of September 30, 2023	$100

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

(8) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and nine months ended September 30, 2023 and 2022, the Company primarily only sold the Lap-Band system. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$1,732	$2,412	$5,473	$6,565
Australia	139	164	419	533
Europe	258	206	756	1,009
Rest of world	26	16	48	23
Total revenue	$2,155	$2,798	$6,696	$8,130

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three and nine months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2023 and 2022, there was minimal revenue for ReShapeCare. There was no revenue or gross profit recorded for the DBSN device for the three and nine months ended September 30, 2023 and 2022 as this product is still in the development stage. There was also no revenue recorded for the Obalon line.

(9) Income Taxes

During the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $3 thousand and an income tax benefit of $0.4 million, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $21 thousand and an income tax benefit of $0.3 million. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three and nine months ended September 30, 2023, were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a valuation allowance at both September 30, 2023 and December 31, 2022.

(10)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. Second Amended and Restated 2003 Stock Incentive Plan (the “Plan”) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales and marketing	$30	$23	$89	$239
General and administrative	128	269	384	1,363
Research and development	58	67	183	245
Total stock-based compensation expense	$216	$359	$656	$1,847

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2023, and changes during the nine months ended September 30, 2023 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2022	21,416	311.65		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(5,525)	150.62
Outstanding at September 30, 2023	15,891	367.63	7.7	$—
Exercisable at September 30, 2023	12,366	449.37	7.5	—
Vested and expected to vest at September 30, 2023	15,891	367.63	7.7	—

There was no intrinsic value of the outstanding stock options at September 30, 2023. The unrecognized share-based expense at September 30, 2023 was $0.2 million, and will be recognized over a weighted average period of 1.9 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the nine months ended September 30, 2023, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	4,544	$174.15
Granted	—	—
Vested (1)	(2,783)	196.28
Cancelled/Forfeited	—	—
Non-vested RSUs at September 30, 2023	1,761	139.17

(1)	At September 30, 2023, there were 279 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants until October of 2023.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at September 30, 2023 was $0.2 million and expected to be recognized over a period of 1.3 years.

(11)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of September 30, 2023, the Company has paid the $1.35 million judgement, including related interest, and first $275,000 installment of Cowen’s attorneys’ fees. At September 30, 2023, $400 thousand of attorneys’ fees were included as accrued expenses.

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

(12)  Subsequent Events

Securities Offering

On October 3, 2023, the Company completed a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to issue and sell to the investors (i) 1,770,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) warrants to purchase up to 13,650,000 shares of Common Stock at an initial exercise price of $0.33 per share (the “Common Warrants”) and (iii) pre-funded warrants to purchase 7,330,000 shares of Common Stock at an exercise price of $0.001 per share. The securities were sold as part of units at a price of $0.33 per unit or, with respect to the units including pre-funded warrants, $0.329 per unit.

In connection with the offering, the Company also agreed that certain existing warrants to purchase up to an aggregate of 965,351 shares of Common Stock at an exercise price of $3.07 per share and warrants to purchase up to an aggregate of 382,500 shares of Common Stock at an exercise price of $8.00 per share that were previously issued to one of the investors, were amended effective upon the closing of the Offering so that the amended warrants have an exercise price of $0.33 per share.

The net proceeds from the offering were approximately $2.8 million, after deducting the placement agent fees and before deducting offering expenses.

The Company’s exclusive placement agent in connection with the offering, Maxim Group LLC, received a cash fee equal to up to 7.0% of the gross proceeds received by the Company from the sale of the securities in offering, as well as reimbursement for certain expenses, and warrants to purchase up to 455,000 shares of Common Stock, which is equal to 5.0% of the aggregate amount of shares of Common Stock (or Common Stock equivalents in the form of pre-funded warrants) issued in the offering, at an exercise price of $0.363 per share (the “Placement Agent Warrant”).

Employee Reduction

The Company remains committed to helping patients improve their lives through bariatric surgeries with the Lap-Band, while achieving profitability. To ensure its steadfast pursuit of this objective, the Company has taken many steps to reduce costs, through reduction of various operating expenses, such as adjusting our marketing strategy. On November 3, 2023, the Company made the difficult decision to reduce its workforce by approximately 23%, resulting in a projected annualized cost savings of approximately $1.2 million. The workforce reduction is part of the Company’s broader efforts to gain greater efficiencies throughout the organization, without impacting our revenue-generating strategies or the Company’s ability to continue delivering unparalleled quality and value to its customers.

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	$2,155	100.0%	$2,798	100.0%	$6,696	100.0%	$8,130	100.0%
Cost of revenue	867	40.2%	697	24.9%	2,990	44.7%	2,928	36.0%
Gross profit	1,288	59.8%	2,101	75.1%	3,706	55.3%	5,202	64.0%
Operating expenses:
Sales and marketing	1,791	83.1%	2,605	93.1%	6,150	91.8%	11,936	146.8%
General and administrative	2,058	95.5%	3,784	135.2%	8,724	130.3%	13,037	160.4%
Research and development	542	25.2%	583	20.8%	1,576	23.5%	2,075	25.5%
Impairment of long-lived assets	777	36.1%	7,429	265.5%	777	11.6%	7,429	91.4%
(Gain) loss on disposal of assets, net	—	—%	1	—%	(33)	(0.5)%	383	4.7%
Total operating expenses	5,168	239.9%	14,402	514.6%	17,194	256.7%	34,860	428.8%
Operating loss	(3,880)	(180.1)%	(12,301)	(439.5)%	(13,488)	(201.4)%	(29,658)	(364.8)%
Other expense (income), net:
Interest income, net	(5)	(0.2)%	(31)	(1.1)%	(9)	(0.1)%	(47)	(0.6)%
Gain on changes in fair value of liability warrants	(412)	(19.1)%	—	—%	(3,850)	(57.5)%	—	—%
Loss on foreign currency exchange, net	68	3.2%	279	10.0%	47	0.7%	467	5.7%
Other	—	—%	—	—%	(8)	(0.1)%	(9)	(0.1)%
Loss before income tax provision	(3,531)	(164.0)%	(12,549)	(448.4)%	(9,668)	(144.4)%	(30,069)	(369.8)%
Income tax expense (benefit)	3	0.1%	(363)	(13.0)%	21	0.3%	(324)	(4.0)%
Net loss	$(3,534)	(164.1)%	$(12,186)	(435.5)%	$(9,689)	(144.7)%	$(29,745)	(365.9)%

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

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA net loss attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net loss	$(3,534)	$(12,186)	$(9,689)	$(29,745)
Adjustments:
Interest income, net	(5)	(31)	(9)	(47)
Income tax expense (benefit)	3	(363)	21	(324)
Depreciation and amortization	50	543	147	1,638
Stock-based compensation expense	216	359	656	1,847
Impairment of long-lived assets	777	7,429	777	7,429
(Gain) loss on disposal of assets, net	—	1	(33)	—
Gain on changes in fair value of liability warrants	(412)	—	(3,850)	—
Adjusted EBITDA	$(2,905)	$(4,248)	$(11,980)	$(19,202)

Comparison of Results of Operations

Three months ended September 30, 2023 and September 30, 2022

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended September 30, 2023 and 2022, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2023		2022		Change	Change
United States	$1,732	80.4%	$2,412	86.2%	$(680)	(28.2)%
Australia	139	6.5%	164	5.9%	(25)	(15.2)%
Europe	258	12.0%	206	7.4%	52	25.2%
Rest of world	26	1.1%	16	0.5%	10	62.5%
Total revenue	$2,155	100.0%	$2,798	100.0%	$(643)	(23.0)%

Revenue totaled $2.2 million for the three months ended September 30, 2023, which represents a contraction of 23.0%, or $0.6 million compared to the same period in 2022. The primary reason is due to a decrease in sales volume throughout the US and Australia. During the three months ended September 30, 2023, the Company focused on its new strategies for marketing through a targeted digital media campaign near bariatric surgical centers, while reducing costs and increasing efficiencies. Our expectation is during the fourth quarter of 2023 and the beginning of 2024 these efforts will come to fruition and revenue will grow, as we continue to focus on increasing the demand for the Lap-Band system and our recently launched three new sizes of calibration tubes. Additionally, we are anticipating FDA approval for the LAP-BAND 2.0 early in 2024. Once FDA approval is received, we will launch the new LAP-BAND 2.0 and anticipate this will boost sales.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2023 and 2022, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2023		2022		Change	Change
Revenue	$2,155	100.0%	$2,798	100.0%	$(643)	(23.0)%
Cost of revenue	867	40.2%	697	24.9%	170	24.4%
Gross profit	$1,288	59.8%	$2,101	75.1%	$(813)	(38.7)%

Gross Profit. Gross profit for the three months ended September 30, 2023, was $1.3 million, compared to $2.1 million for the same period in 2022, a decrease of $0.8 million. Gross profit as a percentage of total revenue for the three months ended September 30, 2023, was 59.8% compared to 75.1% for the same period in 2022. The decrease in gross profit percentage is due to the decrease in sales with related additional overhead costs, primarily related to payroll.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended September 30, 2023 and 2022, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2023		2022		Change	Change
Sales and marketing	$1,791	83.1%	$2,605	93.1%	$(814)	(31.2)%
General and administrative	2,058	95.5%	3,784	135.3%	(1,726)	(45.6)%
Research and development	542	25.2%	583	20.8%	(41)	(7.0)%
Impairment of long-lived assets	777	36.1%	7,429	265.5%	(6,652)	(89.5)%
(Gain) loss on disposal of assets, net	—	—%	1	—%	(1)	(100.0)%
Total operating expenses	$5,168	239.9%	$14,402	514.7%	$(9,234)	(64.1)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2023, decreased by $0.8 million, or 31.2%, to $1.8 million, compared to $2.6 million for the same period in 2022. The decrease is primarily due to a decrease of $0.7 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. We also had a reduction in payroll expenditure, including commissions and travel of $0.1 million, due to changes in sales personnel and lower sales.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2023, decreased by $1.7 million, or 45.6%, to approximately $2.1 million, compared to $3.8 million for the same period in 2022. The decrease is primarily due to a reduction in payroll-related expenses, including a reduction in stock-based compensation expense of $0.9 million, due to changes within personnel. There was a reduction in intangible asset amortization of $0.4 million, as we impaired our finite intangible assets during the fourth quarter of 2022. We also had a decrease in rent and insurance of $0.2 million due to the lease of our former Carlsbad, CA location expiring. We had a reduction in professional services of approximately $0.3 million. These reductions were offset by an increase in bad debt expense of $0.3 million.

Research and Development Expense. Research and development expenses for the three months ended September 30, 2023, remained consistent with the same period in 2022, with a slight decrease primarily in clinical trials and professional services.

Nine months ended September 30, 2023 and September 30, 2022

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the nine months ended September 30, 2023 and 2022, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2023		2022		Change	Change
United States	$5,473	81.7%	$6,565	80.8%	$(1,092)	(16.6)%
Australia	419	6.3%	533	6.6%	(114)	(21.4)%
Europe	756	11.3%	1,009	12.3%	(253)	(25.1)%
Rest of world	48	0.7%	23	0.3%	25	108.7%
Total revenue	$6,696	100.0%	$8,130	100.0%	$(1,434)	(17.6)%

Revenue totaled $6.7 million for the nine months ended September 30, 2023, which represents a contraction of 17.6%, or $1.4 million compared to the same period in 2022. The primary reason is due to a decrease in sales volume throughout the US, Europe and Australia. During the nine months ended September 30, 2023, the Company focused on its new strategies for marketing through a targeted digital media campaign near bariatric surgical centers, while reducing costs and increasing efficiencies. Our expectation is during the fourth quarter of 2023 and the beginning of 2024 these efforts will come to fruition and revenue will grow, as we continue to focus on increasing the demand for the Lap-Band system and our recently launched three new sizes of calibration tubes. Additionally, we are anticipating FDA approval for the LAP-BAND 2.0 early in 2024. Once FDA approval is received, we will launch the new LAP-BAND 2.0 and anticipate this will boost sales.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2023 and 2022, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2023		2022		Change	Change
Revenue	$6,696	100.0%	$8,130	100.0%	$(1,434)	(17.6)%
Cost of revenue	2,990	44.7%	2,928	36.0%	62	2.1%
Gross profit	$3,706	55.3%	$5,202	64.0%	$(1,496)	(28.8)%

Gross Profit. Gross profit for the nine months ended September 30, 2023 was $3.7 million, compared to $5.2 million for the same period in 2022, a decrease of $1.5 million. Gross profit as a percentage of total revenue for the nine months ended September 30, 2023, was 55.3% compared to 64.0% for the same period in 2022. The decrease in gross profit percentage is due to the decrease in sales and additional fixed costs.

Operating Expense. The following table summarizes our unaudited operating expenses for the nine months ended September 30, 2023 and 2022, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2023		2022		Change	Change
Sales and marketing	$6,150	91.8%	$11,936	146.8%	$(5,786)	(48.5)%
General and administrative	8,724	130.3%	13,037	160.4%	(4,313)	(33.1)%
Research and development	1,576	23.5%	2,075	25.5%	(499)	(24.0)%
Impairment of long-lived assets	777	11.6%	7,429	91.4%	(6,652)	(89.5)%
(Gain) loss on disposal of assets, net	(33)	(0.5)%	383.0	4.7%	(416)	(108.6)%
Total operating expenses	$17,194	256.7%	$34,860	428.8%	$(17,666)	(50.7)%

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2023, decreased by $5.8 million, or 48.5%, to approximately $6.1 million, compared to $11.9 million for the same period in 2022. The decrease is primarily due to a decrease of $4.6 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a significant reduction of costs. We also had reductions in payroll expenditures, including commissions, travel and stock-based compensation of $1.1 million, due to changes in sales personnel and lower sales.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2023, decreased by $4.3 million, or 33.1%, to approximately $8.7 million, compared to $13.0 million for the same period in 2022. The decrease is primarily due to a reduction in legal related expenses due to the Company recording $2.0 million in litigation losses during the three months ended June 30, 2022. In addition, the Company had a reduction in payroll-related expenses including stock-based compensation expense of $2.4 million, due to changes within personnel. We had a decrease in intangible asset amortization of $1.3 million, as we impaired our finite intangible assets during the fourth quarter. We also had a decrease in rent and insurance of $0.7 million due to the lease of our former Carlsbad, CA location expiring. This was offset by an increase in audit and professional services of approximately $1.6 million, primarily due to the offerings we completed in February 2023 and April 2023. Additionally, we had an increase of $0.5 million in bad debt expense.

Research and Development Expense. Research and development expenses for the nine months ended September 30, 2023, decreased by $0.5 million, or 24.0%, to $1.6 million, compared to $2.1 million for the same period in 2022. The decrease is primarily due to a decrease of $0.2 million in payroll expenses and a reduction of $0.1 million in consulting and clinical related expenses.

(Gain) Loss on Disposal of Assets, Net. Loss on disposal of assets decreased by approximately $0.4 million for the nine months ended September 30, 2023, compared to the same period in the prior year. During the nine months ended September 30, 2022, the Company disposed of $0.4 million of assets that were acquired from the merger with Obalon and during the nine months ended September 30, 2023, we sold approximately $30 thousand of fully depreciated assets during our relocation from San Clemente, CA to Irvine, CA.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of September 30, 2023, the Company had net working capital of approximately $2.9 million, primarily due to cash and cash equivalents and restricted cash of $1.5 million. The Company’s principal source of liquidity as of September 30, 2023, consisted of approximately $1.5 million of cash and cash equivalents and restricted cash, and $2.2 million of accounts receivable. Based on its available cash resources, the Company may not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(14,503)	$(19,073)
Net cash used in investing activates	(10)	(13)
Net cash provided by financing activities	12,113	2,492
Effect of exchange rate changes	(6)	24
Net change in cash and cash equivalents and restricted cash	$(2,406)	$(16,570)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $14.5 million and $19.1 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash used in operating activities was primarily the result of our net loss of $8.9 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.7 million, non-cash offering cost of $0.3 million and bad debt expense of approximately $0.5 million, offset by a negative cash impact related to gains recognized for changes in fair value of liability warrants of $3.9 million. We show a negative cash impact on accounts payable and accrued liabilities of $2.8 million, accounts receivable of $0.4 million, and prepaid expenses of $0.3 million. This was offset by a positive cash impact on inventory of $0.3 million.

For the nine months ended September 30, 2022, net cash used in operating activities was primarily the result of our net loss of $29.7 million, partially offset by non-cash adjustments for impairment of intangible assets of $7.4 million, stock-based compensation expense of $1.8 million, amortization of intangible assets of $1.4 million, depreciation expense of $0.3 million, provision for excess and obsolete inventory of $0.2 million and loss on disposal of assets of $0.4 million, offset by non-cash reduction of expense for deferred income tax of $0.4 million and bad debt expense of $0.1 million. We show a negative cash impact to inventory of $1.3 million, as the Company is building up its inventory to meet the expected increase in demand due to the marketing strategies, and warranty liability of $0.3 million. This was offset by a positive cash impact to accounts and other receivables of $0.7 million and prepaid expenses of $0.7 million.

Net Cash (Used in) Provided by Investing Activities

Net cash (used in) and provided by investing activities for the nine months ended September 30, 2023 and 2022, was minimal.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.1 million for the nine months ended September 30, 2023, due to the proceeds received from the public offering completed during February 2023 and April 2023, less costs to complete the transaction and costs paid related to the October 2023 offering.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our Diabetes Bloc-Stim Neuromodulation, and any product candidates;
●	the rate of market acceptance of our Diabetes Bloc-Stim Neuromodulation, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, ReShapeCare, ReShape Marketplace, Obalon Balloon System, Diabetes Bloc-Stim Neuromodulation or our future products; including FDA approval on Lap-Band 2.0, which is expected before fiscal year-end 2023,

●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

During the nine months ended September 30, 2023 there were no material changes to our significant accounting policies above, which are fully described in Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of September 30, 2023, the Company has paid the $1.35 million judgement, including related interest, and the first $275,000 installment of Cowen’s attorneys’ fees. At September 30, 2023, $400 thousand of attorneys’ fees were included as accrued expenses.

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

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Not applicable.

ITEM  6.       EXHIBITS

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 Amendment No. 2 Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on September 27, 2023)

4.2	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to Amendment No 1 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on September 12, 2023)

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023)

10.1

Exclusive License Agreement, dated September 19, 2023, by and between the Company and Biorad Medysis Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2023)

10.2

Form of Securities Purchase Agreement, dated September 29, 2023, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on September 12, 2023)

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: November 8, 2023