Form 10-K
period 2023-12-31
ReShape Lifesciences Inc.
filed 2024-04-01
CIK 1427570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-37897

RESHAPE LIFESCIENCES INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1828101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 Technology Dr. Suite 110, Irvine, California 92618

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq on that date was $5,074,445.

As of March 26, 2024, 23,457,090 shares of the registrant’s Common Stock were outstanding.

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

1

Our growth strategy is designed to deliver profitability by year-end, 2024.

KEY GROWTH PILLARS

1. Executing disciplined, metrics-driven business operations
2. Expanding the product portfolio and future product pipeline
3. Ensuring that our portfolio spans the weight loss care continuum and is evidence-based

ReShape Lifesciences

1ReShape’s Pillars for Growth

In August of 2022, Paul F. Hickey joined ReShape as President and Chief Executive Officer. Under this new leadership, the Company has pivoted its business strategy with the intent of helping to ensure growth and profitability. The Company has executed the following three growth strategies, or pillars for growth:

•Growth Pillar I: Executing disciplined, metrics-driven business operations.

In executing the first growth pillar, the Company is focused on revenue growth and profitability, by the end of 2024. This estimated timeline could be compressed or extended depending on many factors, including revenue growth from new product introductions, or strategic investments not yet foreseen.

This first growth pillar remains, in the Company’s opinion, paramount for ReShape to deliver shareholder value and, ultimately, profitability. Starting shortly after Mr. Hickey’s appointment, ReShape has made several operational changes to help ensure future performance and return on investment by prioritizing investments supporting revenue growth.

The Company is prioritizing investments, including marketing automation to support scalable lead acquisition, segmented consumer-centric messaging via an updated website for improved patient engagement, and a frictionless booking system with qualified providers. This is expected to dramatically increase Lap-Band procedures and ultimately revenue. Additionally, the Company has a 2024 cost reduction plan, which is expected to result in reduction of operating expense by approximately 55.4% from 2023, excluding one-time costs. The company has also taken steps to right-size the organization in several areas to ensure sustainability and scalability.

•Growth Pillar II: Expanding the product portfolio and future product pipeline.

ReShape’s second growth pillar is intended to further differentiate the Company as a leading provider of innovative products and services to meet unmet customer needs. ReShape is committed to drive and scale its new product development and commercialization capacity, providing a cadence of new product introductions and revenue growth. The growth can either be through organic internal Research and Development efforts, or through strategic partnerships, mergers, or acquisitions. Key growth drivers within second growth pillar include:

Lap-Band 2.0 FLEX System - New product revenues for the Lap-Band 2.0 FLEX system (“Lab-Band 2.0”), for which the Company received FDA approval during December 2023 and completed the first successful surgeries in early 2024. Similar to the current Lap-Band, the Lap-Band 2.0 is adjustable, postoperatively, to increase or decrease the opening of the band to optimize an individual’s eating habits and comfort, thereby improving therapy effectiveness. At the same time, a new feature of the Lap-Band 2.0 is a band reservoir technology that serves as a relief valve. Pieces of food that are too large to pass through the narrowed passage, created by the current band, can pass through because the new feature allows the band to relax momentarily and then return to its resting diameter. This could potentially allow for increased Lap-Band constriction and resultant satiety, while helping to minimize discomfort from swallowing large pieces of food, which may otherwise require emergency in-office patient band adjustments. Based on customer feedback, Lap-Band 2.0 will allow us to engage new surgeons and reengage many of those who have used the Lap-Band, historically.

ReShape Obalon Balloon - The ReShape Obalon® Balloon system is the first and only swallowable, gas filled, FDA-approved balloon system. In 2023 the Company established an OEM partnership with Biorad Medisys (“Biorad”), based in India that will support the successful relaunch and commercialization of the balloon system. We anticipate having access to the Obalon Balloon system later in 2024 for the distribution in the U.S. and other regions globally. In addition, the strategic partnership with Biorad contemplates potential manufacturing transfer of other products to further improve ReShape’s overall gross margin.

DBSN Device - ReShape remains committed to furthering our proprietary Diabetes Bloc-Stim Neuromodulation (DBSNTM) technology that can potentially reduce the dependence on medications by those with type 2 diabetes. The DBSNTM device is a technology under development as a new treatment for type 2 diabetes mellitus. The device is expected to use bioelectronics to manage blood glucose in the treatment of diabetes and individualized 24/7 glucose control. Preclinical evidence on the DBSN device was presented at multiple conferences. The DBSN technology development has received nondilutive NIH grant support.

•Growth Pillar III: Ensuring that our portfolio spans the weight loss care continuum and is evidence based.

ReShape’s third growth pillar represents the Company’s commitment to collaborate with healthcare professionals worldwide and further develop evidence supporting ReShape’s portfolio of treatment options. Aligned with goal of pillar three, in early 2023, ReShape established their first-ever global Scientific Advisory Board (SAB) to provide needed expertise and feedback on initiatives related to the Company’s growth pillars. The SAB is fully engaged in helping validate company strategies to collect and publish data on both our Lap-Band 2.0 and data on Lap-Band patients who are also using GLP-1s as a combination therapy. Combination therapies comprising GLP-1s and other gastric surgeries, including the Lap-Band, are being prescribed today, to help those who have plateaued with their weight loss.

Our Product Portfolio

Lap-Band System

The Lap-Band System is designed to provide minimally invasive long-term treatment of severe obesity and is an alternative to more invasive surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. Unlike other invasive anatomy altering procedures, the Lap-Band System is adjustable post-operatively via a saline-filled silicone band that is laparoscopically placed around the upper part of the stomach through small laparoscopic incisions, creating a small pouch at the top of the stomach, which slows the passage of food and creates a sensation of fullness. The procedure can normally be performed as an outpatient procedure and patients can go home the day of the procedure without the need for an overnight hospital stay.

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

ReShape Calibration Tubes

The ReShape Calibration tubes are multifunctional devices compared to reusable bougies and disposable gastric tubes. The Calibration tubes are designed to fit the lesser curvature of the stomach more easily and quickly reach the pylorus. In August of 2022, we announced FDA clearance of three new sizes – 32, 36, and 40 French – all designed to simplify bariatric procedures such as laparoscopic sleeve gastrectomy, gastric bypass, and adjustable gastric banding. During the first quarter of 2023, we fully released this product and continue to ramp up production.

ReShape Obalon Balloon System

The FDA PMA approved Obalon Balloon System, is not currently manufactured and distributed for commercial sales, consists of a swallowable capsule that contains an inflatable balloon attached to a microcatheter; the Obalon Navigation System console, has FDA PMA supplemental approval, is a combination of hardware and software used to dynamically track and display the location of the balloon during placement; the Obalon Touch Inflation Dispenser, which is a semi-automated, hand-held inflation device used to inflate the balloon once it is placed; and a disposable canister filled with our proprietary mixture of gas.

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

Our Strategic Focus

Develop and Commercialize a Differentiated Portfolio of Products/Therapies

ReShape Lifesciences Inc. is the premier physician-led weight-loss and metabolic health-solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and metabolic disease. An overarching strategy for our Company is to develop and commercialize products, programs and services portfolio that is differentiated from our competition by offering transformative technologies that consists of a selection of patient-friendly, non-anatomy changing, lifestyle enhancing products, programs and services that provide alternatives to more invasive bariatric surgeries, and help patients achieve healthy and durable weight loss. Current offerings include the Lap-Band System and accessories, and recently approved Lap-Band 2.0. The FDA approved Obalon Balloon System, which has been off the market since March 2020 and was acquired in connection with the Obalon merger in June of 2021, has not yet been re-introduced to the marketplace. We believe that we are well positioned for the existing market and can serve more of the overweight and obese population with our solutions and thereby help expand the addressable market for obesity.

Drive the Adoption of Our Portfolio through Obesity Therapy Experts and Patient Ambassadors

Our clinical development strategy is to collaborate closely with regulatory bodies, healthcare providers, obesity therapy lifestyle experts and others involved in the obesity management process, patients and their advocates and scientific experts. We have established relationships with physicians, obesity therapy experts, patient advocates, media experts and other market drivers we believe will provide important support towards promoting patient awareness and gaining widespread adoption of the Lap-Band, its accessories, Lap-Band 2.0 and the possible re-introduction of the Obalon Balloon System.

Expand and Protect Our Intellectual Property Position

We believe that our issued patents and our patent applications encompass a broad platform of therapies focused on obesity, diabetes, hypertension and other gastrointestinal disorders. We intend to continue to pursue further intellectual property protection through U.S. and foreign patent applications.

On March 9, 2023, we filed a patent infringement complaint against Allurion Technologies, Inc. in the U.S. District Court for the District of Delaware. The complaint alleged that Allurion is infringing at least two claims of our U.S. Patent No. 10,463,520, which is related to our intellectual property portfolio, by making the Allurion Gastric Balloon system in the U.S. for exportation and/or sales from the U.S and/or for potential sales in the U.S. relating to Allurion’s application to the FDA to sell the Allurion Gastric Balloon in the U.S. The complaint sought, among other relief, damages for Allurion’s alleged infringement of the ‘520 patent, in an amount not less than a reasonable royalty. On May 31, 2023, we filed a voluntary dismissal, without prejudice, of the complaint, which reserves our right to assert the claim against Allurion. Since that time, in October 2023, we have been issued another patent, U.S. Patent No. 11,779,482, which arises out of the same family as the ‘520 patent, and also applies to the Allurion Gastric Balloon system. We are also pursuing a third patent out of the same family, which we expect to be issued soon. This matter is in its early stages and we are unable to predict its outcome at this time. However, we intend to continue to vigorously protect and enforce our intellectual property rights.

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

Current Treatment Options and Their Limitations

We believe existing bariatric surgery and endoscopic procedural options for the treatment of obesity have seen limited adoption to date, with approximately 1% of the obese population qualifying for treatment actually seeking treatment, due to patient concerns and potential side effects including permanently altered anatomy and morbidity. The recent adoption surge of GLP-1 agonists for weight loss and related big-pharma marketing efforts have significantly increased the number of overweight and obese individuals who are seeking medically managed weight loss.

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

Our Competition

The market for obesity treatments is competitive, subject to technological change and significantly affected by new product development. Our primary competition in the obesity treatment market is currently from bariatric laparoscopic and endoscopic procedures, and the recently introduced GLP-1 pharmaceuticals.

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

Lap-Band

As of December 31, 2023, we had approximately 50 total patents, 28 U.S. and 22 foreign, related to our Lap-Band System. The international patents and patent applications are in regions including Germany, France, Spain, the United Kingdom, Mexico, Canada, Italy, the Netherlands, Portugal, Ireland, Belgium, Poland, Australia, and South Korea. The issued patents expire between the years 2023 and 2031.

We also have 48 total U.S. and international trademarks for the Lap-Band brand name.

ReShape Vest

As of December 31, 2023, we had four granted U.S. patents and four granted foreign patents in China, Israel, Canada and Australia related to our ReShape Vest. The patents expire between the years 2028 and 2038.

We also have U.S. and international trademark applications for the ReShape Vest brand name.

Obalon

As of December 31, 2023, we had 46 granted U.S. patents and 5 granted foreign patents related to our Obalon portfolio. The patents expire between the years 2028 and 2031.

DBSN Device

As of December 31, 2023, we had 9 U.S. patents issued and 45 foreign patents issued. In addition, we have filed a trademark application for Bloc-Stim Neuromodulation. The USPTO Examiner is reviewing the application and provided the Company with a disclaimer being required for “Neuromodulation”, as this a standard requirement for words that are in the standard vernacular.

Sales and Distribution

We market directly to patients but sell the Lap-Band program to select qualified surgical centers throughout the U.S. and internationally having patients that would like to treat obesity and its comorbidities. The centers then perform the Lap-Band procedure and are most-commonly reimbursed by leading insurance providers in the U.S. and government health services in many areas outside the U.S. Alternatively, surgical centers can offer the Lap-Band as a cash-pay procedure. Our sales representatives are supported by field-based experts who provide training, technical support, and other support services at various medical centers. Our sales representatives help implement consumer marketing programs and provide surgical centers and certified surgeons with educational patient materials.

In August of 2022, we shifted away from national advertising campaign initiatives and focusing on digital marketing channels including search engine ads and social media channels. This shift in marketing is 100% aligned with the Company’s focus on expanding Lap-Band use while ensuring a sustainable (profitable) business. The shift to a more targeted and regionalized marketing program allows us to better support interested potential Lap-Band patients while also reducing the overall costs for lead generation programs. This strategy also aligns with our key surgeon Lap-Band programs across the U.S.; surgeons who participate in local co-op marketing and educational initiatives in their communities.

During 2023, our international sales efforts were through a combination of agent and distributor sales channels, with a focus on top Lap-Band customers in Australia, the Middle East, Canada and select countries in Europe.

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

Given that we rely on third-party manufacturers and suppliers to produce our products, our ability to increase production going forward will depend upon the experience, certification levels and large-scale production capabilities of our suppliers and manufacturers. Qualified suppliers and contract manufacturers have been and will continue to be selected to supply products on a commercial scale according to our proprietary specifications. Our FDA approval process requires us to name and obtain approval for the suppliers of key components of the Lap-Band System.

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

Article 120(3) of the Medical Device Regulation (EU) 2017/745 (MDR), last amended by Regulation (EU) 2023/607, states that devices which continue to comply with the AIMDD or MDD may be placed on the market or put into service until 31 December 2027 for Class IIb implantable (Lap-Band and Obalon Balloon System), or 31 December 2028 for Class IIa devices (ReShape Calibration Tubes, provided the conditions set out in Article 120(3c) MDR are fulfilled. In addition, the “Sell Off” periods have been removed. (Regulation (EU) 2023/607)

These devices are called ‘legacy devices’ and in line with MDCG Guidance Document 2021-253, ‘legacy devices’ should be understood as devices, which, in accordance with the MDR’s transitional provisions, are placed on the market after the MDR’s date of application (i.e. 26 May 2021) if certain conditions are fulfilled. Those devices can be:

●	devices which are class I devices under Directive 93/42/EEC (MDD), for which an EC declaration of conformity was drawn up prior to 26 May 2021 and for which the conformity assessment procedure under the MDR requires the involvement of a notified body;
●	devices covered by a valid EC certificate issued in accordance with Directive 90/385/EEC (AIMDD) or the MDD prior to 26 May 2021

The conditions are set out in Article 120(3c) MDR and include, among others, that legacy devices must continue to comply with the AIMDD/MDD, as applicable, and that there are no significant changes in the design or intended purpose of the device. Therefore, it is important for manufacturers and notified bodies to have a clear understanding as to what changes to design or intended purpose would be considered ‘significant’. It is essential for legacy devices that their certificates remain valid following changes that are not significant with regard to design or intended purpose and that the required appropriate surveillance is carried out.

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

ReShape Lifesciences has engaged with its European Notified Body—British Standards Institute (BSI) to transition our products under EU MDR. The Lap-Band and ReShape Calibration Tubes Technical Documentations (TDs) are currently under EU MDR conformity assessment by BSI.

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

The UK government published Statutory Instruments 2023 No. 627, The Medical Devices (Amendment) (Great Britain) Regulations 2023 on June 9, 2023, to extend the deadlines for placing CE Marked devices on the GB market. The date CE Marked devices can be placed on the Great Britain market has been extended to December 31, 2027. After this date the UKCA Mark will be required.

The UK government proposed to adopt the draft Post-Market Surveillance Requirements Statutory Instrument (PMS SI) in December 2023 and to enforce in June 2024. Supplementary guidance will also be published.

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

The Lap-Band 2.0 FLEX system received approval in December 2023. We had our first successful surgeries with this system in early 2024.

Continued compliance with CE marking requirements is enforced through periodic facility inspections by the Notified Body, which may be unannounced. Because we rely on contract manufacturing sites and service providers, these additional sites may also be subject to these Notified Body unannounced inspections.

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

In addition, certain state, and non-U.S. laws, such as the European Union General Data Protection Regulation, or GDPR, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, ‘‘business associates,’’ defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, are also subject to certain HIPAA privacy and security standards. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted legislation, the California Consumer Privacy Act or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate, it may regulate or impact our expected processing of personal information depending on the context. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom’s departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom’s departure from the EU.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits persons from (among other things) knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce the referral of an individual, or the recommending, furnishing, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.

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

Employees

As of December 31, 2023, we had 31 employees, all of which 29 were full-time and 2 were part-time. All of these employees are located in the U.S.

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

Our principal executive offices are located at 18 Technology Dr, Suite 110, Irvine, California 92618, and our telephone number is (949) 429-6680. Our website addresses are www.reshapelifesciences.com and lapband.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

●	If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.
●	Our current business strategy includes identifying strategic merger and acquisition alternatives. Merger and acquisition transactions are risky and may harm our business, reputation, operating results and financial condition.
●	We have recently undertaken a cost reduction plan and reorganization, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.
●	We may be unable to attract and retain management and other personnel we need to succeed.
●	The shares of series C convertible preferred stock issued in connection with our acquisition of ReShape Medical have certain rights and preferences senior to our common stock, including a liquidation preference that is senior to our common stock.
●	We cannot assure you that we will ever generate substantial revenue or be profitable.
●	Previously, we recorded a non-cash indefinite-lived and definite-lived intangible assets impairment loss, which significantly impacted our results of operations.
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
●	We have identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting, may have a material and adverse effect on our business, operating results, financial condition and prospects.
●	General economic and political conditions could have a material adverse effect on our business.
●	We hold our deposit within the U.S. banking system and may incur a loss of our uninsured deposits if there a closure or other event with our bank.
●	We face significant uncertainty in the industry due to government healthcare reform.
●	Public health crises, such as COVID-19 pandemic, have had, and could in the future have a negative effect on our business.
●	We are subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.
●	Failure to protect our information technology information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business.
●	We operate in a highly competitive industry that is subject to rapid change. If our competitors are able to develop and market products that are safer or more effective than our products, our commercial opportunities will be reduced or eliminated.
●	We face external competition from other technologies such as GLP-1’s and alternative medical procedures and we may not be able to compete effectively.
●	Our ability to use net operating losses (“NOL”) carryforwards may be limited.
●	Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Risks Associated with Development and Commercialization of the Lap-Band System, Lap-Band 2.0 System, Obalon Balloon System, DBSN Device

●	Our efforts to increase revenue from our Lap-Band System, Lap-Band 2.0 System, Obalon Balloon System, and commercialize our DBSN device and expanded line of bariatric surgical accessories, including ReShape Calibration Tubes, may not succeed or may encounter delays which could significantly harm our ability to generate revenue.
●	We may not be able to obtain required regulatory approvals for our DBSN device in a cost-effective manner or at all, which could adversely affect our business and operating results.
●	We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.
●	Modifications to the Lap-Band System and Lap-Band 2.0 may require additional approval from regulatory authorities, which may not be obtained or may delay our commercialization efforts.
●	If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated product problems, our Lap-Band system could be subject to restrictions or withdrawal from the market.
●	We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to obtain adequate product liability insurance.

Risks Related to Intellectual Property

●	If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected, and our competitive position will be harmed.
●	We may lose important patent rights if we do not timely pay required patent fees or annuities.
●	Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.
●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.
●	Intellectual property litigation is a common tactic in the medical device industry to gain competitive advantage. If we become subject to a lawsuit, we may be required to expend significant financial and other resources and our management’s attention may be diverted from our business.
●	We may in the future become involved in lawsuits, to protect or enforce our intellectual property, which can be expensive and time consuming and could result in the diversion of significant resources.

Risks Relating to Ownership of Our Common Stock

●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.
●	We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.
●	If we fail to meet all applicable Nasdaq Capital Market requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
●	There are risks associated with effecting the Reverse Stock Split, if approved by the Board.
●	You may experience future dilution as a result of future equity offerings.
●	Our organizational documents and Delaware law make a takeover of our company more difficult, which may prevent certain changes in control and limit the market price of our common stock.
●	We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

risk factors

Risks Related to Our Business and Industry

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

We currently do not generate revenue sufficient to offset operating costs and anticipate such shortfalls to continue, partially due to the introduction of GLP-1 pharmaceuticals and the unpredictability of COVID-19, which has resulted and may continue to result in a slow-down of elective surgeries and restrictions in some locations, and supply chain disruptions. As of December 31, 2023, we had net working capital of approximately $6.5 million, primarily due to cash and cash equivalents and restricted cash of $4.6 million. Additionally, our anticipated expansion of our product portfolio and future products may not come to fruition. Our principal source of liquidity as of December 31, 2023 consisted of approximately $4.6 million of cash and cash equivalents and restricted cash and $1.7 million of accounts receivable. Based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

Our current business strategy includes identifying strategic merger and acquisition alternatives. Merger and acquisition transactions are risky and may harm our business, reputation, operating results and financial condition.

We have completed acquisitions and business combinations in the past and may complete merger and acquisition transactions in the future. In December 2023, we announced that we engaged Maxim Group LLC to act as our exclusive financial advisor to identify potential strategic merger and acquisition partnership alternatives. We do not have a defined timeline for such a transaction and cannot provide any assurance whether or when any transaction will be announced or consummated. Our ability to complete merger and acquisition transactions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for merger and acquisition candidates; and the availability of capital and personnel to complete such transactions. Merger and acquisition transactions may involve a number of risks, the occurrence of which could adversely affect our business, reputation, operating results and financial condition, including:

●	diversion of management’s attention;
●	disruption to our existing operations and plans;
●	inability to effectively manage our expanded operations;
●	difficulties or delays in integrating and assimilating information and financial systems, operations, manufacturing processes and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and synergies;
●	inability to successfully integrate or develop a distribution channel for acquired product lines;
●	potential loss of key employees, customers, agents, distributors, or sales representatives of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, agents, distributors, and sales representatives;
●	reallocation of amounts of capital from other operating initiatives;
●	violation of confidentiality, intellectual property and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
●	inaccurate assessment of additional post-acquisition investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs;
●	incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and
●	write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances.

We have recently undertaken a cost reduction plan and reorganization, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

In light of recent macroeconomic conditions and the impact of GLP-1 prescriptions for weight loss treatment, we announced a 2024 cost reduction plan and reorganization to promote the long-term sustainability and scalability of the Company. As part of this plan, we have significantly reduced our workforce. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. We may not complete the current or any cost reduction plan and reorganization on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

We may be unable to attract and retain management and other personnel we need to succeed.

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of our officers or key employees could hinder our sales and marketing efforts, or delay or prevent the commercialization of our Lap-Band System, Lap-Band 2.0, the Obalon Balloon System, and the development of our DBSN device. Our continued growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

The success of our business will depend on our ability to generate increased sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Lap-Band System, Obalon Balloon System, or regulatory approvals needed to market our DBSN device and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Lap-Band System for its indicated use, successfully re-introduce the Obalon Balloon System, or develop and commercialize the DBSN device, we may never become profitable and may have to cease operations as a result.

Previously, we recorded a non-cash indefinite-lived intangible and definite-lived assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

We conduct our annual indefinite-lived intangible assets impairment analysis during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present. Previously, we performed a qualitative impairment analysis of the in-process research and development (“IPR&D”). Due to delays in the clinical trials experienced, we revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. During the quarter ended September 30, 2022, we stopped the clinical trials for the ReShape Vest and closed out the previous trials that occurred, as significant additional clinical work and cost would be required to achieve regulatory approval for the ReShape Vest. In addition, due to continued market decline and projected cash flows the company recorded an impairment of the developed technology related to the Lap-Band and Obalon Balloon System and our tradenames. As such, we determined the carrying value of the long-lived assets were impaired and recognized a non-cash impairment charge of approximately $0.8 million on the condensed consolidated balance sheet as of December 31, 2023. In the future, we may have additional impairments requiring us to record an impairment loss related to our remaining finite-lived intangible assets, which could also have a material adverse effect on our results of operations.

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

For example, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting. We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include: designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls; and designing and implementing formal processes, policies and procedures supporting our financial close process.

We have identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting, may have a material and adverse effect on our business, operating results, financial condition and prospects.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting. We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include: designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls; and designing and implementing formal processes, policies and procedures supporting our financial close process.

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

We face external competition from other technologies such as GLP-1’s, and alternative medical procedures and we may not be able to compete effectively.

Companies that may not be deemed competitors in the bariatric surgery space may develop technologies, products or services that may impact the use of our products. For example, certain therapeutic treatments, such as drugs used to treat weight loss such as GLS-1’s, may enhance patient health. If we do not introduce new products and enhancements in a timely manner, there may be a decrease in the use of certain of our products, in which case our operating results could suffer.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2023, ReShape had U.S. federal net operating loss carryforwards of $218.9 million. Of the total U.S. federal net operating loss carryforwards at December 31, 2023. Losses generated beginning in 2018 will carryover indefinitely. ReShape had state net operating loss carryforwards of $348.7 million at December 31, 2023, and had foreign net operating loss carryforwards of $0.2 million at December 31, 2023. Net operating loss carryforwards of ReShape are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), ReShape is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

ReShape’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2023, the net effect of any further limitation will have no impact on results of operations.

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

We subsequently moved and hold a portion of our cash and cash equivalents in accounts with Bank of America. The balance held in these accounts exceeds the FDIC standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

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

Risks Associated with Development and Commercialization of the Lap-Band System, Lap-Band 2.0 System, Obalon Balloon System, and the DBSN Device

Our efforts to increase revenue from our Lap-Band System, Lap-Band 2.0 System, and commercialize our DBSN device and expanded line of bariatric surgical accessories, including ReShape Calibration Tubes, may not succeed or may encounter delays which could significantly harm our ability to generate revenue.

Our ability to generate revenue will depend upon the sales of our Lap-Band System, expanded line of bariatric surgical accessories and successful commercialization of our DBSN device (if approved for sale). Our efforts to commercialize these products may not succeed for a number of reasons, including:

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

Besides requiring physician adoption, market acceptance of our products will depend on successfully communicating the benefits of our products to three additional constituencies involved in deciding whether to treat a particular patient using our products: (1) the potential patients themselves; (2) institutions such as hospitals, where the procedure would be performed and opinion leaders in these institutions; and (3) third-party payers, such as private healthcare insurers and governmental payers, such as Medicare and Medicaid in the United States, which would ultimately bear most of the costs of the various providers and equipment involved in our Lap-Band System, Obalon Balloon System, and DBSN device (if approved for sale). Marketing to each of these constituencies requires a different marketing approach, and we must convince each of these groups of the efficacy and utility of our products to be successful.

During the year ended December 31, 2023 and 2022, there was minimal revenue for ReShapeCare and ReShape Marketplace. There was no revenue or gross profit recorded for the DBSN device for the year ended December 31, 2023 and 2022 as this product is still in the research stage of development. There was also no revenue recorded for the Obalon line.

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

Our commercial success depends in part on our ability to obtain protection in the United States and other countries for our Lap-Band System, Obalon Balloon System, and DBSN device by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We own numerous U.S. and foreign patents and have numerous patent applications pending, most of which pertain to treating gastrointestinal disorders and the treatment of obesity. We have also received or applied for additional patents outside the United States. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will provide us any competitive advantage. We expect to incur substantial costs in obtaining patents and, if necessary, defending our proprietary rights. The patent positions of medical device companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. We do not know whether we will obtain the patent protection we seek, or that the protection we do obtain will be found valid and enforceable if challenged. If we fail to obtain adequate protection of our intellectual property, or if any protection we obtain is reduced or eliminated, others could use our intellectual property without compensating us, resulting in harm to our business. We may also determine that it is in our best interests to voluntarily challenge a third-party’s products or patents in litigation or administrative proceedings, including patent interferences, re-examinations or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful could result in the loss of the entire patent or the relevant portion of our patent, which would not be limited to any particular party. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Even if we were to prevail in any litigation, we cannot assure you that we can obtain an injunction that prevents our competitors from practicing our patented technology. Our competitors may independently develop similar or alternative technologies or products without infringing any of our patent or other intellectual property rights, or may design around our proprietary technologies.

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

Our Lap-Band System, Obalon Balloon System or DBSN device may infringe or be claimed to infringe patents that we do not own or license, including patents that may issue in the future based on patent applications of which we are currently aware, as well as applications of which we are unaware. For example, we are aware of other companies that are investigating neurostimulation, including neuroblocking, and of patents and published patent applications held by companies in those fields. While we believe that none of such patents and patent applications are applicable to our products and technologies under development, third parties who own or control these patents and patent applications in the United States and abroad could bring claims against us that would cause us to incur substantial expenses and, if such claims are successfully asserted against us, they could cause us to pay substantial damages, could result in an injunction preventing us from selling, manufacturing or using our proposed products and would divert management’s attention. Because patent applications in many countries such as the United States are maintained under conditions of confidentiality and can take many years to issue, there may be applications now pending of which we are unaware, and which may later result in issued patents that our products infringe. If a patent infringement suit were brought against us, we could be forced to stop our ongoing or planned clinical trials, or delay or abandon commercialization of the product that is subject of the suit.

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

We may in the future become involved in lawsuits, to protect or enforce our intellectual property, which can be expensive and time consuming and could result in the diversion of significant resources.

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

As of December 31, 2023, we had outstanding 23,457,047 shares of common stock. In addition, we had outstanding warrants to acquire 15,385,892 shares of common stock. The issuance of shares of common stock upon the exercise of warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

For example, on October 10, 2023, we received a written notice from The Nasdaq Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The notice provided that we have until April 7, 2024 to regain compliance. In order to regain compliance with the bid price requirement. On February 23, 2024, the stockholders of the Company authorized for the Board of Directors, in its discretion but no later than February 23, 2025, to declare a reverse stock split at a ratio in the range of 1-for-10 to 1-for-60, such ratio to be determined by the Board (“Reverse Stock Split”).

There are risks associated with effecting the Reverse Stock Split, if approved by the Board.

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

The Reverse Stock Split may result in some stockholders owning “odd lots” of less than 100 shares of common stock on a post-split basis. These odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of 100 shares.

Although the Reverse Stock Split will not, by itself, have any immediate dilutive effect on stockholders, the proportion of shares owned by stockholders relative to the number of shares authorized for issuance will decrease because the number of authorized shares of common stock would remain unchanged. As a result, additional authorized shares of common stock would become available for issuance at such times and for such purposes as the Board may deem advisable without further action by stockholders, except as required by applicable law or stock exchange rules. To the extent that additional authorized shares of common stock are issued in the future, such shares could be dilutive to existing stockholders of the Company by decreasing such stockholders’ percentage of equity ownership in the Company. See “-Potential Anti-Takeover Effect” below for more information on potential anti-takeover effects of the Reverse Stock Split.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Information and Technology service providers manages the Company’s security program, which is focused on assessing, identifying, and managing cyber risk and information security threats. We evaluate cybersecurity on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and board of directors, described below under “Governance.”

To proactively manage cybersecurity risk in our organization, our management team has instituted a security policy that is available to all employees.

To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain both a business continuity plan and cyber incident response plan. We recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, our Information Technology providers identifies and addresses known cybersecurity risks on a continuous basis. In addition, we stive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.

Governance

Our Board of Directors and our Audit Committee oversee our enterprise-wide risk management, including with respect to cybersecurity. Our Chief Executive Officer or Chief Financial Officer presents information on our enterprise-wide risks to the Board of Directors at each of its regularly scheduled meetings.

ITEM 2. PROPERTIES

We lease approximately 5,038 square feet of office/warehouse space in Irvine, California under an operating lease that expires May 1, 2026.

ITEM 3. LEGAL PROCEEDINGS

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

Number of Stockholders

As of March 26, 2024, there were approximately 34 holders of record of our common stock.

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

Overview

We are the premier global weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the Obalon Balloon System, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the Obalon Balloon System, or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

Recent Developments

In February 2024, the Company announced the first surgeries utilizing the Lap-Band 2.0 FLEX mark, not only a seminal moment in the Company’s launch of this enhanced product, but also a leap forward in improving the Lap-Band.

Financial Overview

Results of Operations

The following table sets forth certain data from our operating results from the years ended December 31, 2023 and 2022, expressed as percentages of net revenue (in thousands):

	Year Ended December 31,
	2023		2022
Revenue	$8,678	100.0%	$11,240	100.0%
Cost of revenue	3,130	36.1%	4,438	39.5%
Gross profit	5,548	63.9%	6,802	60.5%
Operating expenses:
Sales and marketing	7,548	87.0%	14,093	125.4%
General and administrative	10,324	119.0%	17,250	153.5%
Research and development	2,315	26.7%	2,537	22.6%
Impairment of long-lived assets	777	9.0%	18,744	166.8%
(Gain) loss on disposal of assets, net	(33)	(0.4)%	529	4.7%
Total operating expenses	20,931	241.3%	53,153	473.0%
Operating loss	(15,383)	(177.4)%	(46,351)	(412.5)%
Other expense (income), net:
Interest (income) expense, net	(26)	(0.3)%	113	1.0%
Gain on changes in fair value of liability warrants	(3,878)	(44.7)%	—	—%
(Gain) loss on foreign currency exchange, net	(22)	(0.3)%	141	1.3%
Other	(122)	(1.4)%	(11)	(0.1)%
Loss before income tax provision	(11,335)	(130.7)%	(46,594)	(414.7)%
Income tax expense (benefit)	52	0.6%	(380)	(3.4)%
Net loss	$(11,387)	(131.2)%	$(46,214)	(411.2)%

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

The following table contains a reconciliation of GAAP net loss to non-GAAP net loss attributable to common stockholders for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2023	2022
GAAP net loss	$(11,387)	$(46,214)
Adjustments:
Interest (income) expense, net	(26)	113
Income tax expense (benefit)	52	(380)
Depreciation and amortization	154	2,153
Stock-based compensation expense	767	2,087
Impairment of long-lived assets	777	18,744
(Gain) loss on disposal of assets, net	(33)	529
Gain on changes in fair value of liability warrants	(3,878)	—
Adjusted EBITDA	$(13,574)	$(22,968)

Comparison of Results of Operations

Revenue. The following table summarizes our net revenue by geographic location based on the location of customers for the years ended December 31, 2023 and 2022, as well as the percentage by location of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2023		2022		Change	Change
United States	$7,134	82.2%	$9,230	82.2%	$(2,096)	(22.7)%
Australia	526	6.1%	688	6.1%	(162)	(23.5)%
Europe	956	11.0%	1,252	11.1%	(296)	(23.6)%
Rest of world	62	0.7%	70	0.6%	(8)	(11.4)%
Total revenue	$8,678	100.0%	$11,240	100.0%	$(2,562)	(22.8)%

Revenue totaled $8.7 million for the year ended December 31, 2023, which represents a contraction of 22.8%, or $2.6 million compared to the same period in 2022. The primary reason for the decrease is due to the introduction of GLP-1 pharmaceuticals within the US. This is also evidenced by a decrease of Lap-Band unit sales of approximately 26.8%.

Cost of Revenue and Gross Profit: The following table summarizes our cost of goods sold and gross profit for the years ended December 31, 2023 and 2022, as well as percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2023		2022		Change	Change
Revenue	$8,678	100.0%	$11,240	100.0%	$(2,562)	(22.8)%
Cost of revenue	3,130	36.1%	4,438	39.5%	(1,308)	(29.5)%
Gross profit	$5,548	63.9%	$6,802	60.5%	$(1,254)	(18.4)%

Gross profit. Gross profit for the year ended December 31, 2023, was $5.5 million, compared to $6.8 million for the year ended December 31, 2022, a decrease of $1.3 million or 18.4%. Gross profit as a percentage of revenue for the year ended December 31, 2023, was 63.9% compared to 60.5% for the same period in 2022. The increase in gross profit margin is primarily due to the Company allocating resources that were previously primarily focused on inventory to other projects and allocated a larger percentage of these costs to operating expenses in 2023.

Operating Expenses: The following table summarizes our operating expenses for the years ended December 31, 2023 and 2022, as well as the percentage of total revenue, and the amount of changes and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2023		2022		Change	Change
Sales and marketing	$7,548	87.0%	$14,093	125.4%	$(6,545)	(46.4)%
General and administrative	10,324	119.0%	17,250	153.5%	(6,926)	(40.2)%
Research and development	2,315	26.7%	2,537	22.6%	(222)	(8.8)%
Impairment of long-lived assets	777	9.0%	18,744	166.8%	(17,967)	(95.9)%
(Gain) loss on disposal of assets, net	(33)	(0.4)%	529.0	4.7%	(562)	(106.2)%
Total operating expenses	$20,931	241.3%	$53,153	472.9%	$(32,222)	(60.6)%

Sales and Marketing Expense. Sales and marketing expenses for the year ended December 31, 2023, decreased by $6.6 million, or 46.8%, to approximately $7.5 million, compared to $14.1 million for the same period in 2022. The decrease is primarily due to a decrease of $5.2 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a significant reduction of costs. We also had reductions in payroll expenditures, including commissions, travel and stock-based compensation of $1.2 million, due to changes in sales personnel and lower sales.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 2023, decreased by approximately $7.0 million, or 40.2%, to approximately $10.3 million, compared to $17.3 million for the same period in 2022. The decrease is primarily due to a reduction in legal related expenses due to the Company recording $2.6 million in litigation losses during the year ended December 31, 2022. In addition, the Company had a reduction in payroll related expenses including stock-based compensation expense of $2.8 million, due to changes within personnel. We had a decrease in intangible asset amortization of $1.8 million, as we impaired our finite intangible assets during the fourth quarter of 2022. We also had a decrease in rent and insurance of $0.7 million due to the lease of our former Carlsbad, CA location expiring. We also had a decrease of $0.3 million related to non-income taxes. This was offset by an increase in audit and professional services of approximately $1.2 million, primarily due to the offerings we completed during 2023.

Research and Development Expense. Research and development expenses for the year ended December 31, 2023, decreased by $0.2 million, or 8.8%, to $2.3 million, compared to $2.5 million for the same period in 2022. The decrease is primarily due to a decrease of $0.1 million in payroll expenses, as the Company’s revenue declined, the Company allocated personnel’s time to other research and development projects to utilize the employees and a reduction of depreciation expense of $0.1 million as the Company impaired its fixed assets during 2023.

Impairment of Long-Lived Assets. Impairment of long-lived assets decreased by approximately $18.0 million for the year ended December 31, 2023, compared to the same period in the prior year. During the year ended December 31, 2023, the Company impaired approximately $0.8 million, consisting of fixed assets and intangible assets. During the year ended December 31, 2022, the Company recorded an impairment charge of $7.4 million of in-process IPR&D and trademarks related to the ReShape Vest due to the Company no longer continuing with clinical trials. In addition, due to a reduction in our market capitalization at year end the Company impaired the developed technology and trademarks for both the Lap-Band and Obalon Balloon of $8.9 million and $2.4 million, respectively, due to reduced projected near-term future net cash flows related to the Lap-Band and no near-term revenue for the Obalon Balloon.

(Gain) loss on disposal of assets, net. During 2023, the Company had a gain of approximately $33 thousand related to the sale of fully depreciated assets. During the year ended December 31, 2022, the Company disposed of $0.5 million, primarily of assets that were acquired from the merger with Obalon.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the years ended December 31, 2023 and 2022, we received proceeds of $17.6 million and $3.1 million, respectively, from securities sales and exercises of warrants by an institutional investor. As of December 31, 2023, we had $4.5 million of cash and cash equivalents, and $100 thousand of restricted cash.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(16,960)	$(21,902)
Net cash used in investing activates	(10)	(92)
Net cash provided by financing activities	17,574	3,130
Effect of exchange rate changes	—	4
Net change in cash and cash equivalents and restricted cash	$604	$(18,860)

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.0 million and $21.9 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, net cash used in operating activities was primarily the result of our net loss of $11.4 million, partially offset by non-cash adjustments of loss on impairment of long-lived asset of $0.8 million, stock-based compensation expense of $0.8 million, provision for bad debt expense of $0.4 million, provision for excess and obsolete inventory of $0.3 million, depreciation expense of $0.1 million, offset by non-cash reductions of expense non-cash gains recognized related to changes in fair value of liability warrants of 3.9 million. This was offset by a positive impact to accounts receivable of $0.1 million and a negative impact to cash from inventory of $0.5 million, prepaid expenses of $0.2 million and accounts payable and accrued liabilities of $3.5 million and a decrease in warranty liabilities of $0.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023, was insignificant as the Company was focused on preserving cash.

Net cash used in investing activities for the year ended December 31, 2022, was $0.1 million, primarily related to tooling equipment.

Net Cash Provided by Financing

Net cash provided by financing activities was $17.6 million for the year ended December 31, 2023, as the Company completed multiple public offerings with proceeds of approximately $13.5 million and $4.1 million of warrants exercised during 2023.

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2022, primarily due to proceeds of $2.5 million received from the exercises of warrants from an institutional investor and $0.6 million of securities sold to an institutional investor.

Operating Capital and Capital Expenditure Requirements

The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market Lap-Band 2.0 FLEX, (iii) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, (vi) identifying strategic merger and acquisition alternatives, (v) seek opportunities to find strategic partners to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, and product development activities. If managements’ plans don’t develop, and the Company doesn’t get additional cash raises, at the current burn rate, management expects to run out of cash during the third quarter of 2024.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our DBSN, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the DBNS or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our DBNS, and any products that we may develop;
●	the rate of market acceptance of our DBNS, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;

●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, Obalon Balloon System, DBNS or our future products;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Developed technology acquired in business combinations is reviewed for impairment annually, or whenever an event occurs, or circumstances change that would indicate the carrying amount may be impaired. Additionally, management reviews the carrying amounts of other intangible and long-lived assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. The impairment reviews require significant estimates about fair value, including estimation of future cash flows, selection of an appropriate discount rate, and estimates of long-term growth rates.

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

Accounts Receivable Reserve

The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. Additionally, under the current expected credit loss model, we utilize historical loss rates based on number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions.

Inventory Reserve

The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue.

Fair Value of Warrants

We analyze warrants to determine if the warrant instrument should be treated as a liability or equity. Based on the outcome of this analysis, we measure the fair value of the instrument using a Black-Scholes valuation model, bifurcated Black-Scholes valuation model or a Monte Carlo valuation model. Each of these models require various highly judgmental assumptions, including stock price volatility, risk-free interest rate, and expected term.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ReShape Lifesciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ReShape Lifesciences Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

As described in Note 3 to the consolidated financial statements, the Company disclosed certain adverse conditions that raises substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements. The Company further disclosed certain plans identified by management, which involve the use of significant judgment, planned to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our audit procedures related to the Company’s liquidity and management’s plans included the following, among others:

●	We obtained management’s going concern assessment and evaluated the reasonableness of the likelihood that management could implement its plans and how the implementation of those plans impacted the identified adverse conditions.

●	We evaluated the reasonableness of management’s cash flow forecast by performing the following procedures, among others:

o	We compared management’s projected cash flows to subsequent event activity.

o	We evaluated the reasonableness of forecasted revenues and gross profits assumptions by comparing to internal communications to the board of directors, to historical results and to recent trends.

o	We evaluated the reasonableness of the forecasted nature, amount and timing of operating expenditure reductions and trends over recent history.

●	We evaluated the adequacy of the disclosures included in the financial statements regarding management’s plan.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Irvine, California

April 1, 2024

RESHAPE LIFESCIENCES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,459	$3,855
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $804 and $410 respectively)	1,659	2,180
Inventory	3,741	3,611
Prepaid expenses and other current assets	337	165
Total current assets	10,296	9,911
Property and equipment, net	60	698
Operating lease right-of-use assets	250	171
Deferred tax asset, net	28	56
Other intangible assets, net	—	260
Other assets	29	46
Total assets	$10,663	$11,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,689	$1,926
Accrued and other liabilities	1,814	5,040
Warranty liability, current	163	344
Operating lease liabilities, current	111	171
Total current liabilities	3,777	7,481
Operating lease liabilities, noncurrent	151	—
Common stock warrant liability	72	—
Total liabilities	4,000	7,481
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2023 and December 31, 2022; 23,457,047 and 519,219 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	23	1
Additional paid-in capital	642,302	627,935
Accumulated deficit	(635,574)	(624,187)
Accumulated other comprehensive loss	(88)	(88)
Total stockholders’ equity	6,663	3,661
Total liabilities and stockholders’ equity	$10,663	$11,142

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$8,678	$11,240
Cost of revenue	3,130	4,438
Gross profit	5,548	6,802
Operating expenses:
Sales and marketing	7,548	14,093
General and administrative	10,324	17,250
Research and development	2,315	2,537
Impairment of long-lived assets	777	18,744
(Gain) loss on disposal of assets, net	(33)	529
Total operating expenses	20,931	53,153
Operating loss	(15,383)	(46,351)
Other expense (income), net:
Interest (income) expense, net	(26)	113
Gain on changes in fair value of liability warrants	(3,878)	—
(Gain) loss on foreign currency exchange, net	(22)	141
Other	(122)	(11)
Loss before income tax provision	(11,335)	(46,594)
Income tax expense (benefit)	52	(380)
Net loss	$(11,387)	$(46,214)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	(1.91)	(108.90)
Shares used to compute basic and diluted net loss per share	5,956,549	424,390

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(11,387)	$(46,214)
Foreign currency translation adjustments	—	4
Other comprehensive income, net of tax	—	4
Comprehensive loss	$(11,387)	$(46,210)

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Series C Convertible		Series D Mirroring				Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2021 (As Restated)	95,388	$—	—	$—	356,641	$—	$622,399	$(577,973)	$(92)	$44,334
Net loss	—	—	—	—	—	—	—	(46,214)	—	(46,214)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	4	4
Series D Mirroring preferred stock issued	—	—	2,500	—	—	—	—	—	—	—
Series D Mirroring preferred stock canceled	—	—	(2,500)	—	—	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	—	—	2,087	—	—	2,087
Cancellation of common stock	—	—	—	—	(20,045)	—	—	—	—	—
Common stock purchased	—	—	—	—	47,851	—	639	—	—	639
Issuance of stock from RSUs	—	—	—	—	21,362	—	—	—	—	—
Issuance of stock for bonuses	—	—	—	—	28,769	—	318	—	—	318
Institutional exercise of warrants	—	—	—	—	84,641	1	2,492	—	—	2,493
Balance December 31, 2022	95,388	$—	—	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	—	—	(11,387)	—	(11,387)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to reverse stock split	—	—	—	—	18,399	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	—	—	766	—	—	766
Common stock purchased	—	—	—	—	3,246,395	3	10,137	—	—	10,140
Equity issuance costs	—	—	—	—	—	—	(653)			(653)
Issuance of stock from RSUs	—	—			2,546	—	—	—	—	—
Institutional exercise of warrants	—	—	—	—	19,670,488	19	4,117	—	—	4,136
Balance December 31, 2023	95,388	$—	—	$—	23,457,047	$23	$642,302	$(635,574)	$(88)	$6,663

See accompanying notes to consolidated financial statements.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,387)	$(46,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	121	330
Amortization of intangible assets	33	1,823
Impairment of long-lived assets	777	18,744
(Gain) loss on disposal of assets, net	(33)	529
Stock-based compensation	766	2,087
Bad debt expense	395	(43)
Provision for inventory excess and obsolescence	335	579
Deferred income tax	28	(423)
Gain on changes in fair value of liability warrants	(3,878)	—
Other noncash items	17	(23)
Change in operating assets and liabilities:
Accounts and other receivables	125	678
Inventory	(465)	(1,187)
Prepaid expenses and other current assets	(172)	1,141
Accounts payable and accrued liabilities	(3,457)	448
Warranty liability	(182)	(371)
Other	17	—
Net cash used in operating activities	(16,960)	(21,902)
Cash flows from investing activities:
Capital expenditures	(43)	(131)
Proceeds from sale of capital assets	33	39
Cash used in investing activities:	(10)	(92)
Cash flows from financing activities:
Proceeds from sale and issuance of securities, net	13,438	639
Proceeds from warrants exercised	4,136	2,491
Net cash provided by financing activities	17,574	3,130
Effect of currency exchange rate changes on cash and cash equivalents	—	4
Net change in cash, cash equivalents and restricted cash	604	(18,860)
Cash, cash equivalents and restricted cash at beginning of period	3,955	22,815
Cash, cash equivalents and restricted cash at end of period	$4,559	$3,955
Supplemental disclosure:
Cash paid for income taxes	$10	$5
Cash paid for interest	—	—
Noncash investing and financing activities:
Capital expenditures accruals	$—	$6

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

The Company is headquartered in Irvine, California. The Company is a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. The Company’s current portfolio consists of the Lap-Band® Adjustable Gastric Banding System, the Obalon Balloon System, the first and only swallowable gas filled balloon system, and the Diabetes Bloc-Stim Neuromodulation, a technology under development as a new treatment for type 2 diabetes mellitus. The Company sells the Lap-Band worldwide and is managed in the following geographical regions: United States, Australia, Europe and the rest of world. Refer to Note 11 for additional information about operating segments.

Risks and Uncertainties

The Company continues to devote significant resources to developing its product technology, commercialization activities and raising capital. These activities are subject to significant risks and uncertainties, including the ability to obtain additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. If adequate funds are not available, the Company may have to further reduce its cost structure until financing is obtained and/or delay development, or commercialization of products, or license to third parties the rights to commercialize products, or technologies that the Company would otherwise seek to commercialize. Refer to Note 3 for additional information about the Company’s liquidity, going concern and management’s plans.

The medical device industry is characterized by frequent and extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often difficult to predict, and the outcome may be uncertain until the court has entered final judgment and all appeals are exhausted. The Company’s competitors may assert that its products or the use of the Company’s products are covered by U.S. or foreign patents held by them. Refer to Note 14 for additional information about contingencies and litigation matters.

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

Restricted Cash

Restricted cash represents $100 thousands at both December 31, 2023 and 2022, related to a collateral money market account maintained by the Company as collateral in connection with corporate credit cards with Silicon Valley Bank.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$4,459	$3,855
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$4,559	$3,955

Accounts Receivable

The majority of the Company’s accounts receivable arise from direct product sales and sales of products under consignment arrangements, and have payment terms that generally require payment within 30 to 90 days. The Company provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay based on customer-specific analysis and general matters such as current assessments of past due balances, economic conditions and forecasts, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. Additionally, under the current expected credit loss model, we utilize historical loss rates based on number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions.

Inventory

The Company accounts for inventory at the lower of cost or net realizable value, where net realizable value is based on market prices less costs to sell. The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue. The allowance for excess and slow-moving inventory was $1.0 million at both December 31, 2023 and 2022.

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

Finite-lived intangible assets primarily consist of developed technology and trademarks/tradenames and were being amortized on a straight-line basis over their estimated useful lives. During 2023, the Company fully impaired the finite-lived intangible assets, see Note 6 and Note 7, for further details.

We evaluate long-lived assets, including finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows. The Company recorded an impairment to developed technology and IPR&D intangible assets for both the years ended December 31, 2023 and 2022, for further details see Note 6 and Note 7.

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

For the vBloc product line, the Company has a 5-year warranty on all implantable parts. vBloc sales began in 2015 and ended in 2018, so this warranty period went through 2023.

Cost of Goods Sold

The Company expenses to cost of goods sold, direct and indirect inventory costs as sold. Additionally, the Company expenses to costs of goods sold, various indirect costs such as warehousing finished goods, shipping costs of sales to customers, non-production salaries and consulting costs relating to inventory, and portions of salaries that are not allocatable to operating expenses.

Advertising Cost

Advertising costs are expensed as incurred and totaled $2.2 million and $6.8 million for the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company applies ASC 718 Compensation — Stock Compensation and accordingly records compensation expense for stock options over the vesting or service period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company’s stock-based compensation plans are more fully described in Note 12.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, including the pre-funded warrants, see Note 10, that were reclassified from warrant liability to equity as a result of the reverse stock split. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For purposes of basic and diluted per share computations, loss from continuing operations and net loss are reduced by the down round adjustments for convertible preferred stock and warrants.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2023	2022
Stock options	12,497	21,416
Unvested restricted stock units	1,417	4,530
Convertible preferred stock	10	10
Warrants	15,598,392	193,476

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

Substantially all of the Company’s revenue is denominated in U.S. dollars. Only a small portion of revenue and expenses are denominated in foreign currencies, principally the Australian dollar and Euro for 2023 and 2022. The Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 7 regarding the impairment of developed technology and IPR&D and Note 10 regarding fair value measurements and inputs of warrants.

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2023 are discussed below or in the related notes, where appropriate.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this guidance to impact its financial statements, but the guidance will impact its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

(3)	Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue, primarily due to the introduction of GLP-1 pharmaceuticals, which has taken a significant market share of the medical treatments for obesity. As of December 31, 2023, the Company had net working capital of approximately $6.5 million, primarily due to cash and cash equivalents and restricted cash of $4.6 million. The Company’s principal source of liquidity as of December 31, 2023, consisted of approximately $4.5 million of cash and cash equivalents, and $1.7 million of accounts receivable. The Company completed multiple public offerings during 2023, which the Company raised over $17.6 million in cash and cash equivalents after deducting underwriting expenses, commissions and offering expenses. Based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market Lap-Band 2.0 FLEX, (iii) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, (vi) identifying strategic merger and acquisition alternatives, (v) seek opportunities to find strategic partners to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, and product development activities. If managements’ plans don’t develop, and the Company doesn’t get additional cash raises, at the current burn rate, management expects to run out of cash during the third quarter of 2024.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $635.6 million. The Company also expects to incur a net loss and negative cash flows from operations for 2024.

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

We continuously monitor domestic and global economic conditions, potential outbreaks in viruses that may impact the medical field, and introduction of alternative procedures, pharmaceuticals and weight loss trends that may impact our business. With this information, we develop new models and approaches to achieve the best outcomes.

(4)	Supplemental Balance Sheet Information

Inventory

	December 31,	December 31,
	2023	2022
Raw materials	$1,020	$832
Sub-assemblies	1,379	864
Finished goods	1,342	1,915
Total inventory	$3,741	$3,611

Prepaid expenses and other current assets:

	December 31,	December 31,
	2023	2022
Prepaid insurance	$110	$78
Patents	13	—
Prepaid advertising and marketing	41	3
Taxes	47	—
Other current assets	126	84
Total prepaid expenses and other current assets	$337	$165

Accrued and other liabilities:

	December 31,	December 31,
	2023	2022
Payroll and benefits	$701	$1,829
Accrued legal settlements	200	1,775
Customer deposits	639	510
Taxes	61	119
Accrued professional	155	316
Other liabilities	58	491
Total accrued and other liabilities	$1,814	$5,040

(5)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
Machinery and equipment	$61	$582
Furniture and equipment	5	27
Computer hardware and software	78	136
Tooling and molds	6	199
Leasehold improvements	—	19
Construction in progress	—	66
	150	1,029
Less accumulated depreciation and amortization	(90)	(331)
Property and equipment, net	$60	$698

Depreciation expense for the years ended December 31, 2023 and 2022, was approximately $121 thousand and $330 thousand, respectively.

During the year ended December 31, 2023 the Company determined the carrying value of the property plant and equipment had been impaired due to the current financial condition of the Company and recognized a non-cash impairment charge of $0.5 million. The fair value was determined by estimating the amount the Company could receive if they were to sell the assets.

(6)	Intangible Assets

During the year ended December 31, 2023 the Company determined the carrying value of the developed technology and trademarks/tradenames had been impaired due to the financial condition of the Company and recognized a non-cash impairment charge of $0.2 million, which fully impaired the intangible assets.

The consolidated intangible assets at December 31, 2022 consist of the following:

	December 31, 2022
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Developed technology	10.0	$5,989	$(5,805)	$184
Trademarks/Tradenames	10.0	462	(386)	76
Total		$6,451	$(6,191)	$260

The gross amount and accumulated impairment loss of indefinite-lived intangible assets are as follows (in thousands):

	December 31,
	2023	2022
Indefinite-lived intangible assets
Gross amount	$—	$20,721
Accumulated impairment loss	—	(20,721)
Total Indefinite-lived intangible assets	$—	$—

Amortization expense for the years ended December 31, 2023 and 2022, was approximately $33 thousand and $1.8 million, respectively.

The Company had impaired all of its remaining intangible assets during 2023, therefore there is no future projection of amortization expense at December 31, 2023.

(7)	Impairment of Intangible Assets and Goodwill

During the year ended December 31, 2023, the Company determined a triggering event occurred due to the decline in the Company’s market capitalization, and as such, the Company performed an impairment analysis of the long-lived assets. It was determined that the carrying value of the developed technology and trademarks/tradenames had been fully impaired and recognized a non-cash impairment charge of $0.2 million on the consolidated statement of operations for the year ended December 31, 2023 and a consolidated balance sheet value as of December 31, 2023, of zero.

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

(8)	Leases

The Company had a noncancelable operating lease for office and warehouse space in San Clemente, which expired June 30, 2023. The Company also had an operating lease and warehouse space in Carlsbad, California, which expired June 30, 2022. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated our principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine, California lease has a term of 36 months commencing on May 1, 2023.

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

Operating lease costs for the years ended December 31, 2023 and 2022, were $0.3 million and $0.7 million, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	December 31,	December 31,
Balance Sheet information	2023	2022
Operating lease ROU assets	$250	$171

Operating lease liabilities, current portion	$111	$171
Operating lease liabilities, long-term portion	151	—
Total operating lease liabilities	$262	$171

Cash flow information for the twelve months ended December 31,	2023	2022
Cash paid for amounts included in the measurement of operating leases liabilities	$228	$560

Maturities of operating lease liabilities at December 31, 2023 were as follows:

2024	111
2025	115
2026	59
Total lease payments	285
Less: imputed interest	23
Total lease liabilities	$262

Weighted-average remaining lease term at end of period (in years)	2.4
Weighted-average discount rate at end of period	6.9%

(9)	Equity

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

The Company had the following equity transactions during the years ended December 31, 2023 and 2022:

November 2023 Exercise of Warrants for Common Stock

On November 21, 2023, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 5,382,500 shares of the Company’s common stock (the “Existing Warrants”). In consideration for the immediate exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 10,765,000 shares (equal to 200% of the shares of common stock issued in connection with the Exercise) of the Company’s common stock (the “New Warrants”) in a private placement. In connection with the Exercise, the Company also agreed to reduce the exercise price of the Existing Warrants from $0.2503 to $0.23 and to reduce the exercise price of the remaining unexercised warrants from either $0.33 or $0.2503 to $0.23 per share, which is equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the warrant exercise agreement.

The New Warrants will become exercisable six months after issuance at an exercise price of $0.23 per share and have a term of exercise equal to five and one-half years. The Existing Warrants and the New Warrants each include a beneficial ownership limitation that prevents the investor from owning more than 9.99%, with respect to the Existing Warrants, and 4.99%, with respect to the New Warrants, of the Company’s outstanding common stock at any time.

The gross proceeds to the Company from the Exercise was approximately $1.2 million, prior to deducting warrant inducement agent fees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for commercial growth, working capital and general corporate purposes.

Maxim Group LLC (“Maxim”) acted as the exclusive warrant inducement agent and financial advisor to the Company for the Exercise. The Company agreed to pay Maxim an aggregate cash fee equal to 6.5% of the gross proceeds received by the Company from the Exercise.

October 2023 Securities Offering

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

April 2023 Securities Offering

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

February Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of

December 31, 2023, warrants to purchase 1,674,376 shares of common stock have been exercised under the alternative cashless exercise for a total of 835,313 shares of common stock.

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

June 2022 Exercises of Warrants for Common Stock

On June 16, 2022, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 74,773 shares of common stock. In consideration for the immediate exercise of the existing warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 74,773 shares (equal to 100% of the shares of common shares exercised) of the Company’s common stock (the “New Warrants”) in a private placement pursuant to Section (4)(2) of the Securities Act. In connection with the exercise, the Company also agreed to reduce the exercise price of the existing warrants and 32,190 remaining unexercised warrants from $300.00 to $33.33 per share, which is equal to the most recent closing price of the Company’s common stock on the Nasdaq prior to the execution of the warrant exercise agreement. For further details see Note 10 below.

The gross proceeds to the Company from the exercise was approximately $2.5 million, prior to deducting warrant inducement agent fees and estimated offering expenses. The Company intends to use the remainder of the net proceeds for commercial growth, working capital and general corporate purposes.

Common Stock Issued Related to Stock Awards and Options

Restricted Stock Units

The Company issued restricted stock units (“RSUs”) to certain members of the management and Board of Directors. During the year ended December 31, 2023, the Company issued 2,546 shares of common stock subject to the vesting of the awards.

During the year ended December 31, 2022, the Company issued 50,131 shares of common stock subject to the vesting of the awards, of which 28,769 shares of common stock were related to bonus in-leu of cash. For further details see Note 12.

Exercise of Stock Options

There were no exercises of stock options during the years ended December 31, 2023 and 2022.

Series C Convertible Preferred Stock

The Series C convertible stock has a liquidation preference of $274.88 per share. Holders of the Series C convertible preferred stock have the right to convert their shares into shares of common stock instead of receiving the liquidation preference. The Series C convertible preferred stock is entitled to dividends on an as-if-converted-to-common stock basis if such dividends are paid on shares of common stock. In general, the holders of the Series C convertible preferred stock do not have voting rights, except in connection with director elections.

(10)	Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity and debt financings. See Note 9 for additional information about equity financings and the related issuance of warrants. Warrant activity was as follows:

	Shares
Balance December 31, 2021	139,047
Issued	145,192	(1)
Exercised	(84,614)	(2)
Cancelled	(6,149)
Balance December 31, 2022	193,476
Issued	35,912,718	(3)
Exercised	(20,507,676)	(4)
Cancelled	(126)
Balance December 31, 2023	15,598,392
(1)	Warrants issued in 2022 includes: 74,773 reload warrants, 57,693 common stock purchase warrants, 2,885 representative’s warrants, and 9,841 pre-funded warrants.
(2)	Warrants exercised in 2022 includes: 74,773 reload warrants at an exercise price of $33.33 per share, and 9,841 pre-funded warrants at an exercise price of $0.05 per share.
(3)	Warrants issued in 2023 includes: 27,415,070 common stock purchase warrants, of which 2,199,375 are classifies as liability warrants, 7,929,300 pre-funded warrants, and 568,348 representative’s warrants.
(4)	Warrants exercised in 2023 includes: 10,904,000 common stock purchase warrants at an exercise price range of $0.33 per share and $0.23 per share, 1,674,376 common stock purchase warrants (liability warrants) exercised with the alternative cash less option, 7,929,300 pre-funded warrants at an exercise price range of $0.001 and $0.0001 per share.

Warrant Assumptions – 2023 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the new warrants issued during 2023, using a Black-Scholes model:

	Warrants	Strike Price	Volatility	Expected Term	Risk Free Rate
Pre-funded warrants - February 2023	90,000	$0.0001	96.5%	5.0	3.78%
Representative's warrants - February 2023	73,313	$8.80	96.5%	5.0	3.79%
Common stock warrants - April 2023	800,695	$3.07	88.4%	5.5	3.56%
Pre-funded warrants - April 2023	509,300	$0.0001	88.4%	5.5	3.56%
Representative's warrants - April 2023	40,035	$3.38	96.3%	5.0	3.57%
Common stock warrants - October 2023	13,650,000	$0.33	89.1%	5.0	4.74%
Pre-funded warrants - October 2023	7,330,000	$0.001	89.1%	5.0	4.74%
Representative's warrants - October 2023	455,000	$0.363	89.2%	5.0	4.74%

The following table provides the assumptions used to calculate the fair value of the new warrants issued during 2023, using a Monte Carlo model:

	Warrants	Strike Price	Volatility	Expected Term	Risk Free Rate
Common stock warrants - November 2023	10,765,000	$0.23	86.9%	5.5	4.40%

The following table provides the assumptions used in the bifurcated Black-Scholes option pricing model for the common stock purchase warrants classified as a liability:

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of the liability warrants:

Common Stock
Purchase Warrants
Fair value as of February 8, 2023 (issuance date)	$10,363
Fair value of liability warrants in excess of proceeds, at issuance	(164)
Exercises of liability warrants	(6,249)
Gain on changes in fair value of liability warrants	(3,878)
Fair value as of December 31, 2023	$72

Warrant Assumptions – 2022 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the Series G warrants issued during 2022, using a Black-Scholes model:

	Warrants	Strike Price	Volatility	Expected Term	Risk Free Rate
Reload warrants - June 2022	74,773	$33.33	64.8%	7.5	3.32%
Reload warrants - November 2022	57,693	$15.00	84.3%	5.5	4.21%
Representative's warrants	2,885	$15.00	84.3%	5.0	4.23%
Pre-funded warrants	9,841	$0.05	84.3%	5.5	4.21%

(11)	Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by geography:

	Year Ended
	December 31,
	2023	2022
United States	$7,134	$9,230
Australia	526	688
Europe	956	1,252
Rest of world	62	70
Total revenue	$8,678	$11,240

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and Rest of World (primarily in the Middle East). All regions sell the Lap-Band product line, which consisted of nearly all our revenue and gross profit for the years ended December 31, 2023 and 2022. During the second half of 2020 the Company launched ReShapeCare, which had minimal revenue for the years ended December 31, 2023 and 2022. During the fourth quarter of 2023, the Company placed the continued development of ReShapeCare on hold indefinitely. There was no revenue or gross profit recorded for the DBSN device in 2023 or 2022 because this product is still in the development stage. During June 2021, the Company merged with Obalon, which had no revenues for the years ended December 31, 2023 and 2022.

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

(12)	Stock-based Compensation

The ReShape Lifesciences Inc. 2022 Equity Incentive Plan (the “Plan”) became effective December 14, 2022, and provides for the grant of stock options or other stock-based awards to employees, officers, non-employee directors and outside consultants of the Company. The maximum number of shares of common stock that will be available for issuance under this Plan was originally 105,000 shares; provided however, that the aggregate number of shares that may be issued under all awards under the Plan will automatically increase on an annual basis on the first day of each year beginning in 2024 such that the aggregate number of shares that may be issued under all awards under this Plan equals 15% of the total number of shares of Common Stock, on a converted basis, on the last day of the immediately preceding fiscal year. Under the 2003 Stock Incentive Plan, as amended in 2018 (the “Prior Plan”), as of January 1, 2023, there were 110,798 shares available.

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

Stock Options

A summary of the status of the Company’s stock options are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2021	17,702	$398.57		$—
Options granted	11,201	59.00
Options exercised	—	—
Options cancelled	(7,487)	139.16
Outstanding at December 31, 2022	21,416	311.65		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(6,198)	149.34
Outstanding at December 31, 2023	15,218	377.75	6.4	$—
Exercisable at December 31, 2023	12,366	445.51	6.0	—
Vested and expected to vest at December 31, 2023	15,891	377.75	6.4	—

As of December 31, 2023, stock options under the Plan that were outstanding, exercisable and vested, and expected to vest, had no intrinsic value. The unrecognized share-based expense at December 31, 2023 was $0.1 million and will be recognized over a weighted average period of 1.8 years.

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

The Company did not issue any stock options during the year ended December 31, 2023. The Company’s weighted average assumptions used to estimate fair value of stock options granted during the year ended December 31, 2022 were as follows:

Risk-free interest rate	2.67%
Expected term (in years)	6.25
Expected dividend yield	0%
Expected volatility	80.40%

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2021	34,226	$218.00
Granted	32,777	16.92
Vested (1)	(50,131)	97.44
Cancelled/Forfeited	(12,342)	(189.88)
Unvested RSUs at December 31, 2022	4,530	174.15
Granted	—	—
Vested (1)	(3,113)	194.81
Cancelled/Forfeited	—	—
Non-vested RSUs at December 31, 2023	1,417	128.56
(1)	At December 31, 2023 and 2022, there were 113 and 278 shares of common stock, respectively, related to RSU awards that have vested and the shares were not released to the participants subsequently. Additionally, during the year ended December 31, 2023 due to a decline in our stock price 454 shares of common stock were not issued in order to cover employee taxes.

The fair value of each RSU is the closing price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to RSUs at December 31, 2023 was $0.6 million and is expected to be recognized over a period of 1.2 years.

Compensation expense related to stock options was recognized as follows:

	Year Ended
	December 31,
	2023	2022
Sales and marketing	$107	$280
General and administrative	451	1,494
Research and development	209	313
Total stock-based compensation expense	$767	$2,087

(13)	Income Taxes

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2023	2022
Deferred:
Federal	$—	$(293)
State	—	(76)
Foreign	28	(54)
Deferred income tax benefit	28	(423)
Current:
Federal	—	30
State	7	9
Foreign	17	4
Total income tax expense (benefit), net	$52	$(380)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	5.9%	3.8%
Stock warrant valuation	9.7%	—%
Other permanent differences	(2.2)%	(1.9)%
Change in state tax rate	4.3%	0.3%
Foreign rate differential	2.7%	(0.2)%
Net operating loss true up	(6.3)%	—%
Other adjustments	(0.8)%	2.8%
Change in valuation allowance	(34.8)%	(25.0)%
Effective income tax rate	(0.5)%	0.8%

A reconciliation of the beginning and ending amount of uncertain tax positions are as follows:

	2023	2022
Uncertain gross tax positions, January 1	$1,052	$1,052
Current year tax positions	—	—
Increase in prior year tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Uncertain gross tax positions, December 31	$1,052	$1,052

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Start-up costs	$1,096	$1,137
Capitalized research and development costs	170	272
Reserves and accruals	751	1,157
Property and equipment	56	—
Intangible assets	4,420	4,597
Research and development credit	2,492	2,492
Lease liability	70	43
Net operating loss carryforwards	67,930	63,424
State and local taxes	2	2
Total gross deferred tax assets	76,987	73,124
Valuation allowance	(76,895)	(72,945)
Deferred tax assets, net of valuation allowance	92	179
Property and equipment	—	(80)
Intangible assets	—	—
Operating lease right-of-use assets	(64)	(43)
Total gross deferred tax liabilities	(64)	(123)
Deferred income taxes, net	$28	$56

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses and projections of losses in future periods, the Company provided a valuation allowance at both December 31, 2023 and 2022. The remaining net deferred tax asset at December 31, 2023 is the remaining balance of the Netherlands net operating loss. A valuation allowance is not applicable to this entity, as they historically produce income and utilize their net operating loss carryforward. In 2022, the indefinite-lived intangible asset became fully impaired. The Company has a policy that NOL’s are shown gross with valuation allowances with respect to IRC 382 limitations.

As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryforwards of $218.9 million and $207.9 million, respectively. Of the total U.S. federal net operating loss carryforwards at December 31, 2023. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $348.7 million and $329.1 million at December 31, 2023 and 2022, respectively and had foreign net operating loss carryforwards of $0.2 million at both December 31, 2023 and 2022. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2023, the net effect of any further limitation will have no impact on results of operations.

The Company is in the process of completing an IRC Section 382 analysis for the year ended December 31, 2023.  The Company believes it experienced an ownership change during 2023 that will result in further limitations on the utilization of its net operating losses. The 2023 ownership change is expected to result in further net operating losses to expire unused. The Company reflected the estimated impact of the 2023 ownership change in the deferred tax table and gross net operating loss carryforwards within this footnote.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2023 and 2022. The Company’s policy is to classify interest and penalties related to income tax expense as tax expense. As of December 31, 2023, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

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

(14)	Commitments and Contingencies

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $0.8 million at December 31, 2023. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2023 and 2022, approximately $15 thousand and $0.3 million, respectively, was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase Commitments

The Company generally purchases its products and accessories from a limited group of third-party suppliers through purchase orders. The Company had $0.9 million of inventory open purchase orders as of December 31, 2023, for orders being issued to supplies for which the Company has not received the goods or services and which are expected to be fulfilled within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary inventory to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of December 31 2023, the Company has paid the $1.35 million judgement, including related interest, and first $275,000 installment of Cowen’s attorneys’ fees. At December 31, 2023, $200 thousand of attorneys’ fees were included as accrued expenses.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

Control Environment: The Company has insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls over the financial reporting process. As a result, there was a lack of management review over several areas of the consolidated financial statements, including errors which were individually assessed as significant deficiencies that, when aggregated, resulted in a material weakness related to: 1) insufficient review of obsolete and scrap inventory; 2) insufficient reviews of accounts payable; and 3) inappropriate application of accounting standards related to functional currency. In addition to these identified errors, there were other areas of the consolidated financial statements that were impacted by certain deficiencies. During the prior year there were deficiencies identified that have not yet been remediated including misstatements of inaccurate reporting of earnings per share due to formula errors over the weighted average share calculation spreadsheet and errors to the stock-based compensation expense. The root cause of all of the deficiencies identified above was related to insufficient internal resources with appropriate accounting and finance knowledge, which aggregated into this material weakness.

Journal Entry Access and Review: The Company did not have effective processes to ensure that all journal entries were properly approved prior to being posted to the general ledger. Furthermore, a segregation of duties conflict is present as the Sr. Accounting Manager has the ability to both prepare and post journal entries to the general ledger. As a result, it was concluded that there is material weakness in the design and operating effectiveness of internal controls over access and reviews of journal entries.

Information Technology (“IT”) Access Change and IT Security: A segregation of duties conflict is present as access, change management and other IT security risks to the Company’s information technology systems are not monitored or reviewed on a timely basis. This material weakness resulted from the aggregation of various control deficiencies.

Financial Reporting:

Inventory Capitalization – The Company’s controls were not designed effectively as the Company did not have a process in place to evaluate the amount of inventory, cost of goods sold, general and administrative expenses, and research and development expenses.

Income Taxes – The Company did not design and maintain effective management review controls at a sufficient level of precision over the accounting for income taxes. Management’s controls surrounding the evaluation of income tax provision and related disclosures were not operating effectively as the disclosure was not updated to reflect the appropriate tax amortization related to the accrued settlement account. While this did not have an impact on the financial statements due to the full valuation allowance recorded on the deferred tax assets, this did have an impact on the presentation of the prior year footnote disclosure. Additionally, there were errors identified within the tax provision during the prior year related to cost of goods sold for the Company’s foreign entities. This material weakness resulted in certain material corrections to the financial statements including the establishment of a FIN 48 liability, the tax benefit related to impairment charges recorded for the IPR&D in the prior year, the overstatement of the deferred tax asset and valuation allowance related to depreciable assets in the prior year, a return to provision adjustment in 2022 related to Obalon net operating losses generated in 2021 as a result of inaccurate stock compensation recorded within the tax provision and a difference in pretax book income that was unaccounted for in the disclosure.

The following financial reporting material weakness was identified during the prior year that has not yet been remediated.

Purchase Accounting – The Company did not design and maintain effective management review controls at a sufficient level of precision over the accounting for transactions related to the prepaid D&O insurance policy purchased in connection with the merger transaction in June 2021. This material weakness resulted in certain material corrections to the financial statements and in the restatement of the consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers, including their ages, as of December 31, 2023:

Name	Age	Position
Paul Hickey	59	President and Chief Executive Officer, Director
Thomas Stankovich	63	Chief Financial Officer

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

Board of Directors

CLASS I DIRECTORS — Continuing in office until the 2026 Annual Meeting

Dan Gladney, age 71, has served as one of our directors since November 2015, as Chairman of our Board of Directors since October 2016 and as Executive Chair since July 2022. Mr. Gladney served as our President and Chief Executive Officer from November 2015 until March 2019. Prior to joining us, Mr. Gladney served as Chairman and Chief Executive Officer of Lanx, Inc., a medical device company focused on developing and commercializing innovative devices for spinal surgery. Prior to his time at Lanx, Inc., Mr. Gladney was a Healthcare Operating Partner at Norwest Equity Partners (NEP) from 2008 until 2010, where he was responsible for strategic planning, business growth and corporate governance for NEP portfolio companies and executing new investment opportunities for the firm. Prior to joining NEP, Mr. Gladney served as President and Chief Executive Officer of several medical device companies including Heart Leaflet Technologies and ACIST Medical Systems, both of which were acquired by The Bracco Group. He also served as Chairman, Chief Executive Officer and President of Compex Technologies, a publicly traded orthopedic and health and wellness electro therapy company, from 2002 until 2006. Mr. Gladney currently serves on the board of directors of Aria CV, Inc. and has been a member of a number of other private and public company boards. After the sale of Lanx, he acted as a private investor and small business consultant.

Areas of Relevant Experience: Mr. Gladney’s significant experience leading medical device companies, as well as his position as former President and Chief Executive Officer of ReShape Lifesciences and his experience with commercialization of medical device companies makes him well-suited to serve as a member of the Board of Directors.

Lori McDougal, age 62, has served as one of our directors since July 2015. Ms. McDougal has served in an executive capacity in the healthcare industry for more than eighteen years. She served as an Executive Vice President at Optum, Inc., a part of UnitedHealth Group, Inc., from 2013 until 2014. Prior to her time at Optum, she served as Chief Executive Officer of UnitedHealth Group’s subsidiary UnitedHealth Military & Veterans Services, LLC from 2008 until 2013, and previously served as the Chief Operating Officer of UnitedHealth Military & Veterans Services from 2007 until 2008. Before joining UnitedHealth Military & Veterans Services, she served as a Vice President of UnitedHealthcare Medicare & Retirement starting in 2002. Additionally, she served as President of UnitedHealth International from 1998 until 2002 and Vice President of OptumInsight from 1996 to 1998.

Areas of Relevant Experience: Ms. McDougal’s significant executive leadership experience and her experience working with private and government insurers, both domestic and foreign, make her well-suited to serve as a member of the Board of Directors.

CLASS II DIRECTORS — Continuing in office until the 2024 Annual Meeting

Gary Blackford, age 66, has served as one of our directors since August 2016. From 2002 until February 2015, Mr. Blackford was the Chairman of the Board and Chief Executive Officer of Universal Hospital Services, Inc. (NYSE: UHS), a leading nationwide provider of medical technology outsourcing and services to the health care industry. Mr. Blackford was the Chief Executive Officer of Curative Health Services, Inc., a specialty pharmacy and health services company, from 2001 to 2002. He was also the Chief Executive Officer of ShopforSchool, Inc., an online retailer, from 1999 to 2001. Mr. Blackford has also been a director of Avanos Medical, Inc. (NYSE: AVNS) since 2014 (and Chairman since 2020), Children’s Hospitals and Clinics of Minnesota since 2017 (and Chairman since 2020), and Lifespace Communities, Inc., a not-for-profit organization, since February 2022. He was a director of Wright Medical Group, N.V. (NASDAQ: WMGI) from 2008 to 2020 and PipelineRX, Inc. from 2016 to 2020.

Areas of Relevant Experience: Mr. Blackford’s executive leadership and director experience in health care services, health benefits, medical devices, medical equipment and medical technology makes him well- suited to serve as a member of the Board of Directors.

Arda Minocherhomjee, age 70, has served as one of our directors since August 2018. Mr. Minocherhomjee is a Managing Partner of Chicago Growth Partners, which he founded in 2004. Previously, Dr. Minocherhomjee was a Managing Director at William Blair Capital Partners and, as head of the firm’s Healthcare Research Group, covered multiple sectors, including drugs/drug delivery, medical devices and selected healthcare services. Mr. Minocherhomjee received a M.S. (Pharmacology) from the University of Toronto and a Ph.D. and a MBA from the University of British Columbia.

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

Audit Committee

The Audit Committee is responsible for assisting the Board in monitoring the quality and integrity of our consolidated financial statements, our internal controls, our compliance with legal and regulatory requirements and the qualifications, performance and independence of our independent auditor. The Audit Committee has sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and quarterly consolidated financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this prospectus), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of the independent auditor, oversees the Company’s compliance with legal and regulatory requirements with respect to financial matters, and prepares the Audit Committee Report included in the proxy statement in accordance with the rules and regulations of the SEC. All of the Audit Committee members meet the existing independence and experience requirements of the Nasdaq Stock Market and the SEC. Our Board of Directors has determined that each of Lori McDougal and Arda Minocherhomjee is a financial expert under the rules of the SEC. The Audit Committee held five meetings in 2023. During each of the meetings, the Audit Committee met in private session with our independent auditor and alone in executive session without members of management present.

Director Nomination Process

During the fourth quarter of 2023, we made no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table

					Non- equity Incentive Plan Compensation ($)

				Stock Awards ($)		All Other Compensation ($)
Name and			Bonus ($)
Principal Position	Year	Salary ($)					Total ($)
Paul F. Hickey(1)	2023	373,083	133,333	—	—	—	506,416
President and Chief Executive Officer	2022	133,078	25,000				158,078

Thomas Stankovich	2023	282,121	25,000	—	—	—	307,121
Chief Financial Officer	2022	330,000	77,338(2)	—	—	148,500(3)	555,838

(1)	Mr. Hickey joined the Company on August 15, 2022. His $25,000 bonus was a sign-on bonus under his employment agreement.
(2)	Consists of the payout under the Company’s Management Incentive Plan for 2021 which was paid out as a stock bonus in November 2022.
(3)	Consists of a one-time cash bonus awarded to Mr. Stankovich under a retention bonus agreement pursuant to which the Company agreed to pay Mr. Stankovich 100% of his target 2022 cash bonus, regardless of actual performance, if Mr. Stankovich remained employed by the Company until at least December 31, 2022.

Employment Agreement with Thomas Stankovich

On October 29, 2019, we entered into an employment agreement with Mr. Stankovich, our Chief Financial Officer. The agreement has an initial term of one year and automatically renews for successive one year terms unless either party delivers written notice 90 days prior to the expiration of the current term or unless it is earlier terminated. Pursuant to the agreement, Mr. Stankovich is entitled to a base salary of $300,000, or a higher annual rate if approved by the Board of Directors, and to cash and equity awards pursuant to our incentive compensation plan, contingent on Mr. Stankovich meeting certain annual objectives determined by the Compensation Committee. The agreement establishes that Mr. Stankovich is eligible for an annual incentive compensation of up to 30% of his base salary for that year. Mr. Stankovich’s employment agreement also provides for the receipt of certain benefits upon the occurrence of particular termination events or a change in control. This employment agreement was amended effective December 1, 2023, whereas Mr. Stankovich and the Company mutually agreed to reduce his role to a fractional CFO, working part time on standard activities and addition for special projects as needed for an hourly rate of $125.

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

Long-Term Incentives

Our 2022 Equity Incentive Plan, allows us the opportunity to grant stock options, restricted stock and other equity-based awards. In general, we view equity awards as incentives for future performance and not as compensation for past accomplishments. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. The exercise price of stock options awarded by the Compensation Committee has been and will continue to be the closing sales price of our common stock on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at December 31, 2023.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Paul Hickey	—	—
Thomas Stankovich	357	88
(1)	Consists of unvested restricted stock units that were granted in July 2021.
(2)	Based upon the closing price of our common stock on December 29, 2023 (the last business day of fiscal 2022) of $0.25.

Director Compensation [Open to get updated amounts]

Compensation for our directors is designed to result in compensation that is competitive with that provided by comparably-sized, publicly-traded, medical device companies. For 2023 (i) each non-employee director received an annual retainer of $35,000 for serving on the Board, (ii) each non-employee director who served on the Audit Committee, the Compensation Committee or the Nominating and Governance Committee, other than the chairperson of each of the committees, received an additional annual retainer of $8,000, $5,000 and $4,500, respectively, (iii) each of the chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee received an additional annual retainer of $17,500, $10,000 and $9,000, respectively, and (iv) our Lead Director received a $15,000 annual retainer in that role.

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

The following table shows the compensation of the non-employee members of our Board during fiscal year 2023:

Director Compensation in 2023

Fees Earned or Paid in Cash ($)(2)
Name(1)
Dan Gladney	129,500
Gary Blackford	77,000
Lori McDougal	57,500
Arda Minocherhomjee	52,500
(1)	Paul Hickey, our current President and Chief Executive Officer, and Bart Bandy, who served as President and Chief Executive Officer and a director of the Company until July 2022, are not included in this table because they were employees of the Company during 2022 and thus received no compensation for their services as a director. The compensation that Mr. Hickey and Mr. Bandy received as an employee of the Company is shown in the “Summary Compensation Table.”
(2)	The amounts in this column include the annual Board of Director and committee retainer amounts for 2022 described above under the heading “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our common stock by each person or group who beneficially owned 5% or more of our common stock, each of our directors, each of the executive officers named in the Summary Compensation Table in this proxy statement and our directors and executive officers as a group, as of December 31, 2023. Percentage ownership calculations for beneficial ownership are based on 23,457,047 shares outstanding as of December 31, 2023. However, for purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following December 31, 2023 is deemed to be outstanding for that person’s calculation, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The information regarding the beneficial owners of more than 5% of our common stock is based upon information supplied to us by our directors, officers and principal stockholders or on Schedules 13D or 13G filed with the Securities and Exchange Commission (“SEC”). Unless otherwise noted, the directors and executive officers listed in the table have sole voting and investment power with respect to the shares of common stock owned by them and their address is c/o ReShape Lifesciences Inc., 18 Technology Dr., Suite 110, Irvine, California 92618.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Directors and Executive Officers
	Paul Hickey	—	*
	Thomas Stankovich(1)	23,384	*
	Dan Gladney	840	*
	Gary Blackford	—	*
	Arda Minocherhomjee	—	*
	Lori McDougal	—	*
	All directors and executive officers as a group (6 persons)	24,224	*
	5% Stockholders
	Yair Schneid (2) 1 Wood Lane, Suffern, NY 10901	2,461,000	10.5%

*	The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.
(1)	Includes 102 shares subject to restricted stock units that will vest within 60 days of December 31, 2023.
(2)	Mr. Schneid has sole voting and dispositive power over all such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	15,218	$377.75	110,798
Equity compensation plans not approved by security holders	—	—	—
Total	15,218	$377.75	110,798

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

Director Independence

Our Board of Directors reviews at least annually the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates), ReShape Lifesciences and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. This review is based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with ReShape Lifesciences and our management. Our Board of Directors has determined that no transactions or relationships existed that would disqualify any of our directors under the Nasdaq Stock Market rules or require disclosure under SEC rules, with the exception of Paul Hickey, our President and Chief Executive Officer, because of his current employment relationship with ReShape Lifesciences. Based upon that finding, the Board of Directors determined that Ms. McDougal and Messrs. Blackford, Gladney and Minocherhomjee are “independent” and the composition of our Board of Directors meets the requirements for independence under the Nasdaq Stock Market. Each of our Audit, Compensation, and Nominating and Governance Committees is composed only of independent directors.

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2023 and December 31, 2022 by RSM US LLP and BDO USA, LLP, the Company’s independent registered accounting firms during such fiscal years.

	Fiscal Year Ended
	2023	2022
Audit Fees(1)	$749,001	$1,011,774
Audit-Related Fees	314,622	178,893
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,063,623	$1,190,667
(1)	Includes fees billed, or estimates of fees to be billed, for professional services rendered in connection with the audit of our consolidated financial statements for the referenced fiscal year ended, review of interim consolidated financial statements and services that are normally provided by RSM, in connection with statutory and regulatory filings and engagements.

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

All of the services provided by our independent registered public accounting firm in 2023 were approved by the Audit Committee under its pre-approval policies.

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
4.1

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

4.6	Form of Common Stock Purchase Warrant and form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on April 26, 2023).
4.7	Form of Common Stock Purchase Warrant and form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on April 26, 2023).

Exhibit Number	Description of Document
4.8

Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2023).

4.9

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 2023).

4.10

Form of Placement Agent’s Common Stock Purchase Warrant issued October 3, 2023 (incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023).

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).
4.12	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).
4.13	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).
4.14

Form of Series A Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.15

Form of Pre-Funded Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.16

Form of Placement Agent’s Common Stock Purchase Warrant issued November 28, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2018).

4.17

Form of Common Stock Purchase Warrant issued September 20, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.18

Form of Placement Agent’s Common Stock Purchase Warrant issued September 20, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2018).

4.19

Form of Common Stock Purchase Warrant issued August 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018).

4.20

Form of Placement Agent’s Common Stock Purchase Warrant issued August 3, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018).

4.21

Form of Common Stock Purchase Warrant issued July 12, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.22

Form of Placement Agent’s Common Stock Purchase Warrant issued July 12, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2018).

4.23

Form of Common Stock Purchase Warrant issued June 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

Exhibit Number	Description of Document
4.24

Form of Placement Agent’s Common Stock Purchase Warrant issued June 21, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2018).

4.25

Form of Common Stock Purchase Warrant issued June 8, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

4.26

Form of Placement Agent’s Common Stock Purchase Warrant issued June 8, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

4.27

Form of Common Stock Purchase Warrant issued April 3, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2018).

4.28	Form of Warrant, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017).
4.29

Form of Series C Warrant, dated as of July 8, 2015, by and between the Company and several accredited investors. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015 (File No. 1-33818)).

4.30	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 5, 2015 (File No. 1-33818)).
4.31

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

10.3

Form of Securities Purchase Agreement, dated April 20, 2023, by and between ReShape Lifesciences Inc. and the Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2023).

10.4†

Form of Stock Option Grant Notice and Stock Option Agreement under Second Amended and Restated 2003 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2017).

10.5

Exclusive License Agreement, dated September 19, 2023, by and between ReShape Lifesciences Inc. and Biorad Medysis Pvt. Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2023).

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

10.6†*	Executive Employment Agreement, dated October 29, 2019, by and between the Company and Thomas Stankovich.

Exhibit Number	Description of Document
10.7†

Retention Bonus Agreement, dated August 2, 2022, between the Company and Thomas Stankovich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022.

10.8	Lease Agreement, dated March 13, 2023, by and between the Irvine Company LLC and the Company.
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

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).
21.1*	Subsidiaries of ReShape Lifesciences Inc.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101*

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Dated: April 1, 2024

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

Signature	Title	Date

/S/ paul f. hickey	President, and Chief Executive Officer (principal executive officer)	April 1, 2024
Paul F. Hickey

/S/ Thomas Stankovich	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 1, 2024
Thomas Stankovich

/S/ DAN W. GLADNEY	Executive Chair of the Board	April 1, 2024
Dan W. Gladney

/S/ GARY D. BLACKFORD	Director	April 1, 2024
Gary D. Blackford

/S/ LORI C. MCDOUGAL	Director	April 1, 2024
Lori McDougal

/S/ ARDA MINOCHERHOMJEE	Director	April 1, 2024
Arda Minocherhomjee