Form 10-Q
period 2024-03-31
ReShape Lifesciences Inc.
filed 2024-05-15
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
(Address of principal executive offices (zip code)

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

As of May 13, 2024, 23,457,090 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,379	$4,459
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $458 and $804, respectively)	1,566	1,659
Inventory	3,467	3,741
Prepaid expenses and other current assets	383	337
Total current assets	7,895	10,296
Property and equipment, net	54	60
Operating lease right-of-use assets	226	250
Deferred tax asset, net	27	28
Other assets	29	29
Total assets	$8,231	$10,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,314	$1,689
Accrued and other liabilities	1,930	1,814
Warranty liability, current	163	163
Operating lease liabilities, current	112	111
Total current liabilities	3,519	3,777
Operating lease liabilities, noncurrent	127	151
Common stock warrant liability	51	72
Total liabilities	3,697	4,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 23,457,090 and 23,457,047 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	642,374	642,302
Accumulated deficit	(637,767)	(635,574)
Accumulated other comprehensive loss	(96)	(88)
Total stockholders’ equity	4,534	6,663
Total liabilities and stockholders’ equity	$8,231	$10,663

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,944	$2,287
Cost of revenue	779	1,063
Gross profit	1,165	1,224
Operating expenses:
Sales and marketing	1,019	2,182
General and administrative	1,872	4,220
Research and development	484	453
Total operating expenses	3,375	6,855
Operating loss	(2,210)	(5,631)
Other expense (income), net:
Interest (income) expense, net	(9)	5
Gain on changes in fair value of liability warrants	(21)	(2,965)
(Gain) loss on foreign currency exchange, net	24	(21)
Other	(25)	(2)
Loss before income tax provision	(2,179)	(2,648)
Income tax expense	14	14
Net loss	$(2,193)	$(2,662)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.09)	$(1.56)
Shares used to compute basic and diluted net loss per share	23,457,127	1,708,141

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,193)	$(2,662)
Foreign currency translation adjustments	(8)	(5)
Other comprehensive income, net of tax	(8)	(5)
Comprehensive loss	$(2,201)	$(2,667)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2023	95,388	$—	23,457,047	$23	$642,302	$(635,574)	$(88)	$6,663
Net loss	—	—	—	—	—	(2,193)	—	(2,193)
Other comprehensive income, net of tax	—	—	—	—	—	—	(8)	(8)
Stock compensation	—	—	—	—	72	—	—	72
Issuance of stock from RSUs	—	—	43	—	—	—	—	—
Balance March 31, 2024	95,388	$—	23,457,090	$23	$642,374	$(637,767)	$(96)	$4,534

	Three Months Ended March 31, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2022	95,388	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(2,662)	—	(2,662)
Other comprehensive income, net of tax	—	—	—	—	—	—	(5)	(5)
Issuance of common stock pursuant to reverse stock split	—	—	18,399	—	—	—	—	—
Stock compensation	—	—	—	—	222	—	—	222
Common stock purchased	—	—	1,185,000	1	—	—	—	1
Equity issuance costs	—	—	—	—	298	—	—	298
Issuance of stock from RSUs	—	—	834	—	—	—	—	—
Exercise of warrants	—	—	925,313	1	6,242	—	—	6,243
Balance March 31, 2023	95,388	$—	2,648,765	$3	$634,697	$(626,849)	$(93)	$7,758

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,193)	$(2,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6	37
Amortization of intangible assets	—	11
Stock-based compensation	72	222
Bad debt expense	(347)	34
Provision for inventory excess and obsolescence	(45)	9
Deferred income tax	1	(1)
Gain on changes in fair value of liability warrants	(21)	(2,965)
Offering cost	—	298
Other noncash items	1	3
Change in operating assets and liabilities:
Accounts and other receivables	440	21
Inventory	320	108
Prepaid expenses and other current assets	(47)	(365)
Accounts payable and accrued liabilities	(259)	344
Warranty liability	—	(144)
Other	—	(11)
Net cash used in operating activities	(2,072)	(5,061)
Cash flows from investing activities:
Capital expenditures	—	(7)
Cash used in investing activities:	—	(7)
Cash flows from financing activities:
Proceeds from sale and issuance of securities, net	—	10,201
Net cash provided by financing activities	—	10,201
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(5)
Net change in cash, cash equivalents and restricted cash	(2,080)	5,128
Cash, cash equivalents and restricted cash at beginning of period	4,559	3,955
Cash, cash equivalents and restricted cash at end of period	$2,479	$9,083
Supplemental disclosure:
Cash paid for income taxes	$8	$—
Noncash investing and financing activities:
Capital expenditures accruals	$—	$5

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts; unaudited)

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company” or “ReShape”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K which was filed with the SEC on April 1, 2024.

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

Long-Lived Assets

We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset group may not be fully recoverable. If an indicator of impairment exists for any of its asset groups, an estimate of undiscounted future cash flows, over the life of the primary asset for each asset group is compared to that long-lived asset group's carrying value. If the carrying value of the asset group is greater than the estimated future undiscounted cash flow, the Company then determines the fair value of the assets, and if an asset is determined to be impaired, the impairment loss is measured by the excess of the carrying amount of the asset over its fair value.

Fair Value of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 6 regarding fair value measurements and inputs of warrants.

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2024	2023
Stock options	10,448	18,594
Unvested restricted stock units	975	3,424
Convertible preferred stock	10	10
Warrants	15,598,390	531,164

Recent Accounting Pronouncements

New accounting standards not yet adopted are discussed below.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this guidance to impact its consolidated financial statements, but the guidance will impact its income tax disclosures.

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

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of March 31, 2024, the Company had net working capital of approximately $4.4 million, primarily due to cash and cash equivalents and restricted cash of $2.5 million, and $1.6 million of accounts receivable. The Company has raised gross proceeds of $13.7 million between the public offerings that occurred on February 8, 2023, April 24, 2023 and October 3, 2023. Based on its available cash resources, the Company will not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market Lap-Band 2.0 FLEX, (iii) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, (iv) identifying strategic merger and acquisition alternatives, (v) seek opportunities to find strategic partners to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, and product development activities. If management’s plans do not develop, and the Company does not raise additional cash, at the current burn rate, management expects to run out of cash during the third quarter of 2024.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	March 31,	December 31,
	2024	2023
Raw materials	$1,007	$1,020
Sub-assemblies	1,271	1,379
Finished goods	1,189	1,342
Total inventory	$3,467	$3,741

Prepaid expenses and other current assets:

	March 31,	December 31,
	2024	2023
Prepaid insurance	$191	$110
Professional services	65	—
Patents	10	13
Prepaid advertising and marketing	21	41
Taxes	26	47
Other current assets	70	126
Total prepaid expenses and other current assets	$383	$337

Accrued and other liabilities:

	March 31,	December 31,
	2024	2023
Payroll and benefits	$602	$701
Accrued legal settlements	200	200
Customer deposits	643	639
Taxes	52	61
Accrued professional	377	155
Other liabilities	56	58
Total accrued and other liabilities	$1,930	$1,814

(4) Leases

The Company had a noncancelable operating lease for office and warehouse space in San Clemente, which expired June 30, 2023. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated its principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine California lease has a term of 36 months, commencing on May 1, 2023.

The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.1 million for both the three months ended March 31, 2024 and 2023. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	March 31,	December 31,
Balance Sheet information	2024	2023
Operating lease ROU assets	$226	$250

Operating lease liabilities, current portion	$112	$111
Operating lease liabilities, long-term portion	127	151
Total operating lease liabilities	$239	$262

Cash flow information for the three months ended March 31,	2024	2023
Cash paid for amounts included in the measurement of operating leases liabilities	$27	$87

Maturities of operating lease liabilities were as follows as of March 31, 2024:

2024	$84
2025	115
2026	59
Total lease payments	258
Less: imputed interest	19
Total lease liabilities	$239

Weighted-average remaining lease term at end of period (in years)	2.2
Weighted-average discount rate at end of period	6.9%

(5)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company issued 43 shares of common stock and 834 shares of common stock, respectively, subject to vesting of the restricted stock units. For further details see Note 9.

February 2023 Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of March 31, 2024 warrants to purchase 1,674,376 shares of common stock have been exercised under the alternative cashless exercise for a total of 835,313 shares of common stock.

Net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million. The Company has been using the net proceeds of this offering to continue implementation of its growth strategies, for working capital and general corporate purposes.

The Company also granted the underwriters an option to purchase an additional 191,250 shares of common stock and/or additional warrants to purchase up to 286,875 shares of common stock, to cover over-allotments, of which Maxim Group LLC exercised its option to purchase additional warrants to purchase 286,875 shares of common stock.

(6) Warrants

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

Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of December 31, 2023	$72
Gain on changes in fair value of liability warrants	(21)
Fair value as of March 31, 2024	$51

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

As part of the terms of the offering the Company issued 73,313 representative’s warrants with an exercise price of $8.80 per share and expiration date on February 3, 2028. The representative’s warrants were valued at $0.3 million using the fair value approach at the time of issuance. The fair value of the representative’s warrants was determined using a Black Scholes option pricing model using a risk free rate of 3.786%, an expected term of 4.99 years, expected dividends of zero and expected volatility of 96.5%.

(7) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three months ended March 31, 2024 and 2023, the Company primarily sold the Lap-Band system and accessories. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended
	March 31,
	2024	2023
United States	$1,618	$1,813
Australia	102	157
Europe	198	304
Rest of World	26	13
Total revenue	$1,944	$2,287

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three months ended March 31, 2024 and 2023. There was no revenue or gross profit recorded for the DBSN device for the three ended March 31, 2024 and 2023, as this product is still in the development stage. Additionally, there was no revenue recorded for the Obalon Balloon system during the three months ended March 31, 2024 and 2023.

(8) Income Taxes

During both the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $14 thousand. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three months ended March 31 2024 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a full valuation allowance at both March 31, 2024 and December 31, 2023.

(9)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. 2022 Stock Incentive Plan (the “Plan”) for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
Sales and marketing	$11	$30
General and administrative	36	128
Research and development	25	64
Total stock-based compensation expense	$72	$222

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2024, and changes during the three months ended March 31, 2024, are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2023	15,218	$377.75		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(3,569)	144.80
Outstanding at March 31, 2024	11,649	$449.12	5.6	$—
Exercisable at March 31, 2024	10,448	$493.96	5.3	$—
Vested and expected to vest at March 31, 2024	11,649	$449.12	5.6	$—

There was no intrinsic value to outstanding stock options at March 31, 2024. The unrecognized share-based expense at March 31, 2024 was $0.1 million, and will be recognized over a weighted average period of 1.5 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the three months ended March 31, 2024, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2023	1,417	$129.38
Granted	—	—
Vested (1)	(442)	$164.88
Cancelled/Forfeited	—	—
Non-vested RSUs at March 31, 2024	975	$112.81

(1)	At March 31, 2024, there were 108 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at March 31, 2024 was $0.1 million and expected to be recognized over a period of 1.1 years.

(10)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of March 31, 2024, the Company has paid the $1.35 million judgement, including related interest, and the first $275,000 installment of Cowen’s attorneys’ fees. At March 31, 2024, $200,000 of attorneys’ fees were included as accrued expenses and paid during April 2024.

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

Product Liability Claims

The Company is exposed to product liability claims that are inherent in the testing, production, marketing, and sale of medical devices. Management believes any losses that may occur from these matters are adequately covered by insurance, and the ultimate outcome of these matters will not have a material effect on the Company’s financial position or results of operations. The Company is not currently a party to any product liability litigation and is not aware of any pending or threatened product liability litigation that is reasonably possible to have a material adverse effect on the Company’s business, operating results or financial condition.

(11) Subsequent Events

Management has evaluated events from March 31, 2024 through May 15, 2024, the date these financial statements were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed consolidated financial statements.

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended March 31,
	2024		2023
Revenue	$1,944	100.0%	$2,287	100.0%
Cost of revenue	779	40.1%	1,063	46.5%
Gross profit	1,165	59.9%	1,224	53.5%
Operating expenses:
Sales and marketing	1,019	52.4%	2,182	95.4%
General and administrative	1,872	96.3%	4,220	184.5%
Research and development	484	24.9%	453	19.8%
Total operating expenses	3,375	173.6%	6,855	299.7%
Operating loss	(2,210)	(113.7)%	(5,631)	(246.2)%
Other expense (income), net:
Interest (income) expense, net	(9)	(0.5)%	5	0.2%
Gain on changes in fair value of liability warrants	(21)	(1.1)%	(2,965)	(130)%
(Gain) loss on foreign currency exchange, net	24	1.2%	(21)	(0.9)%
Other	(25)	(1)%	(2)	(0)%
Loss before income tax provision	(2,179)	(112.0)%	(2,648)	(115.8)%
Income tax expense (benefit)	14	0.7%	14	0.6%
Net loss	$(2,193)	(112.7)%	$(2,662)	(116.4)%

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

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA attributable to common stockholders for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP net loss	$(2,193)	$(2,662)
Adjustments:
Interest (income) expense, net	(9)	5
Income tax expense (benefit)	14	14
Depreciation and amortization	6	48
Stock-based compensation expense	72	222
Gain on changes in fair value of liability warrants	(21)	(2,965)
Adjusted EBITDA	$(2,131)	$(5,338)

Comparison of Results of Operations

Three months ended March 31, 2024 and March 31, 2023

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended March 31, 2024 and 2023, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2024		2023		Change	Change
United States	$1,618	83.3%	$1,813	79.3%	$(195)	(10.8)%
Australia	102	5.2%	157	6.9%	(55)	(35.0)%
Europe	198	10.2%	304	13.3%	(106)	(34.9)%
Rest of World	26	1.3%	13	0.5%	13	100.0%
Total revenue	$1,944	100.0%	$2,287	100.0%	$(343)	(15.0)%

Revenue totaled $1.9 million for the three months ended March 31, 2024, which represents a contraction of 15.0%, or $0.3 million compared to the same period in 2023. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2024 and 2023, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2024		2023		Change	Change
Revenue	$1,944	100.0%	$2,287	100.0%	$(343)	(15.0)%
Cost of revenue	779	40.1%	1,063	46.5%	(284)	(26.7)%
Gross profit	$1,165	59.9%	$1,224	53.5%	$(59)	(4.8)%

Gross Profit. Gross profit for both the three months ended March 31, 2024 and 2023, was $1.2 million. Gross profit as a percentage of total revenue for the three months ended March 31, 2024, was 59.9% compared to 53.5% for the same period in 2023. The increase in gross profit percentage is due to the reduction in overhead related costs, primarily payroll, as we had a reduction of employees late in 2023.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended March 31, 2024 and 2023, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2024		2023		Change	Change
Sales and marketing	$1,019	52.4%	$2,182	95.4%	$(1,163)	(53.3)%
General and administrative	1,872	96.3%	4,220	184.5%	(2,348)	(55.6)%
Research and development	484	24.9%	453	19.8%	31	6.8%
Total operating expenses	$3,375	173.6%	$6,855	299.7%	$(3,480)	(50.8)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2024, decreased by $1.2 million, or 53.6%, to $1.0 million, compared to $2.2 million for the same period in 2023. The decrease is primarily due to a decrease of $0.7 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. We also had a reduction in payroll expenditure, including commissions, stock compensation expense and travel of $0.5 million, due to changes in sales personnel and lower sales.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2024, decreased by $2.3 million, or 55.1%, to approximately $1.9 million, compared to $4.2 million for the same period in 2023. The decrease is primarily due to a reduction in professional services, such as audit and legal fees of $1.3 million primarily due to the fiscal year end 2022 restatement that occurred during the first quarter of 2023, and a reduction in payroll-related expenses, including a reduction in stock-based compensation expense of $0.5 million, due to decline in staffing levels. We also had a decrease in rent and insurance of $0.1 million, as we moved our headquarters during the second quarter of 2023 to a smaller facility to reduce costs.

Research and Development Expense. Research and development expenses for the three months ended March 31, 2024, remained consistent with the same period in 2023, with a slight decrease primarily in stock based compensation.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of March 31, 2024, the Company had net working capital of approximately $4.4 million, primarily due to cash and cash equivalents and restricted cash of $2.5 million. The Company’s principal source of liquidity as of March 31, 2024, consisted of approximately $2.5 million of cash and cash equivalents and restricted cash, and $1.6 million of accounts receivable. Based on its available cash resources, the Company will not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(2,072)	$(5,061)
Net cash used in investing activates	—	(7)
Net cash provided by financing activities	—	10,201
Effect of exchange rate changes	(8)	(5)
Net change in cash and cash equivalents and restricted cash	$(2,080)	$5,128

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $2.1 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net cash used in operating activities was primarily the result of our net loss of $2.2 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.1 million, offset by a negative cash impact related to a reduction in bad debt of approximately $0.3 million, as we received a large return of products where the receivable was fully reserved. We show a positive cash impact on accounts receivable of $0.4 million, and inventory of approximately $0.3 million, and a negative impact to cash for accounts payable and accrued liabilities of $0.3 million.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2024, and net cash used in investing activities for the three months ended March 31, 2023, was minimal.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2024. Net cash provided by financing activities was $10.2 million for the three months ended March 31, 2023, due to the proceeds received from the public offering completed during February 2023, less costs to complete the transaction.

Operating Capital and Capital Expenditure Requirements

The Company’s anticipated operations include plans to (i) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (ii) introduce to the market Lap-Band 2.0 FLEX, (iii) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, (iv) identifying strategic merger and acquisition alternatives, (v) seek opportunities to find strategic partners to leverage our intellectual property portfolio and custom development services to provide third-party sales and licensing opportunities, and (vi) explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing, and product development activities. If managements’ plans don’t develop, and the Company doesn’t get additional cash raises, at the current burn rate, management expects to run out of cash during the third quarter of 2024.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes from the information discussed therein.

During the three months ended March 31, 2024 there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

Control Environment: The Company has insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls over the financial reporting process. As a result, there was a lack of management review over several areas of the consolidated financial statements, including errors which were individually assessed as significant deficiencies that, when aggregated, resulted in a material weakness related to: 1) insufficient review of obsolete and scrap inventory; 2) insufficient reviews of accounts payable; and 3) inappropriate application of accounting standards related to functional currency. In addition to these identified errors, there were other areas of the consolidated financial statements that were impacted by certain deficiencies. During the prior year, there were deficiencies identified that have not yet been remediated including misstatements of inaccurate reporting of earnings per share due to formula errors over the weighted average share calculation spreadsheet and errors to the stock-based compensation expense. The root cause of all of the deficiencies identified above was related to insufficient internal resources with appropriate accounting and finance knowledge, which aggregated into this material weakness.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of September 30, 2023, the Company has paid the $1.35 million judgement, including related interest, and first $275,000 installment of Cowen’s attorneys’ fees. At March 31, 2024, $200,000 of attorneys’ fees were included as accrued expenses and paid during April 2024.

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

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K filed on April 1, 2024.

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

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

ITEM  6.       EXHIBITS

Exhibit No.	Description

4.1

Amended and Restated Bylaws, effective as of January 16, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: May 15, 2024