Form 10-Q
period 2024-06-30
ReShape Lifesciences Inc.
filed 2024-08-14
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
(Address of principal executive offices) (zip code)

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

As of August 12, 2024, 29,387,152 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,053	$4,459
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $636 and $804, respectively)	1,382	1,659
Inventory	3,246	3,741
Prepaid expenses and other current assets	306	337
Total current assets	6,087	10,296
Property and equipment, net	48	60
Operating lease right-of-use assets	202	250
Deferred tax asset, net	27	28
Other assets	29	29
Total assets	$6,393	$10,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,030	$1,689
Accrued and other liabilities	1,895	1,814
Warranty liability, current	163	163
Operating lease liabilities, current	113	111
Total current liabilities	3,201	3,777
Operating lease liabilities, noncurrent	103	151
Common stock warrant liability	54	72
Total liabilities	3,358	4,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 29,387,120 and 23,457,047 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	29	23
Additional paid-in capital	642,457	642,302
Accumulated deficit	(639,362)	(635,574)
Accumulated other comprehensive loss	(89)	(88)
Total stockholders’ equity	3,035	6,663
Total liabilities and stockholders’ equity	$6,393	$10,663

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,965	$2,254	$3,909	$4,541
Cost of revenue	831	1,060	1,610	2,123
Gross profit	1,134	1,194	2,299	2,418
Operating expenses:
Sales and marketing	670	2,177	1,689	4,359
General and administrative	2,119	2,445	3,991	6,667
Research and development	399	581	883	1,033
Gain on disposal of assets, net	—	(33)	—	(33)
Total operating expenses	3,188	5,170	6,563	12,026
Operating loss	(2,054)	(3,976)	(4,264)	(9,608)
Other expense (income), net:
Interest income, net	(4)	(9)	(13)	(4)
Loss (gain) on changes in fair value of liability warrants	2	(472)	(18)	(3,438)
Gain on extinguishment of debt	(429)	—	(429)	—
Loss (gain) on foreign currency exchange, net	16	—	40	(21)
Other	(59)	(6)	(84)	(8)
Loss before income tax provision	(1,580)	(3,489)	(3,760)	(6,137)
Income tax expense	15	4	28	18
Net loss	$(1,595)	$(3,493)	$(3,788)	$(6,155)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(0.06)	$(1.08)	$(0.16)	$(2.48)
Shares used to compute basic and diluted net loss per share	25,222,443	3,249,259	24,339,785	2,482,957

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(1,595)	$(3,493)	$(3,788)	$(6,155)
Foreign currency translation adjustments	7	(2)	(1)	(7)
Other comprehensive income (loss), net of tax	7	(2)	(1)	(7)
Comprehensive loss	$(1,588)	$(3,495)	$(3,789)	$(6,162)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance March 31, 2024	95,388	$—	23,457,090	$23	$642,374	$(637,767)	$(96)	$4,534
Net loss	—	—	—	—	—	(1,595)	—	(1,595)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Stock compensation	—	—	—	—	65	—	—	65
Issuance of stock from RSUs	—	—	72	—	—	—	—	—
Exercise of warrants	—	—	5,929,958	6	18	—	—	24
Balance June 30, 2024	95,388	$—	29,387,120	$29	$642,457	$(639,362)	$(89)	$3,035

	Six Months Ended June 30, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2023	95,388	$—	23,457,047	$23	$642,302	$(635,574)	$(88)	$6,663
Net loss	—	—	—	—	—	(3,788)	—	(3,788)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Stock compensation	—	—	—	—	137	—	—	137
Issuance of stock from RSUs	—	—	115	—	—	—	—	—
Exercise of warrants	—	—	5,929,958	6	18	—	—	24
Balance June 30, 2024	95,388	$—	29,387,120	$29	$642,457	$(639,362)	$(89)	$3,035

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2023
	Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2023	95,388	$—	2,648,765	$3	$634,697	$(626,849)	$(93)	$7,758
Net loss	—	—	—	—	—	(3,493)	—	(3,493)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Stock compensation	—	—	—	—	217	—	—	217
Common stock purchased	—	—	291,395	—	894	—	—	894
Equity issuance costs	—	—	—	—	(207)	—	—	(207)
Issuance of stock from RSUs	—	—	834	—	—	—	—	—
Exercise of warrants	—	—	511,175	—	1,571	—	—	1,571
Balance June 30, 2023	95,388	$—	3,452,169	$3	$637,172	$(630,342)	$(95)	$6,738

	Six Months Ended June 30, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2022	95,388	$—	519,219	$1	$627,935	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(6,155)	—	(6,155)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7)	(7)
Issuance of common stock pursuant to reverse stock split	—	—	18,399	—	—	—	—	—
Stock compensation	—	—	—	—	440	—	—	440
Common stock purchased	—	—	1,476,395	1	894	—	—	895
Equity issuance costs	—	—	—	—	91	—	—	91
Issuance of stock from RSUs	—	—	1,668	—	—	—	—	—
Exercise of warrants	—	—	1,436,488	1	7,812	—	—	7,813
Balance June 30, 2023	95,388	$—	3,452,169	$3	$637,172	$(630,342)	$(95)	$6,738

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,788)	$(6,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12	75
Amortization of intangible assets	—	22
Gain on extinguishment of debt	(429)	—
Gain on disposal of assets, net	—	(33)
Stock-based compensation	137	440
Bad debt (recovery) expense	(169)	145
Provision for inventory excess and obsolescence	111	67
Deferred income tax	1	(1)
Gain on changes in fair value of liability warrants	(18)	(3,438)
Offering cost	—	298
Other noncash items	2	12
Change in operating assets and liabilities:
Accounts and other receivables	447	60
Inventory	384	276
Prepaid expenses and other current assets	31	(470)
Accounts payable and accrued liabilities	(150)	(2,833)
Warranty liability	—	(177)
Other	—	(11)
Net cash used in operating activities	(3,429)	(11,723)
Cash flows from investing activities:
Capital expenditures	—	(43)
Proceeds from sale of capital assets	—	33
Cash used in investing activities:	—	(10)
Cash flows from financing activities:
Exercise of warrants	24	12,451
Net cash provided by financing activities	24	12,451
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(6)
Net change in cash, cash equivalents and restricted cash	(3,406)	712
Cash, cash equivalents and restricted cash at beginning of period	4,559	3,955
Cash, cash equivalents and restricted cash at end of period	$1,153	$4,667
Supplemental disclosure:
Cash paid for income taxes	$12	$—

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s 2023 Annual Report on Form 10-K which was filed with the SEC on April 1, 2024.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2024	2023
Stock options	8,143	17,634
Unvested restricted stock units	604	2,598
Convertible preferred stock	10	10
Warrants	4,726,424	1,632,514

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

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of June 30, 2024, the Company had net working capital of approximately $2.9 million, primarily due to cash and cash equivalents and restricted cash of $1.2 million, and $1.4 million of net accounts receivable. The Company has raised gross proceeds of $13.7 million between the public offerings that occurred on February 8, 2023, April 24, 2023 and October 3, 2023. Based on its available cash resources, the Company will not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) merge with Vyome Therapeutics, Inc and sell certain assets to Biorad, which will continue the operations, for further details see Note 11, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) introduce to the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities. If management’s plans do not develop, and the Company does not raise additional cash, at the current burn rate, management expects to run out of cash during the third quarter of 2024.

There can be no assurance as to whether the Company will close the planned transactions or whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates or testing products that the Company would otherwise plan to develop.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	June 30,	December 31,
	2024	2023
Raw materials	$872	$1,020
Sub-assemblies	1,219	1,379
Finished goods	1,155	1,342
Total inventory	$3,246	$3,741

Prepaid expenses and other current assets:

	June 30,	December 31,
	2024	2023
Prepaid insurance	$149	$110
Professional services	45	—
Patents	7	13
Prepaid advertising and marketing	35	41
Taxes	15	47
Other current assets	55	126
Total prepaid expenses and other current assets	$306	$337

Accrued and other liabilities:

	June 30,	December 31,
	2024	2023
Payroll and benefits	$636	$701
Accrued legal settlements	—	200
Customer deposits	723	639
Taxes	58	61
Accrued professional	431	155
Other liabilities	47	58
Total accrued and other liabilities	$1,895	$1,814

Accounts payable:

During the second quarter of 2024, management requested our outside legal counsel to provide guidance with respect to vendor collectability of various accounts payables carried on the books from 2020 and prior. Based on the review of the statute of limitations for the various states, these vendors were located, and legal counsel provided a conclusion if the laws per the respective states if the statute of limitations has expired. The statute of limitations is an affirmative defense in which the defendant introduces evidence, which, if found to be credible, will negate criminal or civil liability, even if it is proven the defendant committed the alleged acts. The party raising the affirmative defense has the burden of proof on establishing that it applies. In a civil action in which a creditor demands payment on a written instrument evidencing a debt, the successful assertion of the statute of limitations defense will bar collection of the debt. In order to assert the statute of limitations as a defense, a defendant must specifically assert the defense is the answer. If a defendant fails to specifically plead the defense, it will be deemed to be waived. Since no action to enforce such liabilities was brought before June 30, 2024, it is our opinion that the liability is time-barred from collection under the respective state laws and should be removed from the Company’s balance sheet.

Therefore, the Company made the decision to write-off the payables totaling $429 thousand. As of June 30, 2024, the write-off of the $429 thousand resulted in a gain on extinguishment of debt which was reported on the Statement of Operations for the three and six months ended June 30, 2024.

(4) Leases

The Company had a noncancelable operating lease for office and warehouse space in San Clemente, which expired June 30, 2023. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated its principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine lease has a term of 36 months, commencing on May 1, 2023.

The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.1 million for both the three months ended June 30, 2024 and 2023, and $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	June 30,	December 31,
Balance Sheet information	2024	2023
Operating lease ROU assets	$202	$250

Operating lease liabilities, current portion	$113	$111
Operating lease liabilities, long-term portion	103	151
Total operating lease liabilities	$216	$262

Cash flow information for the six months ended June 30,	2024	2023
Cash paid for amounts included in the measurement of operating leases liabilities	$54	$228

Maturities of operating lease liabilities were as follows as of June 30, 2024:

2024 (balance of year)	$57
2025	115
2026	59
Total lease payments	231
Less: imputed interest	15
Total lease liabilities	$216

Weighted-average remaining lease term at end of period (in years)	1.9
Weighted-average discount rate at end of period	6.9%

(5)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended June 30, 2024 and 2023, the Company issued 72 shares of common stock and 834 shares of common stock, respectively, subject to vesting of the restricted stock units. During the six months ended June 30, 2024 and 2023, the Company issued 115 shares of common stock and 1,668 shares of common stock, respectively, subject to vesting of restricted stock units. For further details see Note 9.

May 2024 Exercise of Warrants for Common Stock

On May 30, 2024, an accredited investor exercised outstanding warrants, of which 105,000 shares of common stock were issued in accordance with the terms of the warrant agreement. The Company received approximately $24 thousand of cash.

June 2024 Exercise of Warrants for Common Stock

On June 4, 2024, the Company issued 5,824,958 shares of common stock in exchange for 10,765,000 common stock purchase warrants. These warrants were exercised using the cashless mechanism within the warrant agreement.

February 2023 Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 1,275,000 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at the public offering price of $8.00. The warrants in the units are immediately exercisable at a price of $8.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of June 30, 2024 warrants to purchase 1,674,376 shares of common stock have been exercised under the alternative cashless exercise for a total of 835,313 shares of common stock.

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

(6) Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity financing. See Note 5 for additional information about equity financings and the related issuance of warrants. Warrant activity for the six months ended June 30, 2024 is as follows:

Shares
Balance December 31, 2023	15,598,392
Issued	—
Exercised	(10,870,000)
Cancelled	(1,968)
Balance June 30, 2024	4,726,424

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

Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of December 31, 2023	$72
Gain on changes in fair value of liability warrants	(18)
Fair value as of June 30, 2024	$54

In addition, one of the investors purchased 90,000 pre-funded warrants at a price of $7.999 per warrant. These warrants have an exercise price of $0.0001 per share and do not expire. The pre-funded warrants were valued at $0.5 million using the fair value approach at the time of issuance. The fair value of the pre-funded warrants was determined using a Black Scholes option pricing model using a risk-free rate of 3.784%, an expected term of 5.0 years, expected dividends of zero and expected volatility of 96.5%.

As part of the terms of the offering, the Company issued 73,313 representative’s warrants with an exercise price of $8.80 per share and expiration date on February 3, 2028. The representative’s warrants were valued at $0.3 million using the fair value approach at the time of issuance. The fair value of the representative’s warrants was determined using a Black Scholes option pricing model using a risk-free rate of 3.786%, an expected term of 4.99 years, expected dividends of zero and expected volatility of 96.5%.

(7) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and six months ended June 30, 2024 and 2023, the Company primarily sold the Lap-Band system and accessories. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$1,663	$1,929	$3,281	$3,742
Australia	103	123	205	280
Europe	198	193	396	497
Rest of World	1	9	27	22
Total revenue	$1,965	$2,254	$3,909	$4,541

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three and six months ended June 30, 2024 and 2023. There was no revenue or gross profit recorded for the DBSN device for the three and six months ended June 30, 2024 and 2023, as this product is still in the development stage. Additionally, there was no revenue recorded for the Obalon Balloon system during the three months and six months ended June 30, 2024 and 2023.

(8) Income Taxes

During the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $15 thousand and $4 thousand, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $28 thousand and $18 thousand, respectively. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three and six months ended June 30, 2024 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liabilities.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a full valuation allowance at both June 30, 2024 and December 31, 2023.

(9)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. 2022 Stock Incentive Plan (the “Plan”) for the three months and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales and marketing	$4	$30	$15	$60
General and administrative	26	128	51	256
Research and development	35	59	71	124
Total stock-based compensation expense	$65	$217	$137	$440

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2024, and changes during the six months ended June 30, 2024, are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2023	15,218	$377.75		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(6,069)	131.55
Outstanding at June 30, 2024	9,149	$541.06	6.9	$—
Exercisable at June 30, 2024	8,143	$600.62	6.7	$—
Vested and expected to vest at June 30, 2024	9,149	$541.06	6.9	$—

There was no intrinsic value to outstanding stock options at June 30, 2024. The unrecognized share-based expense at June 30, 2024 was $42 thousand and will be recognized over a weighted average period of 1.3 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the three months ended June 30, 2024, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2023	1,417	$129.38
Granted	—	—
Vested (1)	(813)	$165.12
Cancelled/Forfeited	—	—
Non-vested RSUs at June 30, 2024	604	$83.98

(1)	At June 30, 2024, there were 115 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at June 30, 2024 was $48 thousand and expected to be recognized over a period of 1.0 years.

(10)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of June 30, 2024, the Company has paid the judgement, interest and legal fees in full.

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

(11) Subsequent Events

On July 8, 2024, ReShape, Vyome Therapeutics, Inc., a Delaware corporation (“Vyome”), and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”).

Simultaneously with the execution of the Merger Agreement, ReShape entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom (“Ninjour”), an affiliate of Biorad. Pursuant to the Asset Purchase Agreement, and subject to the satisfaction or waiver of the conditions specified therein, ReShape will sell substantially all of its assets (excluding cash) to Ninjour (or an affiliate thereof), and Ninjour will assume substantially all of ReShape’s liabilities, for a purchase price of $5.16 million in cash, subject to adjustment based on ReShape’s actual accounts receivable and accounts payable at the closing compared to such amounts as of March 31, 2024 (the “Asset Sale”). Ninjour is an affiliate of Biorad Medisys, Pvt. Ltd., which is party to a previously disclosed exclusive license agreement, dated September 19, 2023, with ReShape for ReShape’s Obalon® Gastric Balloon System.

In connection with the transactions contemplated by the Merger Agreement and Asset Purchase Agreement, ReShape entered into an agreement with a majority of the holders of its outstanding series C convertible preferred stock (the “Series C Preferred Stock”) pursuant to which the holders of the Series C Preferred Stock agreed, subject to and contingent upon the completion of the Merger and the Asset Sale, to reduce the liquidation preference of the Series C Preferred Stock from $26.2 million to the greater of (i) $1 million, (ii) 20% of the purchase price paid for the Asset Sale and (iii) the excess of ReShape’s actual net cash at the effective time of the Merger over the minimum net cash required as a condition to the closing of the Merger as set forth in the Merger Agreement and described below (the “Series C Amendment”). Under the terms of the Series C Amendment, the Series C Preferred Stock would automatically terminate at the effective time of the Merger, except for the right to receive the reduced liquidation preference.

Simultaneously with the execution of the Merger Agreement, ReShape, Vyome, Vyome’s wholly-owned subsidiary Vyome Therapeutics Limited (“Vyome India”) entered into agreements with certain existing accredited investors, pursuant to which the investors have agreed to purchase up to $7.3 million in securities of the Company, Vyome and Vyome India (the “Concurrent Financing”). As part of the Concurrent Financing, certain accredited investors have agreed to purchase up to $5.8 million in shares of common stock of the combined company immediately following completion of the Merger. The price per share for the common stock of the combined company will be calculated as a 30% discount to the agreed upon valuation of the combined company at the closing of the Merger. Simultaneously with the execution of the subscription agreements, Vyome entered into a securities purchase agreement with each investor pursuant to which Vyome issued to each investor a convertible promissory note in the principal amount equal to 5% of such investor’s total agreed upon investment amount, which convertible notes will bear interest at 8% per annum and immediately prior to completion of the Merger will convert into a number of shares of common stock of the combined company equal to 100% of the outstanding principal and interest of the Note divided by the price per share of common stock to be purchased in the financing, as set forth above.

The board of directors of ReShape has unanimously approved the Merger Agreement, the Asset Purchase Agreement, the Series C Amendment, the Concurrent Financing and the transactions contemplated thereby.

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

On July 8, 2024, ReShape, Vyome Therapeutics, Inc., a Delaware corporation (“Vyome”), and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Simultaneously with the execution of the Merger Agreement, ReShape entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom (“Ninjour”), an affiliate of Biorad.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Revenue	$1,965	100.0%	$2,254	100.0%	$3,909	100.0%	$4,541	100.0%
Cost of revenue	831	42.3%	1,060	47.0%	1,610	41.2%	2,123	46.8%
Gross profit	1,134	57.7%	1,194	53.0%	2,299	58.8%	2,418	53.2%
Operating expenses:
Sales and marketing	670	34.1%	2,177	96.6%	1,689	43.2%	4,359	96.0%
General and administrative	2,119	107.8%	2,445	108.5%	3,991	102.1%	6,667	146.8%
Research and development	399	20.3%	581	25.8%	883	22.6%	1,033	22.7%
Gain on disposal of assets, net	—	—%	(33)	(1.5)%	—	—%	(33)	(0.7)%
Total operating expenses	3,188	162.2%	5,170	229.4%	6,563	167.9%	12,026	264.8%
Operating loss	(2,054)	(104.5)%	(3,976)	(176.4)%	(4,264)	(109.1)%	(9,608)	(211.6)%
Other expense (income), net:
Interest income, net	(4)	(0.2)%	(9)	(0.4)%	(13)	(0.3)%	(4)	(0.1)%
Loss (gain) on changes in fair value of liability warrants	2	0.1%	(472)	(20.9)%	(18)	(0.5)%	(3,438)	(75.7)%
Gain on extinguishment of debt	(429)	(21.8)%	—	—%	(429)	(11.0)%	—	—%
Loss (gain) on foreign currency exchange, net	16	0.8%	—	—%	40	1.0%	(21)	(0.5)%
Other	(59)	(3.0)%	(6)	(0.3)%	(84)	(2.1)%	(8)	(0.2)%
Loss before income tax provision	(1,580)	(80.4)%	(3,489)	(154.8)%	(3,760)	(96.2)%	(6,137)	(135.1)%
Income tax expense	15	0.8%	4	0.2%	28	0.7%	18	0.4%
Net loss	$(1,595)	(81.2)%	$(3,493)	(155.0)%	$(3,788)	(96.9)%	$(6,155)	(135.5)%

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

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP net loss	$(1,595)	$(3,493)	$(3,788)	$(6,155)
Adjustments:
Interest (income) expense, net	(4)	(9)	(13)	(4)
Income tax expense (benefit)	15	4	28	18
Depreciation and amortization	6	49	12	97
Stock-based compensation expense	65	217	137	440
Gain on disposal of assets, net	—	(33)	—	(33)
Loss (Gain) on changes in fair value of liability warrants	2	(472)	(18)	(3,438)
Gain on extinguishment of debt	(429)	—	(429)	—
Adjusted EBITDA	$(1,940)	$(3,737)	$(4,071)	$(9,075)

Comparison of Results of Operations

Three months ended June 30, 2024 and June 30, 2023

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended June 30, 2024 and 2023, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2024		2023		Change	Change
United States	$1,663	84.7%	$1,929	85.6%	$(266)	(13.8)%
Australia	103	5.2%	123	5.5%	(20)	(16.3)%
Europe	198	10.1%	193	8.6%	5	2.6%
Rest of World	1	0.1%	9	0.3%	(8)	(88.9)%
Total revenue	$1,965	100.1%	$2,254	100.0%	$(289)	(12.8)%

Revenue totaled $2.0 million for the three months ended June 30, 2024, which represents a contraction of 12.8%, or $0.3 million compared to the same period in 2023. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2024 and 2023, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2024		2023		Change	Change
Revenue	$1,965	100.0%	$2,254	100.0%	$(289)	(12.8)%
Cost of revenue	831	42.3%	1,060	47.0%	(229)	(21.6)%
Gross profit	$1,134	57.7%	$1,194	53.0%	$(60)	(5.0)%

Gross Profit. Gross profit for the three months ended June 30, 2024, was $1.1 million, which was slightly below $1.2 million for the same period in 2023. Gross profit as a percentage of total revenue for the three months ended June 30, 2024, was 57.7% compared to 53.0% for the same period in 2023. The increase in gross profit percentage is due to the reduction in overhead related costs, primarily payroll, as we had a reduction of employees late in 2023.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended June 30, 2024 and 2023, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2024		2023		Change	Change
Sales and marketing	$670	34.1%	$2,177	96.6%	$(1,507)	(69.2)%
General and administrative	2,119	107.8%	2,445	108.5%	(326)	(13.3)%
Research and development	399	20.3%	581	25.8%	(182)	(31.3)%
Gain on disposal of assets, net	—	—%	(33)	(1.5)%	33	(100.0)%
Total operating expenses	$3,188	162.2%	$5,170	229.4%	$(1,982)	(38.3)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2024, decreased by $1.5 million, or 69.2%, to $0.7 million, compared to $2.2 million for the same period in 2023. The decrease is primarily due to a decrease of $0.8 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. Additionally, there was a decrease of $0.7 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2024, decreased by $0.3 million, or 13.3%, to approximately $2.1 million, compared to $2.4 million for the same period in 2023. The decrease is primarily due a $0.3 million decrease in payroll-related expenditures, due to decline in staffing levels and a reduction in rent expense of $0.1 million, as we moved our headquarters at the end of the second quarter of 2023 to a smaller facility to reduce costs. This was offset by an increase of $0.1 million in legal costs due to the merger and asset purchase transaction that was entered into during July 2024.

Research and Development Expense. Research and development expenses for the three months ended June 30, 2024, decreased by $0.2 million, or 31.0% of $0.4 million, compared to $0.6 million for the same period in the prior year. The primary reason for the decrease is due to a reduction in consulting and clinical trials, as the Company has paused all clinical work to preserve cash.

Gain on Extinguishment of Debt. During the three months ended June 30, 2024, the Company recognized a $0.4 million gain on extinguishment of debt related to the write-off of payable aged beyond the statute of limitations. For further details see Note 3 above.

Six months ended June 30, 2024 and June 30, 2023

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the six months ended June 30, 2024 and 2023, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2024		2023		Change	Change
United States	$3,281	83.9%	$3,742	82.5%	$(461)	(12.3)%
Australia	205	5.2%	280	6.2%	(75)	(26.8)%
Europe	396	10.1%	497	10.9%	(101)	(20.3)%
Rest of world	27	0.7%	22	0.5%	5	22.7%
Total revenue	$3,909	99.9%	$4,541	100.1%	$(632)	(13.9)%

Revenue totaled $3.9 million for the six months ended June 30, 2024, which represents a contraction of 13.9%, or $0.6 million compared to the same period in 2023. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2024 and 2023, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2024		2023		Change	Change
Revenue	$3,909	100.0%	$4,541	100.0%	$(632)	(13.9)%
Cost of revenue	1,610	41.2%	2,123	46.8%	(513)	(24.2)%
Gross profit	$2,299	58.8%	$2,418	53.2%	$(119)	(4.9)%

Gross Profit. Gross profit for the six months ended June 30, 2024 and 2023, was $2.3 million and $2.4 million, respectively. Gross profit as a percentage of total revenue for the six months ended June 30, 2024, was 58.8% compared to 53.2% for the same period in 2023. The increase in gross profit percentage is due to the reduction in overhead related costs, primarily payroll, as we had a reduction of employees late in 2023.

Operating Expense. The following table summarizes our unaudited operating expenses for the six months ended June 30, 2024 and 2023, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2024		2023		Change	Change
Sales and marketing	$1,689	43.2%	$4,359	96.0%	$(2,670)	(61.3)%
General and administrative	3,991	102.1%	6,667	146.8%	(2,676)	(40.1)%
Research and development	883	22.6%	1,033	22.7%	(150)	(14.5)%
Gain on disposal of assets, net	—	—%	(33)	(0.7)%	33	(100.0)%
Total operating expenses	$6,563	167.9%	$12,026	264.8%	$(5,463)	(45.4)%

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2024, decreased by $2.7 million, or 61.3%, to $1.7 million, compared to $4.4 million for the same period in 2023. The decrease is primarily due to a decrease of approximately $1.5 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. Additionally, there was a decrease of $1.1 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2024, decreased by $2.7 million, or 40.1%, to $4.0 million, compared to $6.7 million for the same period in 2023. The decrease is primarily due a reduction in professional services, such as audit and legal fees of $1.5 million primarily due to the Company incurring one-time adjustments for professional services related to the February 2023 public offering, and a reduction in payroll-related expenditures, including stock-based compensation expense, of $0.7 million due to decline in staffing levels, and a reduction in rent expense of $0.1 million, as we moved our headquarters at the end of the second quarter of 2023 to a small facility to reduce costs. Additionally, there was a reduction in bad debt expense of $0.3 million, and a reduction in other miscellaneous expenses of $0.1 million.

Research and Development Expense. Research and development expenses for the six months ended June 30, 2024, decreased by $0.2 million, or 14.5% of $0.9 million, compared to approximately $1.0 million for the same period in the prior year. The primary reason for the decrease is due to a reduction in consulting and clinical trials, as the Company has paused all clinical work to preserve cash.

Gain on Extinguishment of Debt. During the six months ended June 30, 2024, the Company recognized a $0.4 million gain on extinguishment of debt related to the write-off of payable aged beyond the statute of limitations. For further details see Note 3 above.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of June 30, 2024, the Company had net working capital of approximately $2.9 million, primarily due to cash and cash equivalents and restricted cash of $1.2 million. The Company’s principal source of liquidity as of June 30, 2024, consisted of approximately $1.2 million of cash and cash equivalents and restricted cash, and $1.4 million of accounts receivable. Based on its available cash resources, the Company will not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy and in its ability to raise additional funds, however, there can be no assurance to that effect. Management’s plans are assuming the merger with Vyome and the asset purchase with Biorad, announced in July of 2024 occur.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(3,429)	$(11,723)
Net cash used in investing activates	—	(10)
Net cash provided by financing activities	24	12,451
Effect of exchange rate changes	(1)	(6)
Net change in cash and cash equivalents and restricted cash	$(3,406)	$712

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $3.4 million and $11.7 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net cash used in operating activities was primarily the result of our net loss of $3.9 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.1 million and inventory reserve of $0.1 million, offset by a negative cash impact related to a reduction in bad debt of approximately $0.2 million, as we received a large return of products where the receivable was fully reserved and $0.4 million related to old accounts payable that have passed their statute of limitations. We show a positive cash impact on accounts receivable of $0.4 million, and inventory of approximately $0.4 million, and a negative impact to cash for accounts payable and accrued liabilities of $0.1 million.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2024, and net cash used in investing activities for the six months ended June 30, 2023, was minimal.

Net Cash Provided by Financing Activities

Financing activities provided $24 thousand related to exercise of warrants for the six months ended June 30, 2024. Net cash provided by financing activities was $12.5 million for the six months ended June 30, 2023, due to the proceeds received from the public offering completed during February 2023 and April 2023, less costs to complete the transaction.

Operating Capital and Capital Expenditure Requirements

The Company’s anticipated operations include plans to (i) merge with Vyome Therapeutics, Inc and sell certain assets to Biorad, which will continue the operations, for further details see Note 11, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) introduce to the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities. If management’s plans do not develop, and the Company does not raise additional cash, at the current burn rate, management expects to run out of cash during the third quarter of 2024.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Our future capital requirements will depend on many factors, including, but not limited to, the following:

●	the cost and timing of establishing sales, marketing and distribution capabilities;
●	the cost of establishing clinical and commercial supplies of our Diabetes Bloc-Stim Neuromodulation, and any product candidates;
●	the rate of market acceptance of our Diabetes Bloc-Stim Neuromodulation, and any other product candidates;
●	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
●	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;
●	the effect of competing products and market developments;
●	the cost of explanting clinical devices;
●	the terms and timing of any collaborative, licensing or other arrangements that we may establish;
●	any revenue generated by sales of our Lap-Band, ReShapeCare, ReShape Marketplace, Obalon Balloon System, Diabetes Bloc-Stim Neuromodulation or our future products; including FDA approval on Lap-Band 2.0;
●	the scope, rate of progress, results and cost of our clinical trials and other research and development activities;
●	the cost and timing of obtaining any further required regulatory approvals; and
●	the extent to which we invest in products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

During the six months ended June 30, 2024, there were no material changes to our significant accounting policies above, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weakness in our internal control over financial reporting:

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

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

●	Designing and implementing controls to formalize roles and review responsibilities to align with our team's skills and experience and designing and implementing formalized controls.

●	Designing and implementing formal processes, policies and procedures supporting our financial close process.

●	Designing a formal review of a monthly journal entry report to ensure journal entries are appropriately approved within a timely manner.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of June 30, 2024, the Company has paid the judgement, interest and legal fees in full.

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

The Merger may not be consummated unless important conditions are satisfied or waived and there can be no assurance that the Merger will be consummated.

The Merger Agreement contains a number of conditions that must be satisfied or waived (to the extent permitted by applicable law) to consummate the Merger. Those conditions include, among others:

●	approval of the proposal to issue shares of our common stock pursuant to the Merger Agreement and approval of the proposal to sell our assets pursuant to the Asset Purchase Agreement by our stockholders;
●	approval of the proposal to complete the Merger by Vyome’s stockholders;
●	the absence of any adverse law or order promulgated, entered, enforced, enacted, or issued by any government entity that prohibits, restrains, or makes illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement;
●	the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933, as amended, and the absence of any stop order issued by the SEC suspending the use of such registration statement;
●	the shares of our common stock to be issued in the Merger being approved for listing on The Nasdaq Capital Market and approval of the combined company’s continued listing on The Nasdaq Capital Market;
●	subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Vyome and ReShape contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and
●	the absence of a material adverse effect with respect to each of Vyome and ReShape.

These conditions to the consummation of the Merger may not be satisfied or waived (to the extent permitted by applicable law) and, as a result, the Merger may not be consummated at the time expected, or at all. In addition, we or Vyome may elect to terminate the Merger Agreement in certain other circumstances.

Failure to consummate the Merger could negatively impact our future operations and financial results and our future stock price.

If the Merger is not consummated for any reason, we may be subjected to a number of material risks, including the following:

●	a decline in the market price of the shares of our common stock to the extent that the current market prices reflect a market assumption that the Merger will be consummated and will be beneficial to the value of our business after the closing date of the Merger;
●	having to pay certain costs related to the proposed Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;
●	addressing the consequences of operational decisions made since the signing of the Merger Agreement, including because of restrictions on our operations imposed by the terms of the Merger Agreement and decisions to delay or defer capital expenditures;
●	returning the focus of management and personnel to operating ReShape on a standalone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and
●	negative reactions from our stockholders, suppliers, employees, and the medical community.

In addition to the above risks, we may be required, under certain circumstances, to pay Vyome a termination fee of $1.0 million, which may materially adversely affect our financial condition. Our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against us or our directors and officers, and a negative impression of ReShape in the financial markets.

If the Merger is not consummated, we cannot assure our stockholders that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.

The Merger may disrupt attention of our management from ongoing business operations.

We have expended, and expect to continue to expend, significant management resources to consummate the Merger. The attention of our management may be diverted away from the day-to-day operations of our businesses, including implementing initiatives to improve performance, execution of existing business plans and pursuing other beneficial opportunities, in an effort to consummate the Merger. This diversion of management resources could disrupt our operations and may have an adverse effect on our business, financial conditions, results of operations and cash flows or the combined company after the closing date of the Merger.

The Asset Purchase may not be consummated unless important conditions are satisfied or waived and there can be no assurance that the Asset Sale will be consummated.

The Asset Purchase Agreement contains a number of conditions that must be satisfied or waived (to the extent permitted by applicable law) to consummate the Asset Sale. Those conditions include, among others:

●	approval of the proposal to sell our assets pursuant to the Asset Purchase Agreement by our stockholders;
●	satisfaction of conditions regarding the accuracy of representations and warranties and compliance with covenants in the Asset Purchase Agreement; and

●	the absence of any adverse law or order promulgated, entered, enforced, enacted, or issued by any government entity that prohibits, restrains, or makes illegal the consummation of the Asset Sale or the other transactions contemplated by the Asset Purchase Agreement.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

ITEM  6.       EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of July 8, 2024, by and among ReShape Lifesciences Inc., Vyome Therapeutics, Inc., and Raider Lifesciences Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.2

Asset Purchase Agreement, dated as of July 8, 2024, by and between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.1

Agreement to Amend Series C Convertible Preferred Stock, dated as of July 8, 2024, by and among ReShape Lifesciences Inc. and holders of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.2

Form of Subscription Agreement by and between ReShape Lifesciences Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.3

Form of Voting and Support Agreement by and among ReShape Lifesciences Inc. and certain stockholders of Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.4

Amendment to Employment Agreement, dated July 8, 2024, by and between ReShape Lifesciences Inc. and Paul F. Hickey (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: August 14, 2024