Form 10-Q
period 2024-09-30
ReShape Lifesciences Inc.
filed 2024-11-14
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, 712,680 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$743	$4,459
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $866 and $804, respectively)	1,344	1,659
Inventory	2,934	3,741
Prepaid expenses and other current assets	217	337
Total current assets	5,338	10,296
Property and equipment, net	43	60
Operating lease right-of-use assets	177	250
Deferred tax asset, net	28	28
Other assets	29	29
Total assets	$5,615	$10,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,105	$1,689
Accrued and other liabilities	1,643	1,814
Warranty liability, current	163	163
Operating lease liabilities, current	114	111
Total current liabilities	4,025	3,777
Operating lease liabilities, noncurrent	77	151
Common stock warrant liabilities	26	72
Total liabilities	4,128	4,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; 704,697 and 404,437 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	642,518	642,325
Accumulated deficit	(640,943)	(635,574)
Accumulated other comprehensive loss	(88)	(88)
Total stockholders’ equity	1,487	6,663
Total liabilities and stockholders’ equity	$5,615	$10,663

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,292	$2,155	$6,201	$6,696
Cost of revenue	853	867	2,463	2,990
Gross profit	1,439	1,288	3,738	3,706
Operating expenses:
Sales and marketing	719	1,791	2,408	6,150
General and administrative	2,082	2,058	6,074	8,724
Research and development	399	542	1,282	1,576
Impairment of long-lived assets	—	777	—	777
Gain on disposal of assets, net	—	—	—	(33)
Total operating expenses	3,200	5,168	9,764	17,194
Operating loss	(1,761)	(3,880)	(6,026)	(13,488)
Other expense (income), net:
Interest income, net	—	(5)	(13)	(9)
Gain on changes in fair value of liability warrants	(27)	(412)	(46)	(3,850)
Gain on extinguishment of debt	—	—	(429)	—
Loss (gain) on foreign currency exchange, net	(50)	68	(10)	47
Other	(109)	—	(193)	(8)
Loss before income tax provision	(1,575)	(3,531)	(5,335)	(9,668)
Income tax expense	6	3	34	21
Net loss	$(1,581)	$(3,534)	$(5,369)	$(9,689)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(3.11)	$(59.36)	$(11.94)	$(199.98)
Shares used to compute basic and diluted net loss per share	508,851	59,538	449,614	48,451

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,581)	$(3,534)	$(5,369)	$(9,689)
Foreign currency translation adjustments	1	1	—	(6)
Other comprehensive income (loss), net of tax	1	1	—	(6)
Comprehensive loss	$(1,580)	$(3,533)	$(5,369)	$(9,695)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance June 30, 2024	95,388	$—	506,680	$—	$642,486	$(639,362)	$(89)	$3,035
Net loss	—	—	—	—	—	(1,581)	—	(1,581)
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Issuance of common stock pursuant to reverse stock split	—	—	198,014	—	—	—	—	—
Stock compensation	—	—	—	—	32	—	—	32
Issuance of stock from RSUs	—	—	3	—	—	—	—	—
Balance September 30, 2024	95,388	$—	704,697	$—	$642,518	$(640,943)	$(88)	$1,487

	Nine Months Ended September 30, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2023	95,388	$—	404,437	$—	$642,325	$(635,574)	$(88)	$6,663
Net loss	—	—	—	—	—	(5,369)	—	(5,369)
Issuance of common stock pursuant to reverse stock split	—	—	198,014	—	—	—	—	—
Stock compensation	—	—	—	—	169	—	—	169
Issuance of stock from RSUs	—	—	5	—	—	—	—	—
Exercise of warrants	—	—	102,241	—	24	—	—	24
Balance September 30, 2024	95,388	$—	704,697	$—	$642,518	$(640,943)	$(88)	$1,487

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2023
	Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance June 30, 2023	95,388	$—	59,526	$—	$637,175	$(630,342)	$(95)	$6,738
Net loss	—	—	—	—	—	(3,534)	—	(3,534)
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Stock compensation	—	—	—	—	216	—	—	216
Equity issuance costs	—	—	—	—	(338)	—	—	(338)
Issuance of stock from RSUs	—	—	12	—	—	—	—	—
Balance September 30, 2023	95,388	$—	59,538	$—	$637,053	$(633,876)	$(94)	$3,083

	Nine Months Ended September 30, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2023	95,388	$—	8,955	$—	$627,936	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(9,689)	—	(9,689)
Other comprehensive income, net of tax	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to reverse stock split	—	—	318	—	—	—	—	—
Stock compensation	—	—	—	—	656	—	—	656
Common stock purchased	—	—	25,456	—	895	—	—	895
Equity issuance costs	—	—	—	—	(247)	—	—	(247)
Issuance of stock from RSUs	—	—	41	—	—	—	—	—
Exercise of warrants	—	—	24,768	—	7,813	—	—	7,813
Balance September 30, 2023	95,388	$—	59,538	$—	$637,053	$(633,876)	$(94)	$3,083

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,369)	$(9,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17	114
Amortization of intangible assets	—	33
Impairment of long-lived assets	—	777
Gain on extinguishment of debt	(429)	—
Gain on disposal of assets, net	—	(33)
Stock-based compensation	169	656
Bad debt expense	61	450
Provision for inventory excess and obsolescence	140	101
Deferred income tax	—	1
Gain on changes in fair value of liability warrants	(46)	(3,850)
Offering cost	—	298
Other noncash items	2	12
Change in operating assets and liabilities:
Accounts and other receivables	256	(422)
Inventory	667	307
Prepaid expenses and other current assets	119	(329)
Accounts payable and accrued liabilities	673	(2,764)
Warranty liability	—	(182)
Other	—	17
Net cash used in operating activities	(3,740)	(14,503)
Cash flows from investing activities:
Capital expenditures	—	(43)
Proceeds from sale of capital assets	—	33
Cash used in investing activities:	—	(10)
Cash flows from financing activities:
Proceeds from sale and issuance of securities	—	12,451
Exercise of warrants	24	—
Payments of equity issuance costs	—	(338)
Net cash provided by financing activities	24	12,113
Effect of currency exchange rate changes on cash and cash equivalents	—	(6)
Net change in cash, cash equivalents and restricted cash	(3,716)	(2,406)
Cash, cash equivalents and restricted cash at beginning of period	4,559	3,955
Cash, cash equivalents and restricted cash at end of period	$843	$1,549
Supplemental disclosure:
Cash paid for income taxes	$12	$2

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

Reverse Stock Split

On September 23, 2024, at the commencement of trading, the Company effected a 1-for-58 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.

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

Long-Lived Assets

We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value of the asset group may not be fully recoverable. If an indicator of impairment exists for any of its asset groups, an estimate of undiscounted future cash flows over the life of the primary asset for each asset group is compared to that long-lived asset group's carrying value. If the carrying value of the asset group is greater than the estimated future undiscounted cash flow, the Company then determines the fair value of the assets, and if an asset is determined to be impaired, the impairment loss is measured by the excess of the carrying amount of the asset over its fair value.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	September 30,
	2024	2023
Stock options	144	305
Unvested restricted stock units	8	45
Convertible preferred stock	10	10
Warrants	81,432	28,147

Recent Accounting Pronouncements

New accounting standards not yet adopted are discussed below.

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

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

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of September 30, 2024, the Company had net working capital of approximately $1.3 million, primarily due to cash and cash equivalents and restricted cash of $0.8 million, and $1.3 million of net accounts receivable. The Company has raised gross proceeds of $0.7 million from the issuance of a senior secured convertible note on October 16, 2024, for further details see Note 11. Based on its available cash resources, the Company will not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) merge with Vyome Therapeutics, Inc and sell certain assets to Biorad, which will continue the operations, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) introduce to the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger and sale, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	September 30,	December 31,
	2024	2023
Raw materials	$965	$1,020
Sub-assemblies	1,163	1,379
Finished goods	806	1,342
Total inventory	$2,934	$3,741

Prepaid expenses and other current assets:

	September 30,	December 31,
	2024	2023
Prepaid insurance	$95	$110
Professional services	29	—
Patents	5	13
Prepaid advertising and marketing	21	41
Taxes	16	47
Other current assets	51	126
Total prepaid expenses and other current assets	$217	$337

Accrued and other liabilities:

	September 30,	December 31,
	2024	2023
Payroll and benefits	$702	$701
Accrued legal settlements	—	200
Customer deposits	683	639
Taxes	44	61
Accrued professional	169	155
Other liabilities	45	58
Total accrued and other liabilities	$1,643	$1,814

Accounts payable:

During the second quarter of 2024, management requested outside legal counsel to provide guidance with respect to various accounts payables carried on the books from 2020 and prior. Based on the review of the statute of limitations for the various states these vendors were located, legal counsel provided a conclusion regarding whether the laws per the respective states provided that the statute of limitations has expired. The statute of limitations is an affirmative defense in which the defendant introduces evidence, which, if found to be credible, will negate criminal or civil liability, even if it is proven the defendant committed the alleged acts. The party raising the affirmative defense has the burden of proof on establishing that it applies. In a civil action in which a creditor demands payment on a written instrument evidencing a debt, the successful assertion of the statute of limitations defense will bar collection of the debt. In order to assert the statute of limitations as a defense, a defendant must specifically assert the defense is the answer. If a defendant fails to specifically plead the defense, it will be deemed to be waived. Since no action to enforce such liabilities was brought before September 30, 2024, it is our opinion that the liability is time-barred from collection under the respective state laws and should be removed from the Company’s balance sheet.

Therefore, the Company made the decision to write-off the payables totaling $429 thousand. As of September 30, 2024, the write-off of $429 thousand resulted in a gain on extinguishment of debt which was reported on the statement of operations for the nine months ended September 30, 2024.

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

Operating lease costs were $0.1 million and $16 thousand for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	September 30,	December 31,
Balance Sheet information	2024	2023
Operating lease ROU assets	$177	$250

Operating lease liabilities, current portion	$114	$111
Operating lease liabilities, long-term portion	77	151
Total operating lease liabilities	$191	$262

Cash flow information for the nine months ended September 30,	2024	2023
Cash paid for amounts included in the measurement of operating leases liabilities	$83	$174

Maturities of operating lease liabilities were as follows as of September 30, 2024:

2024 (balance of year)	$28
2025	115
2026	59
Total lease payments	202
Less: imputed interest	11
Total lease liabilities	$191

Weighted-average remaining lease term at end of period (in years)	1.9
Weighted-average discount rate at end of period	6.9%

(5)  Equity

Common Stock Issued Related to Restricted Stock Units

During the three months ended September 30, 2024 and 2023, the Company issued 3 shares of common stock and 12 shares of common stock, respectively, subject to vesting of the restricted stock units. During the nine months ended September 30, 2024 and 2023, the Company issued 5 shares of common stock and 41 shares of common stock, respectively, subject to vesting of restricted stock units. For further details see Note 9.

May 2024 Exercise of Warrants for Common Stock

On May 30, 2024, an accredited investor exercised outstanding warrants, of which 1,811 shares of common stock were issued in accordance with the terms of the warrant agreement. The Company received approximately $24 thousand of cash.

June 2024 Exercise of Warrants for Common Stock

On June 4, 2024, the Company issued 100,430 shares of common stock in exchange for 185,604 common stock purchase warrants. These warrants were exercised using the cashless mechanism within the warrant agreement.

February 2023 Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 21,983 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at the public offering price of $464.00. The warrants in the units are immediately exercisable at a price of $464.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of September 30, 2024 warrants to purchase 28,869 shares of common stock have been exercised under the alternative cashless exercise for a total of 14,402 shares of common stock.

Net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $10.2 million. The Company has been using the net proceeds of this offering to continue implementation of its growth strategies, for working capital and general corporate purposes.

The Company also granted the underwriters an option to purchase an additional 3,298 shares of common stock and/or additional warrants to purchase up to 4,947 shares of common stock, to cover over-allotments, of which Maxim Group LLC exercised its option to purchase additional warrants to purchase 4,947 shares of common stock.

(6) Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity financing. See Note 5 for additional information about equity financings and the related issuance of warrants. Warrant activity for the nine months ended September 30, 2024 is as follows:

Shares
Balance December 31, 2023	268,937
Issued	—
Exercised	(187,415)
Cancelled	(90)
Balance September 30, 2024	81,432

On February 8, 2023, the Company completed a public offering in which three classes of warrants were issued. There were 37,921 common stock purchase warrants issued with an alternative cashless exercise provision. The alternative cashless exercise allows the holder to exercise one warrant share for 0.5 shares of common stock or exercise via the cash exercise price of $464.00 per share of common stock per warrant. The Company classifies these warrants as a liability, and the Company utilized a bifurcated Black-Scholes option pricing model to consider the cash exercise option and cashless exercise option. The bifurcated Black-Scholes option pricing model used an exercise price where the two exercise methods would be indifferent with market inputs of the stock price on the issuance, risk free interest rate, expected share price volatility and dividend yield. The Company calculates the fair value of the warrants at each reporting period and when a warrant is exercised, with the changes in fair value recognized in the statement of operations.

Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$5.905	$5.905
Exercise Price	$16.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of December 31, 2023	$72
Gain on changes in fair value of liability warrants	(46)
Fair value as of September 30, 2024	$26

In addition, one of the investors purchased 1,552 pre-funded warrants at a price of $463.94 per warrant. These warrants have an exercise price of $0.01 per share and do not expire. The pre-funded warrants were valued at $0.5 million using the fair value approach at the time of issuance. The fair value of the pre-funded warrants was determined using a Black Scholes option pricing model using a risk-free rate of 3.784%, an expected term of 5.0 years, expected dividends of zero and expected volatility of 96.5%.

As part of the terms of the offering, the Company issued 1,265 representative’s warrants with an exercise price of $510.40 per share and expiration date on February 3, 2028. The representative’s warrants were valued at $0.3 million using the fair value approach at the time of issuance. The fair value of the representative’s warrants was determined using a Black Scholes option pricing model using a risk-free rate of 3.786%, an expected term of 4.99 years, expected dividends of zero and expected volatility of 96.5%.

(7) Revenue Disaggregation and Operating Segments

The Company conducts operations worldwide and has sales in the following regions: United States, Australia, Europe and Rest of World. For the three and nine months ended September 30, 2024 and 2023, the Company primarily sold the Lap-Band system and accessories. The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$2,009	$1,732	$5,290	$5,473
Australia	111	139	316	419
Europe	168	258	564	756
Rest of World	4	26	31	48
Total revenue	$2,292	$2,155	$6,201	$6,696

Operating Segments

The Company conducts operations worldwide and is managed in the following geographical regions: United States, Australia, Europe and the Rest of World (primarily in the Middle East). All regions sell the Lap-Band system, which consisted of nearly all our revenue and gross profit for the three and nine months ended September 30, 2024 and 2023. There was no revenue or gross profit recorded for the DBSN device for the three and nine months ended September 30, 2024 and 2023, as this product is still in the development stage. Additionally, there was no revenue recorded for the Obalon Balloon system during the three months and nine months ended September 30, 2024 and 2023.

(8) Income Taxes

During the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $6 thousand and $3 thousand, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $34 thousand and $21 thousand, respectively. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three and nine months ended September 30, 2024 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liabilities.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a full valuation allowance at both September 30, 2024 and December 31, 2023.

(9)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. 2022 Stock Incentive Plan (the “Plan”) for the three months and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales and marketing	$4	$30	$19	$89
General and administrative	13	128	83	384
Research and development	15	58	67	183
Total stock-based compensation expense	$32	$216	$169	$656

Stock Options

A summary of the status of the Company’s stock options as of September 30, 2024, and changes during the nine months ended September 30, 2024, are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2023	263	$21,909.50		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(105)	7,629.90
Outstanding at September 30, 2024	158	$31,381.48	6.10	$—
Exercisable at September 30, 2024	144	$34,101.10	5.97	$—
Vested and expected to vest at September 30, 2024	158	$31,381.48	6.10	$—

There was no intrinsic value to outstanding stock options at September 30, 2024. The unrecognized share-based expense at September 30, 2024 was $34 thousand and will be recognized over a weighted average period of 1.05 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the nine months ended September 30, 2024, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2023	25	$7,505.04
Granted	—	—
Vested (1)	(17)	$(9,333.94)
Cancelled/Forfeited	—	—
Non-vested RSUs at September 30, 2024	8	$3,847.14

(1)	At September 30, 2024, there were 2 shares of common stock related to RSU awards that had vested and the shares were not distributed to the participants.

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at September 30, 2024 was $25 thousand and expected to be recognized over a period of 0.92 years.

(10)  Commitment and Contingencies

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of September 30, 2024, the Company has paid the judgement, interest and legal fees in full.

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

(11) Subsequent Events

In a private transaction, on October 16, 2024, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Company agreed to issue the Investor a senior secured convertible note in the aggregate original principal amount of $833,333.34 (the “Note”), and also issue to the Investor 7,983 shares of common stock, par value $0.001, of the Company (“Common Stock”) as “commitment shares” to the Investor.

The Company is the issuer of the Note, and its respective subsidiaries will guaranty the obligations under the Note pursuant to a Guaranty, dated October 16, 2024 (the “Guaranty”). The Note is fully secured by collateral of the Company and its subsidiaries. The security interest in favor of the Investor, as collateral agent, covers substantially all assets of the Company including, without limitation, the intellectual property, trademark, and patent rights of the Company. The parties entered into a Security Agreement (the “Security Agreement”) and certain intellectual property security agreements granting such security interest in favor of the Investor.

In connection with the SPA, the Company issued to the Investor the Note on October 16, 2024, which bears an interest rate of 10% per annum and is due and payable on the earlier of (i) January 16, 2025 and (ii) the date of consummation or termination of the Company’s previously announced merger with Vyome Therapeutics, Inc. The initial conversion price of the Note is $5.22 per share of Common Stock. The Note may not be converted by the Investor into shares of Common Stock if such conversion would result in the Investor and its affiliates owning in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the Note. The Note provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the Note and while it is continuing, the interest rate on the Note shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law.

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

Overview

We are the premier physician-led weight loss and metabolic health-solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the Obalon Balloon System, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the Obalon Balloon System, and there has been no revenue recorded for the Diabetes Bloc-Stim Neuromodulation as this product is still in the development stage.

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Revenue	$2,292	100.0%	$2,155	100.0%	$6,201	100.0%	$6,696	100.0%
Cost of revenue	853	37.2%	867	40.2%	2,463	39.7%	2,990	44.7%
Gross profit	1,439	62.8%	1,288	59.8%	3,738	60.3%	3,706	55.3%
Operating expenses:
Sales and marketing	719	31.4%	1,791	83.1%	2,408	38.8%	6,150	91.8%
General and administrative	2,082	90.8%	2,058	95.5%	6,074	98.0%	8,724	130.3%
Research and development	399	17.4%	542	25.2%	1,282	20.7%	1,576	23.5%
Impairment of long-lived assets			777	36.1			777	11.6%
Gain on disposal of assets, net	—	—%	—	—%	—	—%	(33)	(0.5)%
Total operating expenses	3,200	139.6%	5,168	239.9%	9,764	157.5%	17,194	256.7%
Operating loss	(1,761)	(76.8)%	(3,880)	(180.1)%	(6,026)	(97.2)%	(13,488)	(201.4)%
Other expense (income), net:
Interest income, net	—	—%	(5)	(0.2)%	(13)	(0.2)%	(9)	(0.1)%
Gain on changes in fair value of liability warrants	(27)	(1.2)%	(412)	(19)%	(46)	(0.7)%	(3,850)	(57.5)%
Gain on extinguishment of debt	—	—%	—	—%	(429)	(6.9)%	—	—%
Loss (gain) on foreign currency exchange, net	(50)	(2.2)%	68	3.2%	(10)	(0.2)%	47	0.7%
Other	(109)	(4.8)%	—	—%	(193)	(3.1)%	(8)	(0.1)%
Loss before income tax provision	(1,575)	(68.6)%	(3,531)	(164.0)%	(5,335)	(86.1)%	(9,668)	(144.4)%
Income tax expense	6	0.3%	3	0.1%	34	0.5%	21	0.3%
Net loss	$(1,581)	(68.9)%	$(3,534)	(164.0)%	$(5,369)	(86.6)%	$(9,689)	(144.7)%

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

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net loss	$(1,581)	$(3,534)	$(5,369)	$(9,689)
Adjustments:
Interest (income) expense, net	—	(5)	(13)	(9)
Income tax expense (benefit)	6	3	34	21
Depreciation and amortization	6	50	17	147
Stock-based compensation expense	32	216	169	656
Gain on disposal of assets, net	—	—	—	(33)
Impairment of long-lived assets	—	777	—	777
Gain on changes in fair value of liability warrants	(27)	(412)	(46)	(3,850)
Gain on extinguisment of debt	—	—	(429)	—
Adjusted EBITDA	$(1,564)	$(2,905)	$(5,637)	$(11,980)

Comparison of Results of Operations

Three months ended September 30, 2024 and September 30, 2023

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended September 30, 2024 and 2023, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2024		2023		Change	Change
United States	$2,009	87.8%	$1,732	80.4%	$277	16.0%
Australia	111	4.8%	139	6.5%	(28)	(20.1)%
Europe	168	7.3%	258	12.0%	(90)	(34.9)%
Rest of World	4	0.2%	26	1.1%	(22)	(84.6)%
Total revenue	$2,292	100.1%	$2,155	100.0%	$137	6.4%

Revenue totaled $2.3 million for the three months ended September 30, 2024, which represents an increase of 6.4%, or $0.1 million compared to the same period in 2023. This primarily resulted from a small increase in sales volume offset by continued pressure primarily from GLP-1 pharmaceutical weight-loss alternatives.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2024 and 2023, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2024		2023		Change	Change
Revenue	$2,292	100.0%	$2,155	100.0%	$137	6.4%
Cost of revenue	853	37.2%	867	40.2%	(14)	(1.6)%
Gross profit	$1,439	62.8%	$1,288	59.8%	$151	11.7%

Gross Profit. Gross profit for the three months ended September 30, 2024, was $1.4 million, which was slightly above $1.3 million for the same period in 2023. Gross profit as a percentage of total revenue for the three months ended September 30, 2024, was 62.8% compared to 59.8% for the same period in 2023. The increase in gross profit percentage is due to the reduction in overhead related costs, primarily payroll, as we had a reduction of employees late in 2023.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended September 30, 2024 and 2023, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended September 30,				Amount	Percentage
	2024		2023		Change	Change
Sales and marketing	$719	31.4%	$1,791	83.1%	$(1,072)	(59.9)%
General and administrative	2,082	90.8%	2,058	95.5%	24	1.2%
Research and development	399	17.4%	542	25.2%	(143)	(26.4)%
Impairment of long-lived assets	—	—%	777	36.1%	(777)	(100.0)%
Total operating expenses	$3,200	139.6%	$5,168	239.9%	$(1,968)	(38.1)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2024, decreased by $1.1 million, or 59.9%, to $0.7 million, compared to $1.8 million for the same period in 2023. The decrease is primarily due to a decrease of $0.5 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. Additionally, there was a decrease of $0.5 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales, and a reduction of $0.1 million in other expenses.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2024, increased by $24 thousand, or 1.2%, to approximately $2.1 million, compared to $2.1 million for the same period in 2023. The increase is primarily due a $0.4 million increase in professional services primarily related to the merger and asset sale transaction that was entered into during July 2024, offset by a $0.2 million reduction in employee related expenses, $0.1 million in bad debt expense, and $0.1 million in other expenses.

Research and Development Expense. Research and development expenses for the three months ended September 30, 2024, decreased by $0.1 million, or 26.4% to $0.4 million, compared to the same period in the prior year. The primary reason for the decrease is due to a reduction in payroll, consulting and clinical trials, as the Company has paused all clinical work to preserve cash.

Impairment of Long-Lived Assets. Impairment of long-lived assets decreased by $0.8 million for the three months ended September 30, 2024, compared to the same period in the prior year. During the three months ended September 30, 2023, the Company impaired approximately $0.8 million, consisting of fixed assets and intangible assets. During the three months ended September 30, 2024, no impairment was recorded.

Nine months ended September 30, 2024 and September 30, 2023

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the nine months ended September 30, 2024 and 2023, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2024		2023		Change	Change
United States	$5,290	85.3%	$5,473	81.8%	$(183)	(3.3)%
Australia	316	5.1%	419	6.3%	(103)	(24.6)%
Europe	564	9.1%	756	11.3%	(192)	(25.4)%
Rest of world	31	0.5%	48	0.7%	(17)	(35.4)%
Total revenue	$6,201	100.0%	$6,696	100.1%	$(495)	(7.4)%

Revenue totaled $6.2 million for the nine months ended September 30, 2024, which represents a contraction of 7.4%, or $0.5 million compared to the same period in 2023. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2024 and 2023, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2024		2023		Change	Change
Revenue	$6,201	100.0%	$6,696	100.0%	$(495)	(7.4)%
Cost of revenue	2,463	39.7%	2,990	44.7%	(527)	(17.6)%
Gross profit	$3,738	60.3%	$3,706	55.3%	$32	0.9%

Gross Profit. Gross profit for both the nine months ended September 30, 2024 and 2023, was $3.7 million, respectively. Gross profit as a percentage of total revenue for the nine months ended September 30, 2024, was 60.3% compared to 55.3% for the same period in 2023. The increase in gross profit percentage is due to the reduction in overhead related costs, primarily payroll, as we had a reduction of employees late in 2023.

Operating Expense. The following table summarizes our unaudited operating expenses for the nine months ended September 30, 2024 and 2023, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended September 30,				Amount	Percentage
	2024		2023		Change	Change
Sales and marketing	$2,408	38.8%	$6,150	91.8%	$(3,742)	(60.8)%
General and administrative	6,074	98.0%	8,724	130.3%	(2,650)	(30.4)%
Research and development	1,282	20.7%	1,576	23.5%	(294)	(18.7)%
Impairment of long-lived assets	—	—%	777	11.6%	(777)	(100.0)%
Gain on disposal of assets, net	—	—%	(33)	(0.5)%	33	(100.0)%
Total operating expenses	$9,764	157.5%	$17,194	256.8%	$(7,430)	(43.2)%

Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2024, decreased by $3.7 million, or 60.8%, to $2.4 million, compared to $6.2 million for the same period in 2023. The decrease is primarily due to a decrease of approximately $2.0 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. Additionally, there was a decrease of $1.6 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales, and a $0.1 million reduction in other expenses.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2024, decreased by $2.7 million, or 30.4%, to $6.1 million, compared to $8.7 million for the same period in 2023. The decrease is primarily due to a reduction in professional services, such as audit and legal fees of $1.1 million primarily due to the Company incurring one-time adjustments for professional services related to the February 2023 public offering, and a reduction in payroll-related expenditures, including stock-based compensation expense, of $1.0 million due to decline in staffing levels, and a reduction in rent expense of $0.1 million, as we moved our headquarters at the end of the second quarter of 2023 to a smaller facility to reduce costs. Additionally, there was a reduction in bad debt expense of $0.4 million, and a reduction in other miscellaneous expenses of $0.1 million.

Research and Development Expense. Research and development expenses for the nine months ended September 30, 2024, decreased by $0.3 million, or 18.7% to $1.3 million, compared to approximately $1.6 million for the same period in the prior year. The primary reason for the decrease is due to a reduction in consulting and clinical trials, as the Company has paused all clinical work to preserve cash.

Impairment of Long-Lived Assets. Impairment of long-lived assets decreased by $0.8 million for the nine months ended September 30, 2024, compared to the same period in the prior year. During the nine months ended September 30, 2023, the Company impaired approximately $0.8 million, consisting of fixed assets and intangible assets. During the nine months ended September 30, 2024, no impairment was recorded.

Gain loss on disposal of assets, net. During the nine months ended September 30, 2023, the Company had a gain of approximately $33 thousand related to the sale of fully depreciated assets. During the nine months ended September 30, 2024, no disposals were recorded.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue as the Company has modified its strategy to a metrics-driven approach through a sustainable and scalable business model, via a digital lead generation and re-engagement strategy. As of September 30, 2024, the Company had net working capital of approximately $1.3 million, primarily due to cash and cash equivalents and restricted cash of $0.8 million. The Company’s principal source of liquidity as of September 30, 2024, consisted of approximately $0.8 million of cash and cash equivalents and restricted cash, and $1.3 million of accounts receivable. Additionally, the Company has raised gross proceeds of $0.7 million from the issuance of a senior secured convertible note on October 16, 2024. Based on its available cash resources, the Company will not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes in the viability of its business strategy, which includes a merger and asset sale, and in its ability to raise additional funds, however, there can be no assurance to that effect. Management’s plans are assuming the merger with Vyome and the asset purchase with Biorad, announced in July of 2024 occur.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(3,740)	$(14,503)
Net cash used in investing activates	—	(10)
Net cash provided by financing activities	24	12,113
Effect of exchange rate changes	—	(6)
Net change in cash and cash equivalents and restricted cash	$(3,716)	$(2,406)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $3.7 million and $14.5 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, net cash used in operating activities was primarily the result of our net loss of $5.4 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.2 million and inventory reserve of $0.1 million, offset by a negative cash impact of $0.4 million related to old accounts payable that have passed their statute of limitations. We show a positive cash impact on accounts payable of $0.7 million, inventory of approximately $0.7 million, accounts receivable of $0.3 million, and prepaid expenses of $0.1 million

For the nine months ended September 30, 2023, net cash used in operating activities was primarily the result of our net loss of $9.7 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.7 million, non-cash offering cost of $0.3 million and bad debt expense of approximately $0.5 million, offset by a negative cash impact related to gains recognized for changes in fair value of liability warrants of $3.9 million. We show a negative cash impact on accounts payable and accrued liabilities of $2.8 million, accounts receivable of $0.4 million, and prepaid expenses of $0.3 million. This was offset by a positive cash impact on inventory of $0.3 million.

Net Cash Used in Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2024, and net cash used in investing activities for the nine months ended September 30, 2023, was minimal.

Net Cash Provided by Financing Activities

Financing activities provided $24 thousand related to exercise of warrants for the nine months ended September 30, 2024. Net cash provided by financing activities was $12.1 million for the nine months ended September 30, 2023, due to the proceeds received from the public offering completed during February 2023 and April 2023, less costs to complete the transaction and costs paid related to the October 2023 offering.

Operating Capital and Capital Expenditure Requirements

The Company’s anticipated operations include plans to (i) merge with Vyome Therapeutics, Inc and sell certain assets to Biorad, which will continue the operations, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) introduce to the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities. If management’s plans do not develop, and the Company does not raise additional cash in addition to the funds raised in October 2024, at the current burn rate, management expects to run out of cash during the fourth quarter of 2024.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Diabetes Bloc-Stim Neuromodulation, we are unable to estimate the exact amounts of capital outlays and operating expenditures necessary to complete the development of the Diabetes Bloc-Stim Neuromodulation or other additional products and successfully deliver a commercial product to the market. Future capital requirements will depend on many factors and will be decided by Biorad, once the pending asset sale is complete.

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

During the nine months ended September 30, 2024, there were no material changes to our significant accounting policies, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of September 30, 2024, the Company has paid the judgement, interest and legal fees in full.

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

Unregistered Sales of Equity Securities

In a private transaction, on October 16, 2024, the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor (the “Investor”). Pursuant to the SPA, the Company agreed to issue the Investor a senior secured convertible note in the aggregate original principal amount of $833,333.34 (the “Note”), and also issue to the Investor 7,983 shares of common stock, par value $0.001, of the Company (“Common Stock”) as “commitment shares” to the Investor.

In connection with the SPA, the Company issued to the Investor the Note on October 16, 2024, which bears an interest rate of 10% per annum and is due and payable on the earlier of (i) January 16, 2025 and (ii) the date of consummation or termination of the Company’s previously announced merger with Vyome Therapeutics, Inc. The initial conversion price of the Note is $5.22 per share of Common Stock. The Note may not be converted by the Investor into shares of Common Stock if such conversion would result in the Investor and its affiliates owning in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the Note. The Note provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the Note and while it is continuing, the interest rate on the Note shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law.

 In connection with the SPA, the Company entered into a Registration Rights Agreement with the Investor, dated October 16, 2024 (the “RRA”). The RRA provides that the Company will file a registration statement to register the shares of Common Stock underlying the Note and the commitment shares within 30 days after the date of the SPA and will use its best efforts to cause the registration statement to be declared effective within 30 days after the filing date.

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on October 17, 2024, there were no unregistered sales of equity securities during the period.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: November 14, 2024