Form 10-K
period 2024-12-31
ReShape Lifesciences Inc.
filed 2025-04-04
CIK 1427570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock as reported by the Nasdaq on that date was $5,638,012.

As of April 2, 2025, 11,276,248 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

None.

Auditor Firm Id:	200	Auditor Name:	Haskell & White LLP	Auditor Location:	Irvine, California

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

RESHAPE LIFESCIENCES INC.

FORM 10-K

PART I.

ITEM 1. BUSINESS

Our Company

ReShape Lifesciences Inc. is a premier physician-led weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and metabolic disease throughout the care continuum.

Our current portfolio includes the U.S. Food and Drug Administration (“FDA”) approved and reimbursed Lap-Band® and the recently approved Lap-Band® 2.0 FLEX systems, which provide minimally invasive, long-term treatment of obesity and is a safer surgical alternative to more invasive and extreme surgical stapling procedures such as the gastric bypass or sleeve gastrectomy.

Our growth strategy is designed to deliver profitability.

KEY GROWTH PILLARS

1. Executing disciplined, metrics-driven business operations
2. Expanding the product portfolio and future product pipeline
3. Ensuring that our portfolio spans the weight loss care continuum and is evidence-based

ReShape Lifesciences.

1ReShape’s Pillars for Growth

In August of 2022, Paul F. Hickey joined ReShape as President and Chief Executive Officer. Under this new leadership, our Company has pivoted its business strategy with the intent of helping to ensure growth and profitability. Our Company has executed the following three growth strategies, or pillars for growth:

●	Growth Pillar I: Executing disciplined, metrics-driven business operations.

In executing the first growth pillar, our Company is focused on revenue growth and profitability. The timeline for profitability is dependent on many factors, including revenue growth from new product introductions, or strategic investments not yet foreseen.

This first growth pillar remains, in our Company’s opinion, paramount for ReShape to deliver shareholder value and, ultimately, profitability. Starting shortly after Mr. Hickey’s appointment, ReShape has made several operational changes to help ensure future performance and return on investment by prioritizing investments supporting revenue growth.

Our Company has prioritized investments, including marketing automation to support scalable lead acquisition, segmented consumer-centric messaging via an updated website for improved patient engagement, and a frictionless booking system with qualified providers. Early metrics from these marketing efforts have been shown to help increase Lap-Band procedures and ultimately revenue, despite the headwinds created by the widespread marketing and adoption of GLP-1 receptor agonists, including Wegovy, Ozempic, and Zepbound. Additionally, our Company 2024 cost reduction plan, had led to approximately 43% lower operating expenses in 2024, compared to last year, excluding one-time costs. Our Company has also taken steps to right-size the organization in several areas to ensure sustainability and scalability.

●	Growth Pillar II: Expanding the product portfolio and future product pipeline.

ReShape’s second growth pillar is intended to further differentiate our Company as a leading provider of innovative products and services to meet unmet customer needs. ReShape is committed to drive and scale its new product development and commercialization capacity, providing a cadence of new product introductions and revenue growth. The growth can either be through organic internal Research and Development efforts, or through strategic partnerships, mergers, or acquisitions. Key growth drivers within second growth pillar include:

Lap-Band 2.0 FLEX System — New product revenues for the Lap-Band 2.0 FLEX system (“Lap-Band 2.0”), for which our Company received FDA approval during December 2023 and completed the first successful surgeries in early 2024. Similar to the current Lap-Band, the Lap-Band 2.0 is adjustable, postoperatively, to increase or decrease the opening of the band to optimize an individual’s eating habits and comfort, thereby improving therapy effectiveness. At the same time, a new feature of the Lap-Band 2.0 is a band reservoir technology that serves as a relief valve. Pieces of food that are too large to pass through the narrowed passage, created by the current band, can pass through because the new feature allows the band to relax momentarily and then return to its resting diameter. This could potentially allow for increased Lap-Band constriction and resultant satiety, while helping to minimize discomfort from swallowing large pieces of food, which may otherwise require emergency in-office patient band adjustments. Based on customer feedback, Lap-Band 2.0 will allow us to engage new surgeons and reengage many of those who have used the Lap-Band, historically.

ReShape Obalon Balloon — The ReShape Obalon® Balloon system is the first and only swallowable, gas filled, FDA-approved balloon system. In 2023 our company established an OEM partnership with Biorad Medisys (“Biorad”), based in India that will support the successful relaunch and commercialization of the balloon system. We anticipate having access to the Obalon Balloon system late in 2025 for the distribution in the U.S. and other regions globally. In addition, the strategic partnership with Biorad contemplates potential manufacturing transfer of other products to further improve ReShape’s overall gross margin.

DBSN Device —  ReShape remains committed to furthering our proprietary Diabetes Bloc-Stim Neuromodulation (DBSNTM) technology that can potentially reduce the dependence on medications by those with type 2 diabetes. The DBSN device is a technology under development as a new treatment for type 2 diabetes mellitus. The device is expected to use bioelectronics to manage blood glucose in the treatment of diabetes and individualized 24/7 glucose control. Preclinical evidence on the DBSN device was presented at multiple conferences. The DBSN technology development has received approximately $1.15 million dollars of nondilutive NIH grant support.

●	Growth Pillar III: Ensuring that our portfolio spans the weight loss care continuum and is evidence based.

ReShape’s third growth pillar represents our company’s commitment to collaborate with healthcare professionals worldwide and further develop evidence supporting ReShape’s portfolio of treatment options. Aligned with goal of pillar three, in early 2023, ReShape established their first-ever global Scientific Advisory Board (SAB) to provide needed expertise and feedback on initiatives related to our company’s growth pillars. The SAB is a valuable resource to help validate company strategies to collect and publish data on both our Lap-Band 2.0 and data on Lap-Band patients who are also using GLP-1s as a combination therapy. Combination therapies comprising GLP-1s and other gastric surgeries, including the Lap-Band, are being prescribed today, to help those who have plateaued with their weight loss.

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

Lap-Band 2.0 FLEX System

The Lap-Band 2.0 FLEX, like the original Lap-Band System, is designed to provide minimally invasive long-term treatment of severe obesity and is an alternative to more invasive surgical stapling procedures such as the gastric bypass or sleeve gastrectomy. Unlike more invasive and anatomy altering surgeries, the Lap-Band 2.0 is adjustable postoperatively to increase or decrease the pressure to the band in order to optimize an individual’s comfort and therapy effectiveness. The Lap-Band 2.0 system includes a FLEX reservoir technology designed to minimize postoperative in-office patient band adjustments, thereby potentially improving an individual’s tolerance for the Lap-Band 2.0. As of October 2024, we have completed our early launch phase of the Lap-Band 2.0 FLEX and are analyzing data and metrics that will be used to support our widespread commercial launch. Additionally, we received approval for the Lap-Band® 2.0 FLEX from Health Canada, which represents yet another important growth catalyst for the Lap-Band franchise as we look to gain regulatory approvals world-wide.

ReShape Calibration Tubes

The ReShape Calibration tubes are multifunctional devices compared to reusable bougies and disposable gastric tubes. The Calibration tubes are designed to fit the lesser curvature of the stomach more easily and quickly reach the pylorus. In August of 2022, we announced FDA clearance of three new sizes — 32, 36, and 40 French — all designed to simplify bariatric procedures such as laparoscopic sleeve gastrectomy, gastric bypass, and adjustable gastric banding. During the first quarter of 2023, we fully released this product and continue to ramp production.

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

Recent Developments

On February 25, 2025, we entered into an exclusive distribution agreement with Liaison Medical Ltd. for the Lap-Band® 2.0 FLEX system and Tubing Kit, expanding our commercial presence into Canada. Under the terms of the agreement, Liaison Medical was granted the exclusive right to market and distribute the covered products to licensed medical professionals within the Canadian territory. The initial term of the agreement runs through December 31, 2028, with automatic one-year renewal periods thereafter unless terminated by either party with at least 90 days’ prior written notice before the end of the then-current term.

On February 15, 2025, we entered into a Security Purchase Agreement to issue and sell 2,575,107 shares of common stock and warrants to purchase up to 2,575,107 shares of common stock at an initial price of $5.83 per share, subject to adjustments. The securities were at a price of $2.33 per unit.

On February 3, 2025, we were granted a key international patent from the State of Israel for its Diabetes Neuromodulation technology. This patent for “Simultaneous Multi-Site Vagus Nerve Modulation for Improved Glycemic Control Systems and Methods,” will provide protection until December 4, 2039. The Diabetes Neuromodulation system utilizes its proprietary vagus nerve block (vBlocTM) technology platform, combined with vagus nerve stimulation, for the treatment of Type 2 diabetes, a prominent disorder associated with obesity.

On January 13, 2025,  we provided an update on the definitive merger agreement under which ReShape and Vyome will combine in an all-stock transaction. The combined company will focus on advancing the development of Vyome’s immune-inflammatory assets and identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market. We also provided an update on the asset purchase agreement with Biorad Medisys.

Equity Line of Credit and Secured Convertible Note

On December 19, 2024, we entered into a common stock purchase agreement (the “Equity Purchase Agreement”) with Ascent Partners Fund LLC (“Ascent”) pursuant to which Ascent has agreed to purchase from us, at our direction from time to time, in our sole discretion, from and after the effectiveness of the definitive documentation (the “Effective Date”), and until the earlier of (i) the 36-month anniversary of the Effective Date or (ii) the termination of the Equity Purchase Agreement in accordance with the terms thereof (the “Commitment Period”), shares of our common stock having a total maximum aggregate purchase price of $5,000,000 (the “Purchase Shares”), upon the terms and subject to the conditions and limitations set forth therein. See the section titled “Description of Equity Financing Transaction” below for additional information.

In a private transaction, on October 16, 2024, we entered into a securities purchase agreement (the “SPA”) with Ascent. Pursuant to the SPA, we agreed to issue to Ascent a senior secured convertible note in the aggregate original principal amount of $833,333 (the “Note”), and also issued to Ascent 7,983 shares of common stock as “commitment shares” to Ascent. On January 14, 2025, we entered into an amendment to the Note with Ascent to (a) extend the maturity date to the earlier of the closing of the Company’s merger with Vyome or 90 days after the date of the amendment, (b) provide that Ascent would not be obligated to convert any part of the Note at the closing of the merger, (c) reduce the mandatory prepayment provision for funds raised by the Company in subsequent financings from 66% to 50%, and (d) require a $45,000 cash extension fee to be paid by the Company at the maturity of the Note. On February 18, 2025, we repaid the Note in full. See the section titled “Description of Convertible Note Transaction” below for additional information.

Pending Merger and Asset Sale

On July 8, 2024, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Vyome Therapeutics, Inc. (“Vyome”) and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”). The combined company intends to change its name to Vyome Holdings, Inc. and will focus on Vyome’s business of advancing the development of its immuno- inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market.

Simultaneously with the execution of the Merger Agreement, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom (“Ninjour”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction or waiver of the conditions specified therein, we will sell substantially all of our assets (excluding cash) to Ninjour (or an affiliate thereof), and Ninjour will assume substantially all of our liabilities, for a purchase price of $5.16 million in cash, subject to adjustment based on ReShape’s actual accounts receivable and accounts payable at the closing compared to such amounts as of March 31, 2024 (the “Asset Sale”). Ninjour is an affiliate of Biorad Medisys, Pvt. Ltd., which is party to a previously disclosed exclusive license agreement, dated September 19, 2023, with ReShape for ReShape’s Obalon® Gastric Balloon System.

On October 1, 2024, we filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which we anticipate will close in the second quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, we filed an Amendment No. 1 to that Registration Statement on Form S-4 and on January 15, 2025 we filed an Amendment No. 2 to that Registration Statement on Form S-4.

We entered into the Equity Purchase Agreement and Convertible Note transactions in order to fund our operations through the closing of the Merger and Asset Sale. The description of our business set forth above reflects our current business operations, but if the Merger and Asset Sale are completed, we will sell substantially all of our assets to Ninjour Health International Limited (or an affiliate thereof) and the combined company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, including the approval of our stockholders and, with respect to the Merger, the approval of the Nasdaq Stock Market, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact our future operations, financial results and stock price.

Reverse Stock Split

Effective September 23, 2024, we effected a 1-for-58 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). All references to shares of our common stock in this Annual Report on Form 10-K refer to the number of shares of common stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

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

Currently, medical costs associated with obesity in the U.S. are estimated to be up to $210.0 billion per year and nearly 21% of medical costs in the U.S. can be attributed to obesity. Approximately $1.5 billion was spent in 2015 alone in the U.S. on approximately 200,000 bariatric surgical procedures to treat obesity. In 2025, it is estimated that up to $3.8 billion will be spent in the U.S. on approximately 800,000 bariatric surgical procedures to treat obesity. Researchers estimate that if obesity trends continue, obesity-related medical costs could rise by another $44-$66 billion each year in the U.S. by 2030. The medical costs paid by third-party payers for people who are obese were $2,741 per year, or 42% higher than those of people who are normal weight and the average cost to employers is $6,627 to $8,067 per year per obese employee (BMI of 35 to 40 and higher).

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

The principal treatment alternatives available today for obesity include:

•Behavioral modification.   Behavioral modification, which includes diet and exercise, is an important component in the treatment of obesity; however, most obese patients find it difficult to achieve and maintain significant weight loss with a regimen of diet and exercise alone.

•Pharmaceutical therapy.   Pharmaceutical therapies often represent a first option in the treatment of obese patients but carry significant safety risks and may present troublesome side effects and compliance issues.

•Bariatric Surgery and Endoscopic Procedures.   In more severe cases of obesity, patients may pursue more aggressive surgical treatment options such as sleeve gastrectomy and gastric bypass. These procedures promote weight loss by surgically restricting the stomach’s capacity and outlet size. While largely effective, these procedures generally result in major lifestyle changes, including dietary restrictions and food intolerances, and they may present substantial side effects and carry short- and long-term safety and side effect risks that have limited their adoption.

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

Lap-Band

As of December 31, 2024, we had approximately 34 total patents, 28 U.S. and 6 foreign, related to our Lap-Band System. The issued patents expire between the years 2025 and 2031.

We also have 59 total U.S. and international trademarks for the Lap-Band brand name.

ReShape Vest

As of December 31, 2024, we had four granted U.S. patents, and 4 granted foreign patents related to our ReShape Vest. The patents expire between the years 2028 and 2038.

We also have U.S. and international trademark applications for the ReShape Vest brand name.

Obalon

As of December 31, 2024, we had 37 granted U.S. patents and 46 granted foreign patents related to our Obalon portfolio. The patents expire between the years 2029 and 2031.

We also have 26 total U.S. and international trademarks for the OBALON brand name.

DBSN Device

As of December 31, 2024, we had 12 U.S. patents issued, and 13 foreign patents issued. In addition, we have filed a trademark application for Bloc-Stim Neuromodulation. The USPTO Examiner is reviewing the application and provided the Company with a disclaimer being required for “Neuromodulation”, as this a standard requirement for words that are in the standard vernacular.

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

During 2024, our international sales efforts were through a combination of agent and distributor sales channels, with a focus on top Lap-Band customers in Australia, the Middle East, Canada and select countries in Europe.

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

Device Classification

Under the FFDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

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

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA review of a PMA application generally takes between one and three years, but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	device may not be shown safe or effective to the FDA’s satisfaction;

•	data from pre-clinical studies and/or clinical trials may be found unreliable or insufficient to support approval;

•	the manufacturing process or facilities may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.

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

Pervasive and Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:

•	The FDA’s QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off label uses;

•	advertising and promotion requirements;

•	restrictions on sale, distribution or use of a device;

•	PMA annual reporting requirements;

•	PMA approval of product modifications;

•	PMA approval of product;

•	Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•	recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;

•	an order of repair, replacement or refund;

•	device tracking requirements; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Since February 2017, the FDA has issued three separate letters to healthcare providers warning of serious adverse events, including deaths, which are specific to liquid-filled intragastric balloons. We are aware of the filing of additional reports of serious adverse events, including deaths, associated with liquid- filled balloons since the issuance of the FDA letters to healthcare providers. While the advisory letters were specific to liquid-filled intragastric balloons and not the Obalon gas-filled balloons, these letters could create negative perceptions of the entire gastric balloon category which may cause negative consequences for us including requiring additional warnings, precautions and/or contraindications in the labeling than originally required, delaying or denying approval of our future products, or possible review or withdrawal of our current approval. Since Obalon Therapeutics began selling in United States in January 2017 — before the merger — Obalon Therapeutics has reported adverse events relating to patient injuries associated with use of the Obalon balloon in the FDA’s MAUDE database.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures, repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production; the FDA’s refusal of our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

Article 120(3) of the Medical Device Regulation (EU) 2017/745 (MDR), last amended by Regulation (EU) 2023/607, states that devices which continue to comply with the AIMDD or MDD may be placed on the market or put into service until 31 December 2027 for Class IIb implantable (Lap-Band and Obalon Balloon System), or 31 December 2028 for Class IIa devices (ReShape Calibration Tubes, provided the conditions set out in Article 120(3c) MDR are fulfilled. In addition, the “Sell Off” periods have been removed. (Regulation (EU) 2023/607).

These devices are called ‘legacy devices’ and in line with MDCG Guidance Document 2021-253, ‘legacy devices’ should be understood as devices, which, in accordance with the MDR’s transitional provisions, are placed on the market after the MDR’s date of application (i.e. 26 May 2021) if certain conditions are fulfilled. Those devices can be:

•	devices which are class I devices under Directive 93/42/EEC (MDD), for which an EC declaration of conformity was drawn up prior to 26 May 2021 and for which the conformity assessment procedure under the MDR requires the involvement of a notified body;

•	devices covered by a valid EC certificate issued in accordance with Directive 90/385/EEC (AIMDD) or the MDD prior to 26 May 2021.

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

The EU MDR aims to ensure the smooth functioning of the internal market as regards medical devices, taking as a base a high level of protection of health for patients and users, and considering the small- and medium-sized enterprises that are active in this sector. At the same time, this Regulation sets high standards of quality and safety for medical devices in order to meet common safety concerns as regards such products. Both objectives are being pursued simultaneously and are inseparably linked whilst one not being secondary to the other. As regards Article 114 of the Treaty on the Functioning of the European Union (TFEU), this Regulation harmonizes the rules for the placing on the market and putting into service of medical devices and their accessories on the Union market thus allowing them to benefit from the principle of free movement of goods. As regards Article 168(4)(c) TFEU, this Regulation sets high standards of quality and safety for medical devices by ensuring, among other things, that data generated in clinical investigations are reliable and robust and that the safety of the subjects participating in a clinical investigation is protected.

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

ReShape Lifesciences has engaged with its European Notified Body — British Standards Institute (BSI) to transition our products under EU MDR.

The ReShape Lap-Band System, The Access Port Kit, and the ReShape Calibration Tubes are certified under Medical Device Regulation (EU) 2017/745 (MDR). The Port Applier received a positive recommendation for certification on January 22, 2025, and the. Access Port Needles have yet to receive a positive recommendation for certification.

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

ReShape distributes the Lap-Band System and accessories in the Middle East through a distributor. Product is shipped to the Kingdom of Saudi Arabia (KSA).

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

CE Marks issued by EU-recognized notified bodies will continue to be valid in for medical devices placed on the Great Britain market — England, Scotland, and Wales until December 31, 2024. Until that date, MHRA accepts the CE Marking and requires registering active implantable medical devices, Class III medical devices, Class IIb implantable medical devices and IVD List A devices by May 1, 2021. After December 31, 2024, the UK Conformity Assessment (UKCA) marking will be mandatory. In Northern Island, CE Marking issued by EU-recognized notified bodies will continue to be valid until current CE cert under Medical Device Directive (MDD) expires, after which date, CE marking needs to be approved under EU Medical Device Regulation (EU MDR). ReShape Lifesciences is compliant with the registration requirements and is registered in England, Scotland, Wales, and Northern Ireland. Additionally, the EU no longer recognizes conformity assessment activities performed by UK notified bodies for medical devices placed on the market since January 1, 2021. Notified bodies must be located in a European Union member state, or territory where there is a mutual recognition agreement, or MRA; there is currently no such MRA. The new legislation may create an extra hurdle for manufacturers and thereby limit the availability and/or increase prices of our medical devices in the UK.

The UK government published Statutory Instruments 2023 No. 627, The Medical Devices (Amendment) (Great Britain) Regulations 2023 on June 9, 2023, to extend the deadlines for placing CE Marked devices on the GB market. The date CE Marked devices can be placed on the Great Britain market has been extended to December 31, 2027. After this date the UKCA Mark will be required.

The UK medical device regulator, the Medicines and Healthcare products Regulatory Agency (MHRA) finalized the Post-Market Surveillance statutory instrument (PMS SI) in December 16, 2024. These regulations will come into force June 16, 2025.Medical device manufacturers doing business in the UK will have to be compliant with PMS SI requirement to maintain market access.

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

Obalon Balloon progressive weight loss with durable results.   In the pivotal SMART trial, patients in the Obalon treatment group lost, on average, approximately twice as much body weight as patients in the sham- control group. In addition, patients in the Obalon treatment group showed, on average, progressive weight loss over the balloon treatment period, which we believe is attributable to the individual placement of three separate Obalon balloons over the treatment period. Subsequent data analysis at 12 months also showed that, on average, 89.5% of the weight loss was maintained six months after balloon removal. In May 2019, Obalon analyzed data from their commercial registry on 1,411 total patients from 143 treatment sites in the United States. In this data set, for those patients receiving three balloons and at least 20 weeks of therapy, the average weight loss was 21.7 pounds, resulting in a 10.2% reduction in total body weight.

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

Privacy and Security Laws

Medical device companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and all regulations promulgated thereunder, collectively HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not a covered entity, we may provide certain services that require the use or disclosure of PHI on behalf of physicians who are covered entities, and we therefore may be considered to be business associates under HIPAA. HIPAA imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.

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

In addition, certain state, and non-U.S. laws, such as the European Union General Data Protection Regulation, or GDPR, govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, are also subject to certain HIPAA privacy and security standards. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.

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

Courts have interpreted the Anti-Kickback Statute quite broadly, holding that the statute will be violated if even one purpose of a payment — though not its sole or primary purpose — is to induce an act prohibited by the statute with a willful intent to act improperly. The statute prohibits many arrangements and practices that are otherwise lawful in businesses outside of the healthcare industry. Prosecutors may infer intent from the surrounding circumstances and, because courts have interpreted the statute to be violated if even one purpose of a payment is to induce the purchase of items or services paid for by federal healthcare programs, prosecutors have broad discretion in choosing arrangements to prosecute under the statute. There are statutory exceptions and regulatory “safe harbors” available to protect certain appropriately structured arrangements that otherwise would implicate the Anti-Kickback Statute. Those who structure their business arrangements to satisfy all of the criteria of a safe harbor are protected from liability under the statute.

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

State Corporate Practice of Medicine, Fee-Splitting Prohibitions, and Licensure Requirements

Other regulatory oversight includes, but is not limited to, the corporate practice of medicine, fee- splitting prohibitions, and licensure and scope of practice limitations for physicians and other healthcare professionals. Some states have enacted laws and regulations limiting the extent to which physicians and certain other healthcare professionals may be employed by non-physicians or general business corporations, and the scope and provisions of corporate practice of medicines laws and regulations vary by state. These laws are intended to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Violations may result in civil or criminal penalties. In addition, various state laws also generally prohibit the sharing or splitting professional fees with lay entities or persons. The specific restrictions with respect to enforcement of the corporate practice of medicine and fee-splitting laws varies from state to state. Violations of these laws could require us to restructure our operations and arrangements and may result in penalties or other adverse action.

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

Employees

As of December 31, 2024, we had 18 employees, of which 17 were full-time and 1 was part-time. All of these employees are located in the U.S.

From time to time we also employ independent contractors, consultants and temporary employees to support our operations. None of our employees are subject to collective bargaining agreements. We have never experienced a work stoppage and believe that our relations with our employees are good.

Our Corporate Information

We were incorporated under the laws of Delaware on January 2, 2008. On June 15, 2021, we completed a merger with ReShape Lifesciences Inc. Pursuant to the Merger Agreement, Optimus Merger Sub, Inc , a wholly owned subsidiary of Obalon, merged with and into ReShape, with ReShape surviving the merger as a wholly owned subsidiary of Obalon. As a result of the merger, Obalon, the parent company, was renamed “ReShape Lifesciences Inc.” and ReShape was renamed ReShape Weightloss Inc. ReShape Lifesciences shares of common stock trade on the Nasdaq under the symbol RSLS.

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

ITEM 1A. RISK FACTORS

Summary of risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities and make an investment in our securities speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to our Business and Industry

●	If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.
●	If the warrants issued in our February 2025 offering are exercised by way of a “zero exercise price” alternative, especially after the reset date stockholders may suffer substantial dilution.
●	We have recently undertaken a cost reduction plan and reorganization, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.
●	We may be unable to attract and retain management and other personnel we need to succeed.
●	We cannot assure you that we will ever generate substantial revenue or be profitable.
●	Previously, we recorded a non-cash indefinite-lived intangible and definite-lived assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

Risks Related to the Pending Merger

●	Fluctuations in the market price of our common stock will affect the value of the Merger Consideration.
●	The Exchange Ratio in the Merger Agreement is subject to adjustment based on ReShape’s net cash as of a determination date prior to completion of the Merger, which could dilute further the ownership of either the ReShape or Vyome stockholders in the combined company.
●	The ownership percentages of the ReShape and Vyome stockholders, respectively, that will result from the Exchange Ratio in the Merger Agreement are calculated prior to the completion of the Concurrent Financing, which could dilute further the ownership of the ReShape stockholders in the combined company.
●	The Merger may not be consummated unless important conditions are satisfied or waived and there can be no assurance that the Merger will be consummated.
●	Although an application has been filed to list the ReShape Shares on The Nasdaq Capital Market, there can be no assurance that the common stock will be so listed or, if listed, that the Combined Company will be able to comply with the continued listing standards.

Risks Related to the Business of the Combined Company After the Merger

●	Combining the two companies may be more difficult, costly or time consuming than expected, and the Combined Company may not realize all of the anticipated benefits of the Merger.
●	ReShape and Vyome will incur substantial direct and indirect costs as a result of the Merger and the Combined Company will incur substantial direct and indirect costs following the Merger.
●	Both ReShape and Vyome have operated with a loss and negative cash flows for the entirety of their existence and it is expected the Combined Company will have to raise significant capital in the future that could be dilutive to stockholders of the Combined Company.
●	If the perceived benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of ReShape’s securities or, following the Merger, Vyome Holdings, Inc. securities, may decline.

Risks Related to our Asset Sale

●	While the ReShape Asset Sale is pending, it creates unknown impacts on ReShape’s future which could materially and adversely affect its business, financial condition and results of operations.
●	The failure to consummate the ReShape Asset Sale may materially and adversely affect ReShape’s business, financial condition and results of operations.
●	The Merger may be consummated despite the ReShape Asset Sale not closing under certain circumstances.
●	The completion of the Asset Sale is contingent upon completion of the Merger.

Risks Associated with Development and Commercialization of ReShape’s Lap-Band System, Lap-Band 2.0 System, Obalon Balloon System, and the DBSN Device

●	Our efforts to increase revenue from our Lap-Band System, Lap-Band 2.0 System, Obalon Balloon System, and commercialize our DBSN device and expanded line of bariatric surgical accessories, including ReShape Calibration Tubes, may not succeed or may encounter delays which could significantly harm our ability to generate revenue.
●	We may not be able to obtain required regulatory approvals for our DBSN device in a cost-effective manner or at all, which could adversely affect our business and operating results.
●	We depend on clinical investigators and clinical sites to enroll patients in our clinical trials, and on other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.

Risks Related to our Intellectual Property

●	If we are unable to obtain or maintain intellectual property rights relating to our technology and neuroblocking therapy, the commercial value of our technology and any future products will be adversely affected and our competitive position will be harmed.
●	We may lose important patents or patent rights if we do not timely pay required patent fees or annuities.
●	Many of our competitors have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent our ability to commercialize our current or future products in the United States or abroad.

Risks Related to Equity Line of Credit

●	The sale or issuance of our common stock to Ascent under our proposed equity line of credit transaction may cause dilution and the sale of the shares of common stock acquired by Ascent, or the perception that such sales may occur, could cause the price of our common stock to fall.
●	Ascent will pay less than the then-prevailing market price for our common stock, which could cause the price of our common stock to decline.
●	It is not possible to predict the actual number of shares we will sell under the Equity Purchase Agreement to Ascent or the actual gross proceeds resulting from those sales.
●	Our commitment to issue shares of our common stock pursuant to the terms of the Equity Purchase Agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

Risks Relating to Ownership of our Common Stock

●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that they may occur, could cause our stock price to decline.
●	We have a significant number of outstanding warrants, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

RISK FACTORS

An investment in our securities is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto, before deciding to invest in our securities. The occurrence of any of the events described below could have a material adverse effect on our business, financial condition, results of operations, cash flows, prospects or the value of our common stock. These risks are not the only ones that we face. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

Risks Related to Our Business and Industry

If we are unable to either substantially improve our operating results or obtain additional financing, we may be unable to continue as a going concern.

We currently do not generate revenue sufficient to offset operating costs and anticipate such shortfalls to continue, partially due to the introduction of GLP-1 pharmaceuticals. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $0.8 million and $1.0 million of accounts receivable. Based on our available cash resources, we do not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

If the warrants issued in our February 2025 offering are exercised by way of a “zero exercise price” alternative, especially after the reset date stockholders may suffer substantial dilution.

On February 15, 2025, we entered into the Securities Purchase Agreement pursuant to which we sold 2,575,107 units, with each unit consisting of one share of our common stock and one warrant. Under Nasdaq listing rules, the warrants are not exercisable without stockholder approval (the “Warrant Stockholder Approval”). We have agreed to hold a stockholders’ meeting in order to seek such stockholder approvals as may be required by the applicable rules and regulations of the Nasdaq Capital Market from our stockholders in order to permit the exercise of the Warrants. In the event that we are unable to obtain the Warrant Stockholder Approval, the Warrants will not be exercisable and therefore have no value.

Assuming the Warrant Stockholder Approval is obtained, a holder of warrants may elect a “zero exercise price” alternative pursuant to which they would receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the warrant and (y) 1.2. Under the zero exercise price option under the warrants, a warrant holder could elect to receive 1.2 shares of common stock without the holder having to make any exercise payment. If the exercise price of the warrants is reset to the floor price of $1.25 per share, then based on the initial exercise price of $5.83 per share underlying the warrants, the number of shares of common stock underlying each warrant would be increased to 4.664 shares and, if a warrant holder then elected the zero exercise price option, they would receive 5.597 shares of common stock (equal to 1.2 times 4.664 shares). In that scenario, the maximum aggregate number of shares of common stock to be issued upon the zero exercise price alternative of the warrants would be approximately 14,412,359 shares for the warrants issued to the offering investors and 720,616 shares for the placement agent warrants. Therefore, we do not expect to receive any cash proceeds from the exercise of the warrants because it is highly unlikely that a warrant holder will elect to pay an exercise price in cash to receive one share of common stock when they could elect the zero exercise price option and pay no exercise price to receive 1.2 times the number of shares of common stock they would receive if they did pay an exercise price.

We have recently undertaken a cost reduction plan and reorganization, and may do so again in the future. The assumptions underlying these activities may prove to be inaccurate, or we may fail to achieve the expected benefits therefrom.

In light of recent macroeconomic conditions and the impact of GLP-1 prescriptions for weight loss treatment, we announced a 2024 cost reduction plan and reorganization to promote the long-term sustainability and scalability of ReShape. As part of this plan, we have significantly reduced our workforce. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs could strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, reduce employee morale, cause us to delay, limit, reduce or eliminate certain development plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. We may not complete the current or any cost reduction plan and reorganization on the anticipated timetable, and even if successfully completed, we may not achieve the anticipated cost savings, operating efficiencies or other benefits of such activities.

We may be unable to attract and retain management and other personnel we need to succeed, particularly in light of the 2024 cost reduction plan.

Our success depends on the services of our senior management and other key employees. The loss of the services of one or more of our officers or key employees could hinder our sales and marketing efforts, or delay or prevent the commercialization of our Lap-Band System, Lap-Band 2.0, the Obalon Balloon System, and the development of our DBSN device. Our continued growth will require hiring a number of qualified clinical, scientific, commercial and administrative personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities. In light of our 2024 cost reduction plan, we are unlikely to hire additional management or other personnel.

We cannot assure you that we will ever generate substantial revenue or be profitable.

The success of our business will depend on our ability to generate increased sales and control costs, as well as our ability to obtain additional regulatory approvals needed to market new versions of our Lap- Band System, Obalon Balloon System, or regulatory approvals needed to market our DBSN device and any other products we may develop in the future, all of which we may be unable to do. If we are unable to successfully market our Lap-Band System for its indicated use, successfully re-introduce the Obalon Balloon System, or develop and commercialize the DBSN device, we may never become profitable and may have to cease operations as a result.

Previously, we recorded a non-cash indefinite-lived intangible and definite-lived assets impairment loss, which significantly impacted our results of operations, and we may be exposed to additional impairment losses that could be material.

We conduct our annual indefinite-lived intangible assets impairment analysis during the fourth quarter of each year or when circumstances suggest that an indicator for impairment may be present. Previously, we performed a qualitative impairment analysis of the in-process research and development (“IPR&D”). Due to delays in the clinical trials experienced, we revised its expectations of when revenues would commence for the ReShape Vest, thus reducing the projected near-term future net cash flows related to the ReShape Vest. During the quarter ended September 30, 2022, we stopped the clinical trials for the ReShape Vest and closed out the previous trials that occurred, as significant additional clinical work and cost would be required to achieve regulatory approval for the ReShape Vest. In addition, due to continued market decline and projected cash flows the company recorded an impairment of the developed technology related to the Lap-Band and Obalon Balloon System and our tradenames. As such, we determined the carrying value of the long-lived assets were fully impaired and recognized a non-cash impairment charge of approximately $0.8 million on the statement of operations for the year ended December 31, 2023. In the future, we may have additional impairments requiring us to record an impairment loss related to our remaining finite-lived intangible assets, which could also have a material adverse effect on our results of operations.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes- Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

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

For example, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting. We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. We are currently developing our remediation plan to address the material weaknesses identified above.

We have identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting, may have a material and adverse effect on our business, operating results, financial condition and prospects.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to material weaknesses in our internal control over financial reporting. We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process. We are currently developing our remediation plan to address the material weaknesses identified above. Such measures include: designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formalized controls; and designing and implementing formal processes, policies and procedures supporting our financial close process.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act as well as any future healthcare reform legislation, may have a significant impact on our business. The impact of the Affordable Care Act on the health care industry is extensive and includes, among other things, the federal government assuming a larger role in the health care system, expanding healthcare coverage of United States citizens and mandating basic healthcare benefits.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti- Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

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

The operation of our business depend on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, phishing attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state, and international laws and regulations, such as the General Data Protection Regulation adopted by the European Union and European Economic Area countries can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

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

Companies that may not be deemed competitors in the bariatric surgery space may develop technologies, products or services that may impact the use of our products. For example, certain therapeutic treatments, such as drugs used to treat weight loss such as GLP-1’s, may enhance patient health. If we do not introduce new products and enhancements in a timely manner, there may be a decrease in the use of certain of our products, in which case our operating results could suffer.

Our ability to use net operating losses (“NOL”) carryforwards may be limited.

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2024, Reshape had U.S. federal net operating loss carryforwards of $227.2 million. All losses have been generated beginning in 2018 and will carryover indefinitely. Reshape had state net operating loss carryforwards of $380.1 million  at December 31, 2024 and had foreign net operating loss carryforwards of $0.4 million at December 31, 2024. Net operating loss carryforwards are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), Reshape is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

ReShape’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2024, the net effect of any further limitation will have no impact on results of operations.

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Substantially all of our cash and cash equivalents were held in accounts with Silicon Valley Bank (“SVB”) at the time it was closed by state regulators, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed receiver for SVB, on March 10, 2023. The FDIC created a successor bridge bank for SVB and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

Risks Related to the Pending Merger

Fluctuations in the market price of our common stock will affect the value of the Merger Consideration.

At the effective time of the Merger with Vyome (the “Effective Time”), each share of Vyome common stock and preferred stock (together, the “Vyome Shares”) (other than the shares that are owned by ReShape, Vyome, or Merger Sub and shares that will be subject to a put-call option agreement with certain stockholders of Vyome and Vyome Therapeutics Limited (“Vyome India”) who are located in India) will be converted into the right to receive a number of shares of our common stock (“ReShape Shares”), according to a ratio (the “Exchange Ratio”) determined at least 10 days prior (the “Determination Date”) to a special meeting of our stockholders (the “ReShape Special Meeting”) that will result in the holders of such Vyome Shares owning 91.62% of the outstanding shares of the combined company (“Combined Company Shares”) immediately after the effective time of the Merger, subject to adjustment based on ReShape’s net cash is greater than or less than $5 million; provided that the shares to be received by certain stockholders of Vyome and Vyome India located in India shall be subject to the put-call option agreements with the combined company (“Combined Company”). The Exchange Ratio remains subject adjustment based on the actual shares outstanding, and ReShape’s actual net cash, as of the Determination Date.

Because the exact number of ReShape Shares that will be issued in exchange for each Vyome Share (the “Merger Consideration”) will not be determined until a later date, the market value of the Merger Consideration that Vyome stockholders will receive will depend both on the number of ReShape Shares to be issued and the price per ReShape Share at the Effective Time. The exact number of ReShape Shares to be Vyome and the market price per ReShape Share will not be known at the time of the ReShape Special Meeting and may be less or more than the current market price or the market price at the time of the ReShape Special Meeting.

The exact dollar value of the ReShape Shares that the Vyome stockholders and the ReShape stockholders will hold upon consummation of the Merger will not be known at the time of the ReShape Special Meeting and may be greater than, the same as or less than the current market price of ReShape Shares at the time of the ReShape Special Meeting. The market price of the ReShape Shares is subject to general price fluctuations in the market for publicly traded equity securities and has experienced volatility in the past and may vary significantly from the date of the ReShape Special Meeting. As a result of these fluctuations, the value of the Merger Consideration will also vary.

Stock price changes may result from a variety of factors, including general market, industry and economic conditions, changes in the respective businesses, operations and prospects of ReShape, regulatory considerations, results of the ReShape Special Meeting, announcements with respect to the Merger or any of the foregoing, and other factors beyond the control of ReShape. You should obtain current market price quotations for ReShape Shares, but as indicated above, the price at the time the Merger is consummated may be greater than, the same as or less than such price quotations.

The Exchange Ratio in the Merger Agreement is subject to adjustment based on ReShape’s net cash as of a determination date prior to completion of the Merger, which could dilute further the ownership of either the ReShape or Vyome stockholders in the Combined Company.

The Exchange Ratio in the Merger Agreement is subject to potential adjustment depending upon the amount of “net cash” of ReShape, as defined in the Merger Agreement and generally consisting of ReShape’s cash and cash equivalents less certain expenses and liabilities, as of a determination date prior to the closing date of the Merger. If ReShape has more or less than $5.0 million of net cash as of the determination date, then the percentage ownership of the current ReShape stockholders will be increased or decreased on a pro rata basis. ReShape currently expects its net cash to be less than $5.0 million as of the determination date. In addition, one of the conditions to Vyome’s obligations to complete the merger is ReShape’s net cash must be at least $1,325,000 and if the closing occurs after July 31, 2024, with the minimum amount of ReShape’s net cash being reduced by $175,000 on the first day of each month beginning on August 1, 2024. The items that will constitute ReShape’s net cash at the determination date set forth in the Merger Agreement are subject to a number of factors, some of which are outside the control of ReShape.

The ownership percentages of the ReShape and Vyome stockholders, respectively, that will result from the Exchange Ratio in the Merger Agreement are calculated prior to the completion of the Concurrent Financing, which could dilute further the ownership of the ReShape stockholders in the Combined Company.

The pro forma ownership percentages of the ReShape and Vyome stockholders of the Combined Company of 8.38% and 91.62%, respectively, subject to adjustment, is prior to taking into account the purchase by certain accredited investors of up to $7.3 million in securities of ReShape, Vyome and Vyome India (the “Concurrent Financing”). Therefore, the actual ownership percentages will be different following the completion of the Concurrent Financing and, because certain of the investors in the Concurrent Financing are existing Vyome stockholders, the actual ownership percentage of the ReShape stockholders will be decreased compared to that of the Vyome stockholders after the closing of the Concurrent Financing. Solely for purposes of illustration, assuming the market price of the common stock of the Combined Company immediately following completion of the Merger is $10.00 per share, the shares of common stock to be issued in the Concurrent Financing would be sold at a price of $7.00 per share (reflecting a 30% discount to the market price). Therefore, if $6.0 million in shares of common stock of the Combined Company and up to $1.0 million of shares in Vyome India are sold immediately following completion of the Merger as part of the Concurrent Financing, and ReShape’s net cash is $975,000, the Combined Company would issue approximately 538,875 shares of common stock immediately after completion of the Merger. Based on those assumptions, and assuming the actual ownership percentage of the ReShape stockholders of the Combined Company prior to the Concurrent Financing is 11.1%, the shares issued in the Concurrent Financing would reduce the ownership percentage of the ReShape stockholders of the Combined Company to approximately 7.8%.

The Merger may not be consummated unless important conditions are satisfied or waived and there can be no assurance that the Merger will be consummated.

The Merger Agreement contains a number of conditions that must be satisfied or waived (to the extent permitted by applicable law) to consummate the Merger. Those conditions include, among others:

●	approval of the issuance of the ReShape Shares and the sale of ReShape’s assets (the “Asset Sale”) by the ReShape stockholders;
●	the absence of any adverse law or order promulgated, entered, enforced, enacted, or issued by any government entity that prohibits, restrains, or makes illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement;
●	the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”), which was initially filed by ReShape on October 1, 2024, and the absence of any stop order issued by the Securities and Exchange Commission (the “SEC”) suspending the use of such registration statement;
●	the ReShape Shares to be issued in the Merger being approved for listing on The Nasdaq Capital Market and approval of the Combined Company’s continued listing on The Nasdaq Capital Market (certain risks related to obtaining such approvals are described below);
●	subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Vyome and ReShape contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and
●	the absence of a material adverse effect with respect to each of Vyome and ReShape.

These conditions to the consummation of the Merger may not be satisfied or waived (to the extent permitted by applicable law) and, as a result, the Merger may not be consummated at the time expected, or at all. In addition, ReShape or Vyome may elect to terminate the Merger Agreement in certain other circumstances.

Although an application has been filed to list the ReShape Shares on The Nasdaq Capital Market, there can be no assurance that the common stock will be so listed or, if listed, that the Combined Company will be able to comply with the continued listing standards.

Nasdaq has determined that the proposed transaction constitutes a business combination that results in a change of control pursuant to its listing rules. Accordingly, the Combined Company will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process in order for the ReShape Shares to be listed on Nasdaq. An application to list the ReShape Shares on The Nasdaq Capital Market upon consummation of the Merger has been filed as required by The Nasdaq Capital Market.

Nasdaq’s approval of the listing application is a condition to the closing of the Merger and while ReShape and Vyome can each terminate the Merger Agreement if the condition is not satisfied under certain circumstances (in which case, a $1.0 million termination fee may be payable to the terminating party), the parties can also each choose to waive the condition and consummate the Merger without Nasdaq’s approval of the listing application. In the event ReShape and Vyome waive that condition and consummate the Merger without Nasdaq’s approval of the listing application, the Combined Company would not be listed on The Nasdaq Capital Market.

In addition, if after listing, The Nasdaq Capital Market delists the ReShape Shares from trading on its exchange for failure to meet the continued listing standards, the Combined Company and its stockholders could face significant material adverse consequences including:

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

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either ReShape or Vyome.

The Merger Agreement contains “no shop” provisions that restrict each of Vyome’s and ReShape’s ability to solicit, initiate or knowingly encourage and induce, or take any other action designed to facilitate competing third-party proposals relating to a merger, reorganization or consolidation of the company or an acquisition of the company’s stock or assets. In addition, the other party generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the Merger.

The Merger Agreement does not permit either Vyome or ReShape to terminate the Merger Agreement in order to pursue a superior proposal. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Vyome or ReShape from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger.

The pendency of the Merger could materially adversely affect the business, financial condition, results of operations or cash flows of ReShape or Vyome.

The announcement and pendency of the Merger could disrupt ReShape’s or Vyome’s businesses, in any of the following ways, among others:

●	ReShape’s employees are not expected to continue to be employed by the Combined Company, which might adversely affect ReShape’s ability to retain its employees;
●	the attention of ReShape management or Vyome management may be directed toward completion of the Merger and, in the case of ReShape, the Asset Sale, integration planning and transaction- related considerations and may be diverted from the company’s day-to-day business operations and, following the completion of the Merger, the attention of the Combined Company’s management may also be diverted to such matters;
●	vendors, suppliers, business partners or others may seek to modify or terminate their business relationship with ReShape or Vyome or the Combined Company following completion of the Merger;
●	ReShape or Vyome, or the Combined Company following completion of the Merger, and their respective directors could become subject to lawsuits relating to the Merger; and
●	ReShape or Vyome may experience negative reactions from their stockholders and the medical community, among others.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, each company will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against ReShape or Vyome or their respective directors and officers, and a negative impression of the companies in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on either or both companies’ financial statements and ReShape’s stock price.

In addition, the Merger Agreement restricts Vyome and ReShape from taking certain actions until the Effective Time without the consent of the other party, including, among others: the payment of dividends; the issuance of equity (including certain equity incentive awards); certain increases to employee compensation and benefits; capital expenditures; the incurrence of indebtedness; acquisitions and divestitures; and the entry into or amending certain material contracts. Vyome and ReShape are required to conduct business in the ordinary course consistent with past practice. The restrictive covenants, which are subject to various specific exceptions, may prevent Vyome or ReShape from pursuing attractive business opportunities that may arise prior to the consummation of the Merger. Although Vyome and ReShape may be able to pursue such activities with the other company’s consent, the other company may not be willing to provide its consent.

ReShape directors and executive officers and Vyome directors and executive officers have interests in the Merger and Asset Sale that may be different from, or in addition to, the interests of ReShape stockholders and Vyome stockholders.

Certain of the directors and executive officers of ReShape and certain of the directors and executive officers of Vyome negotiated the terms of the Merger Agreement and these individuals have interests in the Merger that may be different from, or in addition to, those of ReShape stockholders and Vyome stockholders, respectively. These interests include, but are not limited to, the continued service of certain of these Vyome individuals as directors and executive officers of the Combined Company, and one ReShape individual continuing to serve as a director of the Combined Company, after the date of the consummation of the Merger, certain other compensation arrangements with the ReShape and Vyome directors and executive officers, and provisions in the Merger Agreement regarding continued indemnification of and advancement of expenses of the directors and executive officers of ReShape. ReShape stockholders should be aware of these interests when they consider their respective Boards of Directors’ recommendations that they vote in favor of the Merger-related proposals.

With respect to the Asset Sale, certain of the executive officers of ReShape may become employees or consultants to Biorad after the closing of the Asset Sale, though no offers for such positions have been made and no terms of such positions have been discussed or negotiated.

The members of the ReShape Board of Directors (the “Board”) were aware of and considered these interests relating to ReShape, among other matters, in evaluating the Merger Agreement and the Merger, and in recommending that ReShape stockholders approve proposals to be voted upon at the ReShape Special Meeting in connection with the Merger.

The members of the Vyome Board were aware of and considered these interests relating to Vyome, among other matters, in evaluating the Merger Agreement and the Merger, and in recommending that Vyome stockholders approve the Merger Agreement and the Merger.

Following the consummation of the Merger, the composition of the board of directors and management of the Combined Company will be comprised of six directors to be nominated by Vyome and its current stockholders and one current ReShape director and ReShape’s current stockholders will not have a majority ownership and voting interest in the Combined Company. The Combined Company will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market.

Pursuant to the Merger Agreement, following the consummation of the Merger, the board of directors of the Combined Company will consist of six directors designated by Vyome and one director designated by ReShape and the executive management of the Combined Company will consist of Vyome’s executive officers. No current ReShape officers or employees are expected to continue with the Combined Company.

The Combined Company will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market. In addition, immediately following completion of the Merger and the issuance of the ReShape Shares to the Vyome stockholders at the Effective Time, ReShape’s current stockholders in the aggregate will not have a majority ownership and voting interest in the Combined Company, which will result in ReShape stockholders having less influence on the Combined Company’s management and policies. As a result, current ReShape stockholders will have less influence on the Combined Company’s management and policies than they currently have.

The opinion of ReShape’s financial advisor does not reflect changes in circumstances that may have occurred or that may occur between the signing of the Merger Agreement and the consummation of the Merger.

The opinion rendered to the Board by Maxim Group LLC was provided in connection with, and at the time of, the Board’s evaluation of the Merger. Maxim also acted as the placement agent in Reshape’s February 2025 offering. The opinion was based on the financial analysis performed, which considered market and other conditions then in effect, and financial forecasts and other information made available to Maxim, as of the date of its opinion, which may have changed, or may change, after the date of the opinion. The Board has not obtained an updated opinion from its financial advisor as of the date of this prospectus or as of any other date, nor does it expect to receive an updated, revised or reaffirmed opinion prior to the consummation of the Merger. Changes in the operations and prospects of ReShape or Vyome, general market and economic conditions and other factors that may be beyond the control of ReShape or Vyome, and which changes were not taken into account by ReShape’s financial advisor in rendering its opinion, may significantly alter the value of ReShape or Vyome or the price of ReShape Shares by the time the Merger is consummated. The opinion does not speak as of the time the Merger will be consummated or as of any date other than the date of such opinion. Because there are no plans for ReShape’s financial advisor to update their opinion, the opinion does not address the fairness of the Exchange Ratio or the Merger Consideration, as applicable, from a financial point of view, at any time other than the time such opinion was issued.

Failure to consummate the Merger could negatively impact respective future operations and financial results of ReShape and Vyome and the future stock price of ReShape.

If the Merger is not consummated for any reason, ReShape and Vyome may be subjected to a number of material risks, including the following:

●	a decline in the market price of the shares of our common stock to the extent that the current market price reflect a market assumption that the Merger will be consummated and will be beneficial to the value of ReShape after the closing date of the Merger;
●	having to pay certain costs related to the proposed Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;
●	addressing the consequences of operational decisions made since the signing of the Merger Agreement, including because of restrictions on ReShape’s or Vyome’s operations imposed by the terms of the Merger Agreement and decisions to delay or defer capital expenditures;
●	returning the focus of management and personnel to operating ReShape or Vyome, as applicable, on a standalone basis, without any of the benefits expected to have been provided by the consummation of the Merger or, in the case of ReShape, the Asset Sale;
●	negative reactions from their respective stockholders, suppliers, employees, and the medical community;
●	Vyome’s product development plans may get slowed down or discontinued; and
●	Vyome and its subsidiary (Vyome India) may lose employees and consultants.

In addition to the above risks, ReShape and Vyome may be required, under certain circumstances, to pay to the other party a termination fee of $1.0 million, which may materially adversely affect such party’s financial condition. The business of ReShape or Vyome may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of ReShape and Vyome management on the Merger. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against ReShape or Vyome or their respective directors and officers, and a negative impression of the companies in the financial markets.

If the Merger is not consummated, we cannot assure the Vyome stockholders or the ReShape stockholders that these risks will not materialize and will not materially adversely affect the business, financial results and stock price of the respective companies. Because each of the Merger and the Asset Sale are conditioned upon the other transaction being consummated, neither transaction may be completed if the proposals required for the consummation of both transactions are not approved.

The Merger may disrupt attention of ReShape management and Vyome management from ongoing business operations.

Each of ReShape and Vyome has expended, and expects to continue to expend, significant management resources to consummate the Merger. The attention of each company’s management may be diverted away from the day-to-day operations of the businesses of ReShape and Vyome, respectively, including implementing initiatives to improve performance, execution of existing business plans and pursuing other beneficial opportunities, in an effort to consummate the Merger. This diversion of management resources could disrupt ReShape’s or Vyome’s operations and may have an adverse effect on the respective businesses, financial conditions, results of operations and cash flows of the two companies or the Combined Company after the closing date of the Merger.

The market price for ReShape Shares following completion of the Merger will continue to fluctuate and may be affected by factors different from those that historically have affected ReShape Shares.

Following the completion of the Merger, Vyome stockholders and ReShape stockholders will be stockholders in the Combined Company. ReShape’s business differs in important respects from that of Vyome and the Combined Company’s business will differ from that of ReShape prior to the completion of the Merger. Accordingly, the results of operations of the Combined Company and the market price of ReShape Shares after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Vyome and ReShape.

Risks Related to the Business of the Combined Company After the Merger

Combining the two companies may be more difficult, costly or time consuming than expected, and the Combined Company may not realize all of the anticipated benefits of the Merger.

ReShape and Vyome have operated and, until the consummation of the Merger, will continue to operate, independently. The Combined Company may not be able to successfully achieve the anticipated benefits of the Merger at all or they may take longer to realize than expected. The difficulties of operating the Combined Company may include, among others:

●	the diversion of management attention to integration matters;
●	difficulties in integrating functions, personnel and systems;
●	declines in results of operations, financial condition or cash flows;
●	a decline in the market price of ReShape Shares;
●	contingent liabilities that are larger than expected;
●	potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger;
●	disruption of existing relationships with patients, doctors, business partners, and other constituencies; and
●	the disruption of, or the loss of momentum in, ongoing research and development, including ongoing clinical trials.

Many of these factors are outside the control of ReShape and Vyome, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition, results of operations and cash flows of the Combined Company. These factors could cause dilution to the earnings per share of the Combined Company, decrease or delay the expected benefits of the Merger and negatively impact the price of ReShape Shares. As a result, it cannot be assured that the Combined Company will realize the full benefits anticipated from the Merger within the anticipated time frames, or at all.

In addition, following the Merger, ReShape will become responsible for Vyome’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These obligations will result in additional cost and investment by ReShape and, if ReShape has underestimated the amount of these costs and investments or if ReShape fails to satisfy any such obligations, ReShape and Vyome may not realize the anticipated benefits of the Merger. Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which ReShape and Vyome was previously unaware. Any such liabilities or problems could have an adverse effect on the Combined Company’s business, financial condition, results of operations or cash flows.

Further, following completion of the Merger, the Combined Company will be susceptible to many of the risks described herein and risks related to Vyome’s business. To the extent any of the events in the risks occur, those events could cause the potential benefits of the Merger not to be realized and the market price of the Combined Company’s common stock to decline.

ReShape and Vyome will incur substantial direct and indirect costs as a result of the Merger and the Combined Company will incur substantial direct and indirect costs following the Merger.

ReShape and Vyome will incur substantial expenses in connection with and as a result of consummating the Merger, and over a period of time following the consummation of the Merger, ReShape also expects to incur substantial expenses as a Combined Company. A portion of the transaction costs related to the Merger will be incurred regardless of whether the Merger is consummated. While ReShape and Vyome have assumed that a certain level of transaction expenses will be incurred, factors beyond ReShape’s and Vyome control could affect the total amount or the timing of these expenses. These expenses could adversely affect the financial condition, results of operations and cash flows of the Combined Company following the consummation of the Merger.

Both ReShape and Vyome have operated with a loss and negative cash flows for the entirety of their existence and it is expected the Combined Company will have to raise significant capital in the future that could be dilutive to stockholders of the Combined Company.

Both ReShape and Vyome have operated with a loss and negative cash flows for the entirety of their existence. The Combined Company may not be able to raise capital to continue operations in the future which could result in bankruptcy or liquidation of the Combined Company. Adequate funding may not be available to the Combined Company on acceptable terms, or at all.

If the perceived benefits of the Merger do not meet the expectations of investors or securities analysts, the market price of ReShape’s securities or, following the Merger, the Combined Company’s securities, may decline.

If the perceived benefits of the Merger do not meet the expectations of investors or securities analysists, the market price of ReShape’s securities prior to the closing of the Merger may decline. The market value of ReShape’s securities at the time of the Merger may vary significantly from their prices on the date of the Merger Agreement was executed, the date of this prospectus, or the date of the ReShape Special Meeting.

In addition, following the Merger, fluctuations in the price of the Combined Company’s securities could contribute to the loss of all or part of a shareholder’s investment. Prior to the Merger, there has not been a public market for Vyome common stock. Accordingly, the valuation ascribed to the Combined Company in the Merger may not be indicative of the price that will prevail in the trading market following the Merger. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. If an active market for the Combined Company’s securities develops and continues, the market price of its common stock may fluctuate significantly in response to numerous factors, some of which are beyond the Combined Company’s control, such as:

●	The Combined Company’s ability to commercialize Vyome’s assets or their corresponding product candidates, if approved;
●	the status and cost of the Combined Company’s marketing commitments for Vyome’s assets and their product candidates;
●	announcements regarding results of any clinical trials relating to the Combined Company’s product candidates;
●	unanticipated serious safety concerns related to the use of Vyome’s assets or any of the Combined Company’s product candidates;
●	adverse regulatory decisions;
●	changes in laws or regulations applicable to Vyome’s assets or the Combined Company’s product candidates, including but not limited to clinical trial requirements for approvals;
●	violation of or non-compliance with applicable laws and regulations (including any laws relating to taxation) in the countries of operation of the Combined Company and its subsidiaries (including India and the U.S.);
●	legal disputes (such as infringements, non-allowances, etc.) or other developments relating to proprietary rights, including patents, litigation matters and the Combined Company’s ability to obtain patent protection for Vyome’s assets or the product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or shareholder litigation;
●	The Combined Company’s decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;
●	The Combined Company’s dependence on third parties;
●	reduction in revenues received by Vyome India going forward on account of reduced business from its existing partnerships with third-parties;
●	announcements of the introduction of new products by the Combined Company’s competitors;
●	market conditions and trends in the pharmaceutical and biotechnology sectors;

●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of common stock or other securities;
●	the recruitment or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations regarding product development milestones that the Combined Company may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	The Combined Company’s failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to the Combined Company’s operating performance or the operating performance of its competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the Combined Company’s or its competitors;
●	changes in financial estimates by the Combined Company or by any securities analysts who might cover its shares;
●	fluctuation of the market values of any of the Combined Company’s potential strategic investments;
●	issuances of debt or equity securities;
●	compliance with the Combined Company’s contractual obligations;
●	sales of shares of common stock of the Combined Company by the Combined Company or its shareholders in the future;
●	trading volume of shares of common stock of the Combined Company;
●	ineffectiveness of the Combined Company’s internal controls;
●	publication of research reports about the Combined Company or its industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events;
●	effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic or other similar outbreaks; and
●	other events or factors, many of which are beyond the Combined Company’s control.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of shares of common stock of the Combined Company, which could cause a decline in the value of its common stock. Price volatility of shares of common stock of the Combined Company might worsen if the trading volume of its common stock is low. In the past, shareholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ shares. Such litigation, if instituted against the Combined Company, could cause it to incur substantial costs and divert management’s attention and resources from its business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors”, could have a dramatic and material adverse impact on the market price of shares of common stock of the Combined Company.

You may not have the same benefits as an investor in an underwritten public offering.

The Combined Company will become a publicly listed company upon the completion of the Merger. The Merger and the transactions related thereto are not an underwritten initial public offering of shares of common stock of the Combined Company or Vyome’s securities and differ from an underwritten initial public offering in several significant ways, which include, but are not limited to, the following factors.

Like other Mergers and spin-offs which are an underwritten initial public offering, in connection with the Merger, you will not receive the benefits of the diligence performed by underwriters in an underwritten public offering. Investors in an underwritten public offering may benefit from the role of the underwriters in such an offering. In an underwritten public offering, an issuer initially sells its securities to the public market via one or more underwriters, who distribute or resell such securities to the public. Underwriters have liability under the U.S. securities laws for material misstatements or omissions in a registration statement pursuant to which an issuer sells securities. Because the underwriters have a “due diligence” defense to any such liability by, among other things, conducting a reasonable investigation, the underwriters and their counsel conduct a due diligence investigation of the issuer. Due diligence entails engaging legal, financial and/or other experts to perform an investigation as to the accuracy and completeness of an issuer’s disclosure regarding, among other things, its business and financial results. Auditors of the issuer will also deliver a “comfort” letter with respect to the financial information contained in the registration statement. In making their investment decision, investors have the benefit of such diligence in underwritten public offerings. In contrast, Vyome and ReShape have engaged financial advisors (rather than an underwriter) in connection with the Merger. The role of a financial advisor differs from that of an underwriter. For example, financial advisors do not act as intermediaries in the sale of securities.

In addition, because there are no underwriters engaged in connection with the Merger, prior to the opening of trading on Nasdaq on the trading day immediately following the closing of the Merger, there will be no book building process and no price at which underwriters initially sold shares to the public to help inform efficient and sufficient price discovery with respect to the initial post-closing trades on Nasdaq. Therefore, buy and sell orders submitted prior to and at the opening of initial post-closing trading of shares of common stock of the Combined Company on Nasdaq will not have the benefit of being informed by a published price range or a price at which the underwriters initially sold shares to the public, as would be the case in an underwritten initial public offering. There will be no underwriters assuming risk in connection with an initial resale of shares of common stock of the Combined Company or helping to stabilize, maintain or affect the public price of such shares following the closing of the Merger. Moreover, we will not engage in, and have not and will not, directly or indirectly, request the financial advisors to engage in, any special selling efforts or stabilization or price support activities in connection with such shares that will be outstanding immediately following the closing of the Merger. All of these differences from an underwritten public offering of shares of common stock of the Combined Company could result in a more volatile price for shares of common stock of the Combined Company.

Further, we will not conduct a traditional “roadshow” with underwriters prior to the opening of initial post-closing trading of shares of common stock of the Combined Company on Nasdaq. There can be no guarantee that any information disclosed or filed with the SEC will have the same impact on investor education as a traditional “roadshow” conducted in connection with an underwritten initial public offering. As a result, there may not be efficient or sufficient price discovery with respect to shares of common stock of the Combined Company or sufficient demand among potential investors immediately after the closing of the merger, which could result in a more volatile price for shares of common stock of the Combined Company.

Such differences from an underwritten public offering may present material risks to unaffiliated investors that would not exist if Vyome became a publicly listed company through an underwritten initial public offering instead of upon completion of the Merger.

The Combined Company does not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of shares of common stock of the Combined Company.

Vyome has not paid cash dividends on its common stock and the Combined Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of dividends on capital shares of the Combined Company will depend on its earnings, financial condition and other business and economic factors affecting the Combined Company at such time as its board of directors may consider relevant. Since the Combined Company does not intend to pay dividends, a shareholder’s ability to receive a return on such shareholder’s investment will depend on any future appreciation in the market value of its common stock. There is no guarantee that shares of common stock of the Combined Company will appreciate or even maintain the price at which its shareholders have purchased it.

An active trading market for the Combined Company’s common stock may not develop and its stockholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for Vyome’s common stock. An active trading market for the Combined Company’s shares of common stock may never develop or be sustained. If an active market for its common stock does not develop or is not sustained, it may be difficult for its stockholders to sell their shares at an attractive price or at all.

Future sales of a substantial number of shares of common stock of the Combined Company may cause the price of its common stock to decline.

If the Combined Company’s existing shareholders sell, or indicate an intention to sell, substantial amounts of the shares of common stock of the Combined Company after the closing of the Merger, the trading price of the shares of common stock of the Combined Company could decline and it could impair the Combined Company’s ability to raise capital through the sale of additional equity securities. Certain Vyome shareholders are subject to lock-up provisions that restrict their ability to transfer shares of common stock of the Combined Company or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security convertible into or exercisable or exchanged for the Combined Company until 360 days from the date of closing of the Merger, provided that 20% of the shares subject to the lock-up will be released from the restrictions in the lock-up agreement on the 91st day after the closing and the remainder will be released from the restrictions in equal increments every 30 days thereafter.

You may experience future dilution as a result of future equity offerings by the Combined Company.

In order to raise additional capital for general corporate purposes, in the future the Combined Company may offer additional shares of its common stock or other securities convertible into or exchangeable for our common stock at prices that may be lower than the current price per share of our common stock. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Combined Company sells additional shares of its common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in prior offerings.

Post consummation of the Merger, the Combined Company may have outstanding warrants, which may cause dilution to its stockholders, have a material adverse impact on the market price of its common stock and make it more difficult for it to raise funds through future equity offerings.

Under the terms of the Merger Agreement, as a condition to consummation of the Merger Agreement, all outstanding Warrants to purchase ReShape Shares (“ReShape Warrants”), except for a number of ReShape Warrants exercisable for ReShape Shares representing not more than 2.75% of the fully diluted ReShape Shares as of the date of the Merger Agreement, shall have been exercised in accordance with their terms in exchange for ReShape Shares or shall have been otherwise settled on terms agreed upon between ReShape and the holder thereof such that the ReShape Warrants would be canceled and terminated prior to the Effective Time. Accordingly, even if the aforementioned condition is satisfied by ReShape to the satisfaction of Vyome, ReShape Warrants up to 2.75% of the fully diluted ReShape Shares may not be exercised prior to the consummation of the Merger. These outstanding ReShape Warrants would give the holders a right to exercise in exchange for receiving shares of common stock of the Combined Company. The issuance of such shares of common stock upon the exercise of warrants by the Combined Company would dilute the percentage ownership interest of stockholders, might dilute the book value per share of the Combined Company’s common stock and would increase the number of its publicly traded shares, which could depress the market price of its common stock.

In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause common stockholders of the Combined Company to be more inclined to sell their shares, which would contribute to a downward movement in the price of its common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on the Combined Company’s common stock price could encourage investors to engage in short sales of its common stock, which could further contribute to price declines. The fact that the Combined Company’s stockholders and warrant holders can sell substantial amounts of common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for it to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that the Combined Company deems reasonable or appropriate, or at all.

The Combined Company’s operating results may fluctuate significantly.

The Combined Company expects its operating results to be subject to quarterly, and possibly annual, fluctuations. The Combined Company net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to the Combined Company development programs;
●	the addition or termination of clinical trials;
●	any intellectual property infringement lawsuit in which the Combined Company may become involved;
●	regulatory developments affecting Vyome’s assets or the Combined Company’s product candidates, regulatory approvals of its product candidates, and the level of underlying demand for such products and purchasing patterns; and
●	The Combined Company’s execution of any collaborative, licensing or similar arrangements, and the timing of payments The Combined Company may make or receive under these arrangements.

If the Combined Company’s quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of its common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in the Combined Company’s operating results may, in turn, cause the price of its common stock to fluctuate substantially.

If securities or industry analysts do not publish research or reports about the Combined Company’s business, or if they issue an adverse opinion regarding its share, its share price and trading volume could decline.

The trading market for shares of common stock of the Combined Company will be influenced by the research and reports that industry or securities analysts publish about the Combined Company or its business. If no or few securities or industry analysts commence coverage of the Combined Company, the trading price for its shares would be negatively impacted. In the event the Combined Company obtains securities or industry analyst coverage, if any of the analysts who cover it issues an adverse opinion regarding the Combined Company, its business model, its intellectual property or its share performance, or if its clinical trials and operating results fail to meet the expectations of analysts, its share price would likely decline. If one or more of these analysts cease coverage of the Combined Company or fail to publish reports on it regularly, the Combined Company could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

Raising additional capital may cause dilution to the Combined Company’s existing shareholders, restrict its operations or require it to relinquish rights to Vyome’s assets or its product candidates.

The Combined Company will likely issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. It may also issue additional equity for other purposes. These securities may have the same rights as shares of common stock of the Combined Company or, alternatively, may have dividend, liquidation or other preferences to shares of common stock of the Combined Company, including shares of common stock of the Combined Company issued in connection with the Merger. The issuance of additional equity securities will dilute the holdings of existing shareholders and may reduce the share price of shares of common stock of the Combined Company.

In accordance with the Merger Agreement, each Vyome stock option and restricted stock share outstanding immediately prior to the Effective Time, whether vested or unvested shall be converted into and exchangeable for stock options or restricted stock units, respectively, to receive a number of ReShape Shares equal to the number of shares of Vyome common stock issuable upon exercise of such Vyome stock options or restricted stock units multiplied by the Exchange Ratio with, in the case of stock options, an exercise price equal to the exercise price of such Vyome stock option divided by the Exchange Ratio and otherwise in accordance with the terms and conditions of such Vyome stock option. In addition, post consummation of the Merger, if the board of directors of the Combined Company elects to institute new equity incentive plans or increase the number of shares available for future grant under its existing equity incentive plan, stockholders may experience additional dilution, which could cause the Combined Company’s stock price to fall.

Pursuant to certain Registration Rights Agreements entered into in connection with the Merger, certain shareholders of Vyome can each demand that the Combined Company register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, following the closing of the Merger, the Combined Company will be required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of its other securities. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by the Lock-Up Agreements with certain Vyome stockholders and the Merger Agreement. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of the Combined Company’s securities.

If the Combined Company raises additional funds through collaboration, licensing or other similar arrangements, it may have to relinquish valuable rights to Vyome’s assets or any product candidates, or grant licenses on terms unfavorable to the Combined Company. If adequate funds are not available, the Combined Company’s ability to achieve profitability or to respond to competitive pressures would be significantly limited and the Combined Company may be required to delay, significantly curtail or eliminate the development of Vyome’s assets.

The Combined Company’s principal shareholders, directors and executive officers will own a significant percentage of its capital shares, and also have significant influence over the Combined Company’s management.

Following the closing of the Merger, the Combined Company’s directors, executive officers, holders of 5% or more of the Combined Company’s capital shares and their respective affiliates are expected to beneficially own, in the aggregate, approximately 62.92% of the Combined Company’s outstanding voting shares. This concentration of voting power may make it less likely that any other holder of shares of common stock of the Combined Company will be able to affect the way the Combined Company is managed and could delay or prevent an acquisition of the Combined Company on terms that other shareholders may desire. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. See above for additional information regarding Vyome’s influence and control in the Combined Company.

Further, under the Merger Agreement, KKG Enterprises, LLC (an entity under the control of Krishna K. Gupta, who shall be the Chairman of the Combined Company) and Shiladitya Sengupta, each have a right to appoint 2 (two) directors on the board of directors of the Combined Company, which shall in total comprise of 7 (seven) members. Accordingly, the aforesaid individuals will have control over the appointment of a majority of directors on the board of the Combined Company, and directly or indirectly be able to affect the decisions of the board, and, through their recommendations, of the shareholders of the Combined Company.

If the Combined Company’s estimates or judgments relating to its critical accounting policies are based on assumptions that change or prove to be incorrect, its operating results could fall below its publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of its common stock.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Combined Company’s financial statements and accompanying notes. The Combined Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If the Combined Company’s assumptions change or if actual circumstances differ from its assumptions, its operating results may be adversely affected and could fall below its publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of shares of common stock of the Combined Company.

The Combined Company’s ability to use net operating losses (“NOL”) carryforwards may be limited.

The Combined Company’s ability to use its federal and state NOL carryforwards to offset potential future taxable income may be dependent upon its generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether it will generate sufficient taxable income to use all of our NOL carryforwards. As of December 31, 2024, ReShape had U.S. NOL carryforwards of $220.9 million, state NOL carryforwards of $380.1 million and foreign NOL carryforwards of $0.4 million. All losses have been generated beginning in 2018 and will carryover indefinitely.

The Combined Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups.

Adverse developments affecting the financial services industry could adversely affect the Combined Company’s current and projected business operations and its financial condition and results of operations.

If financial institutions in which the Combined Company holds funds for working capital and operating expenses were to fail, there can be no assurance that such governmental agencies would take action to protect the Combined Company’s uninsured deposits in a similar manner.

If a financial institution in which the Combined Company holds such funds fails or is subject to significant adverse conditions in the financial or credit markets, it could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact the Combined Company’s short-term liquidity and ability to meet its operating expense obligations.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for the Combined Company to acquire financing on acceptable terms or at all. Any decline in available funding or access to the Combined Company’s cash and liquidity resources could, among other risks, adversely impact its ability to meet its operating expenses, financial obligations or fulfill our other obligations, result in breaches of its financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on the Combined Company’s liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a vendor on which the Combined Company is reliant could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution.

Any critical vendor bankruptcy or insolvency, or any breach or default by a critical vendor, or the loss of any significant vendor relationships, may have a material adverse impact on the Combined Company’s business.

If the Combined Company is unable to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in the Combined Company and materially and adversely affect its business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Combined Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. While the Combined Company intends to have systems and processes in place to identify and if necessary, continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If the Combined Company identifies any new material weaknesses in the future, any such newly identified material weakness could limit its ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of its annual or interim financial statements. In such case, the Combined Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the Combined Company’s financial reporting and its share price may decline as a result.

The Combined Company will incur increased costs as a result of operating as a public company, and its management will devote substantial time to related compliance initiatives.

As a public company, the Combined Company will incur significant legal, accounting and other expenses that Vyome did not incur as a private company. The Combined Company will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules and regulations adopted, and to be adopted, by the SEC and Nasdaq. The Combined Company’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, the Combined Company expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase its operating expenses. For example, the Combined Company expects these rules and regulations to make it more difficult and more expensive for the Combined Company to obtain directors’ and officers’ liability insurance and the Combined Company may be required to incur substantial costs to maintain sufficient coverage. The Combined Company cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for the Combined Company to attract and retain qualified persons to serve on its board, its board committees or as executive officers. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

As a public company, the Combined Company will be required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, the Combined Company will be required to make a formal assessment of the effectiveness of its internal control over financial reporting, and once it ceases to be an emerging growth company, the Combined Company will be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, the Combined Company will be engaging in a process to document and evaluate its internal control over financial reporting, which is both costly and challenging. In this regard, the Combined Company will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of its internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

The rules governing the standards that must be met for management to assess the Combined Company’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, the Combined Company’s management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on the Combined company’s management and administrative and operational resources, including accounting resources.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Combined Company intends to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of its management’s time and attention from revenue-generating activities to compliance activities. If the Combined Company’s efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against the Combined Company and there could be a material adverse effect on the Combined Company’s business, financial condition and results of operations.

Certain of the Combined Company’s proposed directors and executive officers also work with other companies and organizations and such other positions may create conflicts of interest in the future.

Some of the Combined Company’s officers and directors will serve only part-time and are subject to conflicts of interest. Each of such officers and directors will be devoting part of their working time to other endeavors, including consulting relationships with other entities, and may have responsibilities to these other entities. Such conflicts may also include deciding how much time to devote to the Combined Company’s affairs. Because of these relationships, our officers and directors may be subject to conflicts of interest.

For example, Venkat Nelabhotla, Vyome’s Chief Executive Officer and who will be the Chief Executive Officer of the Combined Company, will be devoting approximately 40 hours per week to the Combined Company’s business. Mr. Nelabhotla also works part-time in a consulting/ advisory capacity for Pulse Pharmaceuticals Private Limited and Newvojax Health and Wellness Private Limited for approximately 15 hours per week. Mr. Shiladitya Sengupta, one of the co-founders and directors of Vyome, will also be a director on the board of the Combined Company. He works full-time as an Associate Professor of Medicine at the Brigham and Women’s Hospital and Harvard Medical School and will be dedicating his time to the Combined Company on a limited, as-needed basis. Mr. Sengupta also works in a consulting capacity for Alyssum Therapeutics Inc, CBCC, Invictus Oncology Pvt Ltd, India Innovation Research Center for approximately 4 hours per week. Further, Robert Dickey, Vyome’s Chief Financial Officer and who will be the Chief Financial Officer of the Combined Company, will be working with the Combined Company for 50% of his available time or a minimum of 80 hours per month. While Vyome has not, and Vyome believes that the Combined Company will not, encounter any issue as a result of such additional roles/ responsibilities, the duties to such businesses/ organizations may compete for such persons’ full attention to the Combined Company’s business; accordingly, they may have conflicts of interest in allocating time between the separate business activities.

General economic and political conditions could have a material adverse effect on the Combined Company.

External factors can affect our financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax law including tax rate changes, and factors affecting global economic stability, and the political environment regarding healthcare in general. We cannot predict to what extent the global economic conditions may negatively impact the Combined Company’s business. For example, negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital and could negatively impact our ability to borrow.

If the Combined Company’s competitors are able to develop and market products that are safer or more effective than the Combined Company’s products, its commercial opportunities will be reduced or eliminated.

The health care industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The immune-inflammatory disease market in which the Combined Company intends to operate has grown significantly in recent years and is expected to continue to expand as technology continues to evolve and awareness of the need to treat immune-inflammatory diseases grows. The Combined Company will face potential competition from several big pharma and mid/small size biotech and pharma companies. Many of the Combined Company’s competitors will likely have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they pursue competing solutions through collaborative arrangements with large and established companies. The Combined Company’s competitors may develop and patent processes or products earlier than it, obtain regulatory approvals for competing products more rapidly than the Combined Company is able to and develop more effective, safer and less expensive products or technologies that would render its products non-competitive or obsolete.

The Combined Company may face significant uncertainty in the industry due to government healthcare reform.

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

Congress regularly considers legislation to replace or repeal elements or all of the Affordable Care Act. At this time, it is not clear whether the Affordable Care Act will be repealed in whole or in part, and, if it is repealed, whether it will be replaced in whole or in part by another plan and what impact those changes will have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and also indirectly affect the amounts that private payers are willing to pay. In addition, any healthcare reforms enacted in the future may, like the Affordable Care Act, be phased in over a number of years but, if enacted, could reduce the Combined Company’s revenue, increase our costs, or require us to revise the ways in which we conduct business or put it at risk for loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected by changes under the Affordable Care Act and changes under any federal or state legislation adopted in the future.

The Combined Company may be subject, directly or indirectly, to United States federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and the Combined Company may become subject to such litigation. If the Combined Company is unable to, or have not fully complied with such laws, it could face substantial penalties.

The Combined Company’s operations, directly or indirectly through customers, may be subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti- Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

The Combined Company may be unable to predict whether it could be subject to actions under any of these laws, or the impact of such actions. If the Combined Company is found to be in violation of any of the laws described above or other applicable state and federal fraud and abuse laws, it may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of its operations.

Failure to protect the Combined Company’s information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt its operations and adversely affect its business.

The operation of the Combined Company’s business will depend on our information technology systems. It will rely on its information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Its information technology systems may be vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks. Cyber-based attacks can include computer viruses, computer denial-of-service attacks, phishing attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state, and international laws and regulations, such as the General Data Protection Regulation adopted by the European Union and European Economic Area countries can expose the Combined Company to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if the Combined Company’s information technology security efforts fail.

The Combined Company may in the future become involved in lawsuits, to protect or enforce its intellectual property, which can be expensive and time consuming and could result in the diversion of significant resources.

Adverse proceedings such as litigation or challenges to the validity of our patents can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm its business, whether or not it receives a favorable determination. In addition, in an infringement or other adverse proceeding, a court may decide that the patent the Combined Company seeks to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any litigation or proceeding could place one or more of the Combined Company’s patents at risk of being invalidated, interpreted narrowly or found unenforceable. Some of its competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against the Combined Company, if it asserts rights against them.

The Combined Company may lose important patents or patent rights if it does not timely pay required patent fees or annuities.

Non-payment or delay in payment of patent fees or annuities, whether intentional or unintentional, may result in loss of patents or patent rights important to the Combined Company’s business. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States, particularly in the field of medical products.

Many of the Combined Company’s competitors may have significant resources and incentives to apply for and obtain intellectual property rights that could limit or prevent its ability to commercialize our current or future products in the United States or abroad.

Many of the Combined Company’s competitors who have significant resources and have made substantial investments in competing technologies may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the U.S. or in international markets. The Combined Company’s U.S. or foreign patents may be challenged, circumvented by competitors or others or may be found to be invalid, unenforceable or insufficient. In most cases in the United States patent applications are published 18 months after filing the application, or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, there can be no certainty that the Combined Company was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions.

If the Combined Company is unable to protect the confidentiality of our proprietary information and know-how, the value of its technology and products could be adversely affected.

In addition to patented technology, the Combined Company may rely on its unpatented proprietary technology, trade secrets, processes and know-how. It would generally seek to protect this information by confidentiality agreements with employees, consultants, scientific advisors and third parties. These agreements may be breached, and the Combined Company may not have adequate remedies for any such breach. In addition, its trade secrets may otherwise become known or be independently developed by competitors. To the extent that the Combined Company’s employees, consultants or contractors use intellectual property owned by others in their work for the Combined Company, disputes may arise as to the rights in related or resulting know-how and inventions.

Intellectual property litigation is a common tactic in the biotech industry to gain competitive advantage. If the Combined Company becomes subject to a lawsuit, it may be required to expend significant financial and other resources and our management’s attention may be diverted from its business.

There has been a history of frequent and extensive litigation regarding patent and other intellectual property rights in the biotech industry, and companies in the biotech industry have employed intellectual property litigation to gain a competitive advantage. Accordingly, the Combined Company may become subject to patent infringement claims or litigation in a court of law, or interference proceedings declared by the U.S. Patent and Trademark Office (“USPTO”) to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. It may also become subject to claims or litigation seeking payment of royalties based on sales of its product in connection with licensing or similar joint development arrangements with third parties or in connection with claims of patent infringement.

The defense and prosecution of intellectual property suits, USPTO interference proceedings, reexamination proceedings, or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed, or opposition proceedings and related legal and administrative proceedings, are both costly and time consuming and could result in substantial uncertainty to us. Litigation or regulatory proceedings may also be necessary to enforce patent or other intellectual property rights of ours or to determine the scope and validity of other parties’ proprietary rights. Any litigation, opposition or interference proceedings, with or without merit, may result in substantial expense to us, cause significant strain on the Combined Company’s financial resources, divert the attention of its technical and management personnel and harm its reputation. The Combined Company may not have the financial resources to defend its patents from infringement or claims of invalidity. An adverse determination in any litigation could subject us to significant liabilities to third parties, require it to seek licenses from or pay royalties to third parties or prevent it from manufacturing, selling or using our proposed products, any of which could have a material adverse effect on its business and prospects.

As a result of patent infringement claims, or to avoid potential claims, the Combined Company may choose or be required to seek a license from a third-party and be required to pay license fees or royalties, or both. A license may not be available at all or on commercially reasonable terms, and the Combined Company may not be able to redesign its products to avoid infringement. Modification of our products or development of new products could require it to conduct additional clinical trials and to revise our filings with the FDA and other regulatory bodies, which would be time-consuming and expensive. Even if the Combined Company were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of its business operations if, as a result of actual or threatened patent infringement claims, it is unable to enter into licenses on acceptable terms. This could harm our business significantly.

Risks Related to the Asset Sale

While the Asset Sale is pending, it creates unknown impacts on our future which could materially and adversely affect its business, financial condition and results of operations.

While the Asset Sale is pending, it creates unknown impacts on our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with ReShape pending consummation of the Asset Sale. The occurrence of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations.

The failure to consummate the Asset Sale may materially and adversely affect our business, financial condition and results of operations.

The Asset Sale is subject to various closing conditions including, among others, the approval of the Asset Sale by ReShape’s stockholders. ReShape cannot control these conditions and cannot assure you that they will be satisfied. If the Asset Sale is not consummated, ReShape may be subject to a number of risks, including the following:

●	we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in equivalent terms as compared to what is proposed in the Asset Sale;
●	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the Asset Sale will be consummated;
●	doubt as to our ability to effectively implement its current and future business strategies;
●	our costs related to the Asset Sale, such as legal, accounting and financial advisory fees, must be paid even if the Asset Sale is not completed; and
●	our relationships with its customers, suppliers and employees may be damaged and its business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations, which could cause the market value of our common stock to decline.

The Merger may be consummated despite the Asset Sale not closing under certain circumstances.

While the closing of the Merger is conditioned on the closing of the Asset Sale, if we fail to consummate the Asset Sale, the Merger may still proceed, provided that the closing condition related to the closing of the Asset Sale contained in the Merger Agreement is waived by Vyome. The occurrence of these events would result in the Combined Company continuing to own the assets currently contemplated to be sold to Ninjour as part of the Asset Sale following the closing of the Merger, which could cause the Combined Company to incur unanticipated costs and expenses in connection with continued ownership of such assets, or pursuit of an alternative disposition of such assets. Further, in such an event, the Combined Company may also be subject to any disputes/ litigation filed in respect of the assets to be sold as part of the Asset Sale. Any such liabilities or problems could have an adverse effect on the Combined Company’s business, financial condition, results of operations or cash flows.

Risks Associated with Development and Commercialization of ReShape’s Lap-Band System, Lap-Band 2.0 System, Obalon Balloon System, and the DBSN Device

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

During the years ended December 31, 2024 and 2023, there was minimal revenue for ReShapeCare and ReShape Marketplace. There was no revenue or gross profit recorded for the DBSN device for the year ended December 31, 2024 and 2023 as this product is still in the research stage of development. There was also no revenue recorded for the Obalon line.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post- approval clinical data and promotional activities for such product, will be subject to continual review and periodic inspections by our European Notified Body and the FDA and other regulatory bodies. In particular we and our manufacturers and suppliers are required to comply with ISO requirements, Good Manufacturing Practices, which for medical devices is called the Quality System Regulation (“QSR”), and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain marketing approval. The FDA enforces the QSR through inspections, which may be unannounced, and the CE system enforces its certification through inspections and audits as well. Our quality system has received certification of compliance to the requirements of ISO 13485:2016 and will have to continue to successfully complete such inspections to maintain regulatory approvals for sales outside of the United States. Failure by us or one of our manufacturers or suppliers to comply with statutes and regulations administered by the FDA, CE authorities and other regulatory bodies, or failure to adequately respond to any observations, could result in enforcement actions against us or our manufacturers or suppliers, including, restrictions on our product or manufacturing processes, withdrawal of the product from the market, voluntary or mandatory recall, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

We are subject to medical device reporting regulations that require us to report to the FDA, national bodies known as Competent Authorities or other governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing. A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm our reputation with customers. There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business. Once the product is approved and implanted in a large number of patients, infrequently occurring adverse events may appear that were not observed in the clinical trials. This could cause health authorities in countries where the product is available to take regulatory action, including marketing suspension and recall.

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

Risks Related to our Intellectual Property

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

We cannot assure you that we will obtain any patent protection that we seek, that any protection we do obtain will be found valid and enforceable if challenged or that it will confer any significant commercial advantage. U.S. patents and patent applications may also be subject to interference proceedings and U.S. patents may be subject to re-examination proceedings in the USPTO, or under more recently promulgated Inter Partes Review proceedings, depending on when the patent application was filed, and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which proceedings could result in either loss of the patent or denial of the patent application, or loss or reduction in the scope of one or more of the claims of, the patent or patent application. In addition, such interference, re- examination and opposition proceedings may be costly. Moreover, the U.S. patent laws have recently changed with the adoption of the America Invents Act (“AIA”), possibly making it easier to challenge patents. Some of our technology was, and continues to be, developed in conjunction with third parties, and thus there is a risk that such third parties may claim rights in our intellectual property. Thus, any patents that we own or license from others may provide limited or no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology.

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

Risks Related to Equity Line of Credit

The sale or issuance of our common stock to Ascent may cause dilution and the sale of the shares of common stock acquired by Ascent, or the perception that such sales may occur, could cause the price of our common stock to fall.

The purchase price for the shares that we may sell to Ascent under the Equity Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Equity Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Ascent. The extent to which we rely on Ascent as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources and other factors to be determined by us. We may ultimately decide to sell to Ascent all, some, or none of the shares of our common stock that may be available for us to sell pursuant to the Equity Purchase Agreement. When we sell shares to Ascent, after Ascent has acquired the shares, Ascent may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Ascent by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Ascent, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Ascent will pay less than the then-prevailing market price for our common stock, which could cause the price of our common stock to decline.

The purchase price of our common stock to be sold to Ascent under the Equity Purchase Agreements is derived from the market price of our common stock on Nasdaq. Shares to be sold to Ascent pursuant to the Equity Purchase Agreement will be purchased at a discounted price. We may effect sales to Ascent at a purchase price per share equal to 93% of the volume-weighted average price (“VWAP”) of the common stock on the trading day prior to each closing; provided, that if 93% the lowest VWAP in the four trading days following such closing is lower than such price per share, then, as a “true-up”, we shall issue additional shares of common stock to Ascent so as to ensure that the total number of shares received by Ascent is equal to the number it would have received for the aggregate purchase price paid at such closing if the shares of common stock had been valued at such lower number. See section entitled “Description of Equity Financing Transaction” for more information.

As a result of this pricing structure, Ascent may sell the shares they receive immediately after receipt of such shares, which could cause the price of our common stock to decrease.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to Ascent, and you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to Ascent, and we could use them for purposes other than those contemplated at the time of commencement of such offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

It is not possible to predict the actual number of shares we will sell under the Equity Purchase Agreement to Ascent, or the actual gross proceeds resulting from those sales.

Because the purchase price per share to be paid by Ascent for the shares of common stock that we may elect to sell to Ascent under the Equity Purchase Agreement, if any, will fluctuate based on the market prices of our common stock during the applicable period for each purchase made pursuant to the Equity Purchase Agreement, if any, it is not possible for us to predict, as of the date of this prospectus and prior to any such sales, the number of shares of common stock that we will sell to Ascent under the Equity Purchase Agreement, the purchase price per share that Ascent will pay for shares purchased from us under the Equity Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Ascent under the Equity Purchase Agreement, if any.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Equity Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Ascent. If and when we do elect to sell shares of our common stock to Ascent pursuant to the Equity Purchase Agreement, after it has acquired such shares, Ascent may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, the other investors who purchase shares from Ascent in such offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results.

Our commitment to issue shares of common stock pursuant to the terms of the Equity Purchase Agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

Our commitment to issue shares of common stock pursuant to the terms of the Equity Purchase Agreement has the potential to cause significant downward pressure on the price of our common stock. In such an environment, short sellers may contribute to or exacerbate any decline of our stock price. If there are significant short sales of our common stock, the share price of our common stock may decline more than it would in an environment without such activity. This may cause other holders of our common stock to sell their shares. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common stock will likely decline.

Although pursuant to the Equity Purchase Agreement and during the term thereof, Ascent shall not participate in short sales of our common stock or engage in hedging transactions, other third party investors may enter into hedging transactions with broker-dealers, which may in turn engage in short sales of the shares of common stock in the course of hedging in positions they assume. Such third-party investors may also loan or pledge shares of our common stock to broker-dealers that in turn may sell such shares. Such activity could cause a decline in the market price of the shares of our common stock.

Risks Relating to Ownership of our Common Stock

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. The market price for our common stock will be affected by a number of factors, including:

●	the denial or delay of regulatory clearances or approvals of our product or receipt of regulatory approval of competing products;
●	our ability to accomplish clinical, regulatory and other product development milestones and to do so in accordance with the timing estimates we have publicly announced;
●	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;
●	changes in government regulations and standards affecting the medical device industry and our product;
●	ability of our products to achieve market success;
●	the performance of third-party contract manufacturers and component suppliers;
●	our ability to develop sales and marketing capabilities;
●	actual or anticipated variations in our results of operations or those of our competitors;
●	announcements of new products, technological innovations or product advancements by us or our competitors;
●	developments with respect to patents and other intellectual property rights;
●	sales of common stock or other securities by us or our stockholders in the future;
●	additions or departures of key scientific or management personnel;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	the trading volume of our common stock;
●	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
●	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;
●	decreases in market valuations of medical device companies;
●	our pending Merger and Asset Sale; and
●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Sales of a substantial number of shares of our common stock in the public market by us or by our existing stockholders, or the perception that they may occur, could cause our stock price to decline.

Sales of substantial amounts of our common stock by us, or by our stockholders, announcements of the proposed sales of substantial amounts of our common stock or the perception that substantial sales may be made, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in follow-on offerings to raise additional capital, upon the exercise of options or warrants, or in connection with acquisitions or corporate alliances, including the Merger. We also plan to issue additional shares to our employees, directors or consultants in connection with their services to us. All of the currently outstanding shares of our common stock are freely tradable under federal and state securities laws, except for shares held by our directors, officers and certain greater than five percent stockholders, which may be subject to holding period, volume and other limitations under Rule 144 of the Securities Act. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time and could reduce the market price of our common stock.

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

For example, on October 10, 2023, we received a written notice from The Nasdaq Stock Market indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. The notice provided that we had until April 7, 2024 to regain compliance. In order to regain compliance with the bid price requirement, on February 23, 2024, the stockholders of ReShape authorized for the Board, in its discretion but no later than February 23, 2025, to declare a reverse stock split at a ratio in the range of 1-for-10 to 1-for-60, such ratio to be determined by the Board. On April 9, 2024, the Company received a written notice from the Nasdaq Staff that the Company has not regained compliance with the minimum $1.00 bid price requirement. However, the Nasdaq Staff has determined that the Company is eligible for an additional 180 calendar period, or until October 7, 2024, to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Nasdaq Staff will provide the Company with a written confirmation of compliance and the matter will be closed. If compliance cannot be demonstrated by October 6, 2024, the Nasdaq Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Nasdaq Staff’s determination to a Hearings Panel. On September 23, 2024, ReShape effected a reverse stock split of the ReShape Shares at a ratio of 1-for-58 and on October 7, 2024 the Nasdaq Staff notified ReShape that it has regained compliance with the bid price requirement and the matter is now closed.

On November 25, 2024, we received a written notice from Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. As of September 30, 2024, our stockholders’ equity was $1,487,000. Under the Nasdaq Listing Rules we had 45 calendar days to submit a plan to regain compliance, which we timely submitted on January 9, 2025 and Nasdaq has granted us an extension through May 27, 2025 to regain compliance.

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

The Restated Certificate of Incorporation of ReShape, as amended (our “charter”), and the Amended and Restated Bylaws of ReShape (our “bylaws”) and Section 203 of the Delaware General Corporation Law contain provisions that may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

●	the ability of the Board to create and issue preferred stock without stockholder approval, which could be used to implement anti-takeover devices;
●	the authority for the Board to issue without stockholder approval up to the number of shares of common stock authorized in the charter, that, if issued, would dilute the ownership of our stockholders;
●	the advance notice requirement for director nominations or for proposals that can be acted upon at stockholder meetings;
●	a classified and staggered board of directors, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace all or a majority of our directors;
●	the prohibition on actions by written consent of our stockholders;
●	the limitation on who may call a special meeting of stockholders;
●	the prohibition on stockholders accumulating their votes for the election of directors; and
●	the ability of stockholders to amend the bylaws only upon receiving a majority of the votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Some provisions in the charter and bylaws may deter third parties from acquiring us, which may limit the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our third party Information and Technology service providers manages the Company’s security program, which is focused on assessing, identifying, and managing cyber risk and information security threats. Our management team, including our Chief Executive Officer and Chief Financial Officer, evaluates cybersecurity on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and board of directors, described below under “Governance.”

To proactively manage cybersecurity risk in our organization, our management team has instituted a security policy that is available to all employees.

To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain both a business continuity plan and cyber incident response plan. We recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, our Information Technology providers identifies and addresses known cybersecurity risks on a continuous basis. In addition, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process. We are not aware of any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition as of the date of this Annual Report on Form 10-K.

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

ITEM 3. LEGAL PROCEEDINGS

On December 2, 2024, the Company received a notice, dated November 22, 2024, from Rosenberg Law indicating that it is submitting an application to add the Company as a defendant in Canadian litigation (Raymond Edson Marshall v. Allergan Inc., Court File Reference VLC-S-S-151970) concerning the Lap-Band gastric banding device. According to the notice, the application to add the Company as a defendant was scheduled to be heard at the Vancouver Supreme Court on January 10, 2025. As of the date of this report, the terms of the order adding ReShape as a party have not yet been finalized and entered with the court registry and ReShape has not been served with the finalized orders confirming its addition as a defendant in the matter. Based on our analysis to date, there is no legal liability that is probable or reasonably estimable and no implications on the financial statements for the year ended December 31, 2024.

The Company is not currently a party to any material litigation and the Company is not aware of any other pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The medical device industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq under the symbol “RSLS”.

Number of Stockholders

As of April 2, 2025, there were approximately 40 holders of record of our common stock.

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

Overview

We are a premier physician-led weight-loss solutions company, offering an integrated portfolio of proven products and services that manage and treat obesity and associated metabolic disease. Our primary operations are in the following geographical areas: United States, Australia and certain European and Middle Eastern countries. Our current portfolio includes the Lap-Band Adjustable Gastric Banding System, the Obalon Balloon System, and the Diabetes Bloc-Stim Neuromodulation device, a technology under development as a new treatment for type 2 diabetes mellitus. There has been no revenue recorded for the Obalon Balloon System, or the Diabetes Bloc-Stim Neuromodulation as these products are still in the development stage.

Recent Developments

January 13, 2025, the Company and Vyome, provided an update on the definitive merger agreement under which ReShape and Vyome will combine in an all-stock transaction. The combined company will focus on advancing the development of Vyome’s immune-inflammatory assets and identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market. The Company also provided an update on the asset purchase agreement with Biorad Medisys.

February 3, 2025, the Company was granted a key international patent from the State of Israel for its Diabetes Neuromodulation technology. This patent for “Simultaneous Multi-Site Vagus Nerve Modulation for Improved Glycemic Control Systems and Methods,” will provide protection until December 4, 2039. The Diabetes Neuromodulation system utilizes its proprietary vagus nerve block (vBlocTM) technology platform, combined with vagus nerve stimulation, for the treatment of Type 2 diabetes, a prominent disorder associated with obesity.

February 15, 2025, the Company entered into a Security Purchase Agreement to issue and sell 2,575,107 shares of common stock and warrants to purchase up to 2,575,107 shares of common stock at an initial price of $5.83 per share, subject to adjustments. The securities were at a price of $2.33 per unit.

On February 25, 2025, the Company entered into an exclusive distribution agreement with Liaison Medical Ltd. for the Lap-Band® 2.0 FLEX system and Tubing Kit, expanding the Company’s commercial presence into Canada. Under the terms of the agreement, Liaison Medical was granted the exclusive right to market and distribute the covered products to licensed medical professionals within the Canadian territory. The initial term of the agreement runs through December 31, 2028, with automatic one-year renewal periods thereafter unless terminated by either party with at least 90 days’ prior written notice before the end of the then-current term.

Equity Line of Credit and Secured Convertible Note

On December 19, 2024, the Company entered into a common stock purchase agreement (the “Equity Purchase Agreement”) with Ascent Partners Fund LLC (“Ascent”) pursuant to which Ascent has agreed to purchase from the Company, at its direction from time to time, in its sole discretion, from and after the effectiveness of the definitive documentation (the “Effective Date”), and until the earlier of (i) the 36-month anniversary of the Effective Date or (ii) the termination of the Equity Purchase Agreement in accordance with the terms thereof (the “Commitment Period”), shares of its common stock having a total maximum aggregate purchase price of $5,000,000 (the “Purchase Shares”), upon the terms and subject to the conditions and limitations set forth therein. See the section titled “Description of Equity Financing Transaction” below for additional information.

In a private transaction, on October 16, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Ascent. Pursuant to the SPA, the Company agreed to issue to Ascent a senior secured convertible note in the aggregate original principal amount of $833,333 (the “Note”), and also issued to Ascent 7,983 shares of common stock as “commitment shares” to Ascent. On January 14, 2025, the Company entered into an amendment to the Note with Ascent to (a) extend the maturity date to the earlier of the closing of the Company’s merger with Vyome or 90 days after the date of the amendment, (b) provide that Ascent would not be obligated to convert any part of the Note at the closing of the merger, (c) reduce the mandatory prepayment provision for funds raised by the Company in subsequent financings from 66% to 50%, and (d) require a $45,000 cash extension fee to be paid by the Company at the maturity of the Note. On February 18, 2025, the Company repaid the Note in full. See the section titled “Description of Convertible Note Transaction” below for additional information.

Pending Merger and Asset Sale

On July 8, 2024, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Vyome Therapeutics, Inc. (“Vyome”) and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”). The combined company intends to change its name to Vyome Holdings, Inc. and will focus on Vyome’s business of advancing the development of its immuno- inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market.

Simultaneously with the execution of the Merger Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom (“Ninjour”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction or waiver of the conditions specified therein, the Company will sell substantially all of its assets (excluding cash) to Ninjour (or an affiliate thereof), and Ninjour will assume substantially all of its liabilities, for a purchase price of $5.16 million in cash, subject to adjustment based on ReShape’s actual accounts receivable and accounts payable at the closing compared to such amounts as of March 31, 2024 (the “Asset Sale”). Ninjour is an affiliate of Biorad Medisys, Pvt. Ltd., which is party to a previously disclosed exclusive license agreement, dated September 19, 2023, with ReShape for ReShape’s Obalon® Gastric Balloon System.

On October 1, 2024, the Company filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which the Company anticipates will close in the second quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, the Company filed an Amendment No. 1 to that Registration Statement on Form S-4 and on January 15, 2025 the Company filed an Amendment No. 2 to that Registration Statement on Form S-4.

The Company entered into the Equity Purchase Agreement and Convertible Note transactions in order to fund its operations through the closing of the Merger and Asset Sale. The description of its business set forth above reflects its current business operations, but if the Merger and Asset Sale are completed, the Company will sell substantially all of its assets to Ninjour Health International Limited (or an affiliate thereof) and the combined company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, including the approval of its stockholders and, with respect to the Merger, the approval of the Nasdaq Stock Market, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact its future operations, financial results and stock price.

Reverse Stock Split

Effective September 23, 2024, the Company effected a 1-for-58 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). All references to shares of its common stock in this Annual Report on Form 10-K refer to the number of shares of common stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

Financial Overview

Results of Operations

The following table sets forth certain data from our operating results from the years ended December 31, 2024 and 2023, expressed as percentages of net revenue (in thousands):

	Year Ended December 31,
	2024		2023
Revenue	$8,006	100.0%	$8,678	100.0%
Cost of revenue	2,949	36.8%	3,130	36.1%
Gross profit	5,057	63.2%	5,548	63.9%
Operating expenses:
Sales and marketing	2,991	37.4%	7,548	87.0%
General and administrative	6,931	86.6%	10,324	119.0%
Research and development	1,803	22.5%	2,315	26.7%
Transaction costs	1,024	12.8%	—	—%
Impairment of long-lived assets	36	0.4%	777	9.0%
Gain on disposal of assets, net	—	—%	(33)	(0.4)%
Total operating expenses	12,785	159.7%	20,931	241.3%
Operating loss	(7,728)	(96.5)%	(15,383)	(177.4)%
Other expense (income), net:
Interest expense, net	(14)	(0.2)%	(26)	(0.3)%
Gain on changes in fair value of liability warrants	(52)	(0.6)%	(3,878)	—%
Gain on extinguishment of debt	(429)	(5.4)%	—	—%
Loss (gain) on foreign currency exchange, net	51	0.6%	(22)	(0.3)%
Other	(193)	(2.4)%	(122)	(1.4)%
Loss before income tax provision	(7,091)	(88.5)%	(11,335)	(175.4)%
Income tax expense	39	0.5%	52	0.6%
Net loss	$(7,130)	(89.1)%	$(11,387)	(131.2)%

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

The following table contains a reconciliation of GAAP net loss to non-GAAP net loss attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
GAAP net loss	$(7,130)	$(11,387)
Adjustments:
Interest income, net	(14)	(26)
Income tax expense	39	52
Depreciation and amortization	22	154
Stock-based compensation expense	184	766
Transaction costs	1,024	—
Impairment of long-lived assets	36	777
Gain on disposal of assets, net	—	(33)
Gain on changes in fair value of liability warrants	(52)	(3,878)
Gain on extinguishment of debt	(429)	—
Adjusted EBITDA	$(6,320)	$(13,575)

Comparison of Results of Operations

Revenue. The following table summarizes our net revenue by geographic location based on the location of customers for the years ended December 31, 2024 and 2023, as well as the percentage by location of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2024		2023		Change	Change
United States	$6,887	86.0%	$7,134	82.2%	$(247)	(3.5)%
Australia	392	4.9%	526	6.1%	(134)	(25.5)%
Europe	687	8.6%	956	11.0%	(269)	(28.1)%
Rest of world	40	0.5%	62	0.7%	(22)	(35.5)%
Total revenue	$8,006	100.0%	$8,678	100.0%	$(672)	(7.7)%

Revenue totaled $8.0 million for the year ended December 31, 2024, which represents a contraction of 7.7%, or $0.7 million compared to the same period in 2023. The primary reason for the decrease is due to the continued popularity of  GLP-1 pharmaceuticals within the U.S. With the introduction of Lap-Band 2.0, we did experience a slight growth in units sold of 6.5%, however the Lap-Band accessories units decreased by 26.4% within the U.S. markets. World-wide Lap-Band units decreased by 8.5% and accessories decreased 25.9%. The Company did increase the price of Lap-Band systems including accessories, which helped revenues not decrease at the same ratio as the decline in unit sales.

Cost of Revenue and Gross Profit: The following table summarizes our cost of goods sold and gross profit for the years ended December 31, 2024 and 2023, as well as percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2024		2023		Change	Change
Revenue	$8,006	100.0%	$8,678	100.0%	$(672)	(7.7)%
Cost of revenue	2,949	36.8%	3,130	36.1%	(181)	(5.8)%
Gross profit	$5,057	63.2%	$5,548	63.9%	$(491)	(8.9)%

Gross profit. Gross profit for the year ended December 31, 2024, was $5.1 million, compared to $5.5 million for the year ended December 31, 2023, a decrease of $0.5 million or 8.9%. Gross profit as a percentage of revenue for the year ended December 31, 2024, was 63.2% compared to 63.9% for the same period in 2023. The slight reduction in gross profit margin is primarily due to the write off of certain inventories, offset by the Company allocating resources to increase efficiencies and a slight raise in product pricing.

Operating Expenses: The following table summarizes our operating expenses for the years ended December 31, 2024 and 2023, as well as the percentage of total revenue, and the amount of changes and percentage of change (dollars in thousands):

	Year Ended December 31,				Amount	Percentage
	2024		2023		Change	Change
Sales and marketing	$2,991	37.4%	$7,548	87.0%	$(4,557)	(60.4)%
General and administrative	6,931	86.6%	10,324	119.0%	(3,393)	(32.9)%
Research and development	1,803	22.5%	2,315	26.7%	(512)	(22.1)%
Transaction costs	1,024	12.8%	—	—%	1,024	100.0%
Impairment of long-lived assets	36	0.4%	777	9.0%	(741)	(95.4)%
Gain on disposal of assets, net	—	—%	(33)	(0.4)%	33	(100.0)%
Total operating expenses	$12,785	159.7%	$20,931	241.3%	$(8,146)	(38.9)%

Sales and Marketing Expense. Sales and marketing expenses for the year ended December 31, 2024, decreased by $4.6 million, or 60.4%, to approximately $3.0 million, compared to $7.5 million for the same period in 2023. The decrease is primarily due to a decrease of $2.2 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has continued to scale down its marketing efforts to a targeted digital marketing campaign. We also had reductions in payroll expenditures, including commissions, travel and stock-based compensation of $2.2 million, due to reductions in workforce during the year due to declining revenues.

General and Administrative Expense. General and administrative expenses for the year ended December 31, 2024, decreased by approximately $3.4 million, or 32.9%, to approximately $6.9 million, compared to $10.3 million for the same period in 2023. This decrease was primarily driven by a $1.8 million reduction in general legal, audit, and other professional fees, as the Company reduced its reliance on consultants and professional services to conserve cash. In addition, payroll-related expenses, including stock-based compensation, decreased by $1.3 million due to changes in personnel and workforce reductions during the year. The Company also recorded a $0.2 million decrease in rent and insurance expense as a result of the lease expiration of its former Carlsbad, CA location in mid-2023. Lastly, there was a $0.2 million reduction in bad debt expense and other miscellaneous items.

Research and Development Expense. Research and development expenses for the year ended December 31, 2024, decreased by $0.5 million, or 22.1%, to $1.8 million, compared to $2.3 million for the same period in 2023. The decrease is primarily due to a decrease of $0.3 million in consulting and clinical trials, as the Company halted clinical trials during 2023 and reduced the use of consultants once Lap-Band 2.0 was released early 2024. We also had reductions in payroll expenditures, including stock-based compensation of $0.2 million, due to reductions in workforce during the year.

Transaction Costs. Transaction costs for the year ended December 31, 2024, were $1.0 million. These expenses primarily consisted of $0.7 million in legal fees and $0.2 million in audit-related fees incurred in connection with the Company’s pending merger and asset sale.

Impairment of Long-Lived Assets. During the year ended December 31, 2024, the Company recognized an impairment charge of $36 thousand related to its ROU asset, as the present value of the expected cash flows from the sublease of its facility in Irvine was lower than the carrying value. During the year ended December 31, 2023, the Company recorded an impairment of approximately $0.8 million, consisting of fixed assets and intangible assets due to the overall decline in value of the Company.

Gain loss on disposal of assets, net. During 2023, the Company had a gain of approximately $33 thousand related to the sale of fully depreciated assets.

Gain on changes in fair value of liability warrants. Gain on changes in fair value of liability warrants of $52 thousand for the year ended December 31, 2024, and $3.9 million for the year ended December 31, 2023, respectively, are related to warrants issued in a public offering on Feb 8, 2023.

Gain on Extinguishment of Debt. Gain on extinguishment of debt for the year ended December 31, 2024 of $0.4 million is primarily related to the write-off of payables aged beyond the statute of limitation.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. During the years ended December 31, 2024 and 2023, we received proceeds of $0.7 million and $17.6 million, respectively, from convertible notes payable, securities sales and exercises of warrants. As of December 31, 2024, we had $0.7 million of cash and cash equivalents, and $100 thousand of restricted cash.

The following table summarizes our change in cash and cash equivalents (in thousands):

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(4,427)	$(16,960)
Net cash used in investing activates	—	(10)
Net cash provided by financing activities	677	17,574
Effect of exchange rate changes	(16)	—
Net change in cash and cash equivalents and restricted cash	$(3,766)	$604

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.4 million and $17.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.

For the year ended December 31, 2024, net cash used in operating activities was primarily the result of our net loss of $7.1 million, partially offset by non-cash adjustments for stock-based compensation expense of $0.2 million and inventory reserve of $0.4 million and $0.1 million of amortization of deferred interest. This was offset by a negative cash impact of $0.4 million related to old accounts payable that have passed their statute of limitations and $0.1 million of gains related to the warrants classified as liabilities. We show a positive cash impact on accounts payable of $0.8 million, inventory of approximately $0.9 million and accounts receivable of $0.6 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for both the years ended December 31, 2024 and 2023, was insignificant as the Company was focused on preserving cash.

Net Cash Provided by Financing

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2024, primarily related to net proceeds from the issuance of convertible notes payable.

Net cash provided by financing activities was $17.6 million for the year ended December 31, 2023, as the Company completed multiple public offerings with proceeds of approximately $13.5 million and $4.1 million of warrants exercised during 2023.

Operating Capital and Capital Expenditure Requirements

The Company’s anticipated operations include plans to (i) merge with Vyome Therapeutics, Inc and sell certain assets to Biorad, which will continue the operations, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) expand sales in the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities.

In February 2025, the Company raised $4.5 million after costs in a public offering of common shares and stock warrants. These funds will be used for operations and additional transaction costs. At the current burn rate, management expects to run out of cash during the fourth quarter of 2025. However, based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

We recognize revenue when we satisfy a performance obligation by transferring control of the promised goods or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product sales consist of a single performance obligation, which we satisfy at a point in time. We recognize product revenue when the following conditions are met: (a) physical possession of the products has been transferred, (b) we have a present right to payment, (c) the customer has obtained legal title to the products, and (d) the customer assumes significant risks and rewards of ownership.

For our Lap-Band product, these criteria are typically met upon shipment, including sales to distributors who take title and assume all ownership risks at the time of shipment. Distributors are required to pay within specified terms regardless of when, or if, they sell the products.

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis and are therefore excluded from revenue. Amounts billed to customers related to shipping and handling are included in revenue. Corresponding shipping and handling costs related to revenue-producing activities are included in cost of sales.

Variable Consideration

We record revenue in an amount that reflects the transaction price we expect to receive after transferring control of the goods. Customers and distributors of the Lap-Band product generally have the right to return or exchange products within thirty days of shipment, subject to a 10% restocking fee. Any such returns or exchanges are recorded as reductions of revenue in the period incurred.

Certain Lap-Band customers may also be eligible for volume rebates or discounts. These discounts are treated as reductions in the sales price—and therefore revenue—at the point of sale. We estimate and reserve for any volume rebates as a reduction in revenue.

Warranty

We generally provide warranties against defects in materials and workmanship, offering replacements at no charge to customers who notify us within 30 days of delivery and return the products in accordance with our instructions. These warranties are considered assurance-type and are not accounted for as separate performance obligations. We establish warranty reserves based on specific assessments of claims related to product defects.

For our vBloc product line, we provided a five-year warranty on all implantable components. vBloc sales began in 2015 and ended in 2018, with the final warranty period concluding in 2023.

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

To the Board of Directors and Stockholders
ReShape Lifesciences Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ReShape Lifesciences Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows. The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters, which include a merger and asset sale, are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2024.

Irvine, California

April 4, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ReShape Lifesciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ReShape Lifesciences Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statement of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying 2023 financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 3 to the 2023 financial statements, the Company had suffered recurring losses from operations and negative cash flows. The Company was not generating revenue sufficient to offset operating costs and anticipated such shortfalls to continue. This raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 3 to the 2023 financial statements. The 2023 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s auditor from 2022 to 2024.

/s/ RSM US LLP

Irvine, California

April 1, 2024, except for the effect of the reverse stock split described in Note 2, as to which the date is October 1, 2024.

RESHAPE LIFESCIENCES INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$693	$4,459
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $918 and $804 respectively)	987	1,659
Inventory	2,460	3,741
Prepaid expenses and other current assets	348	337
Total current assets	4,588	10,296
Property and equipment, net	38	60
Operating lease right-of-use assets	116	250
Deferred tax asset, net	22	28
Other assets	29	29
Total assets	$4,793	$10,663
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,208	$1,689
Accrued and other liabilities	1,688	1,814
Warranty liability, current	163	163
Debt, current portion	811	—
Operating lease liabilities, current	115	111
Total current liabilities	4,985	3,777
Operating lease liabilities, noncurrent	41	151
Common stock warrant liability	20	72
Total liabilities	5,046	4,000
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2024 and December 31, 2023; 729,980 and 404,437 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	642,555	642,325
Accumulated deficit	(642,704)	(635,574)
Accumulated other comprehensive loss	(104)	(88)
Total stockholders’ equity (deficit)	(253)	6,663
Total liabilities and stockholders’ equity (deficit)	$4,793	$10,663

See accompanying notes to consolidated financial statements and reports of independent registered public accounting firms.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$8,006	$8,678
Cost of revenue	2,949	3,130
Gross profit	5,057	5,548
Operating expenses:
Sales and marketing	2,991	7,548
General and administrative	6,931	10,324
Research and development	1,803	2,315
Transaction costs	1,024	—
Impairment of long-lived assets	36	777
Gain on disposal of assets, net	—	(33)
Total operating expenses	12,785	20,931
Operating loss	(7,728)	(15,383)
Other expense (income), net:
Interest income, net	(14)	(26)
Gain on changes in fair value of liability warrants	(52)	(3,878)
Gain on extinguishment of debt	(429)	—
Loss (gain) on foreign currency exchange, net	51	(22)
Other	(193)	(122)
Loss before income tax provision	(7,091)	(11,335)
Income tax expense	39	52
Net loss	$(7,130)	$(11,387)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(13.83)	$(110.87)
Shares used to compute basic and diluted net loss per share	515,566	102,707

See accompanying notes to consolidated financial statements and reports of independent registered public accounting firms.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(7,130)	$(11,387)
Foreign currency translation adjustments	(16)	—
Other comprehensive income, net of tax	(16)	—
Comprehensive loss	$(7,146)	$(11,387)

See accompanying notes to consolidated financial statements and reports of independent registered public accounting firms.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Year Ended December 31, 2023
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2022	95,388	$—	8,955	$—	$627,936	$(624,187)	$(88)	$3,661
Net loss	—	—	—	—	—	(11,387)	—	(11,387)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to reverse stock split	—	—	318	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	766	—	—	766
Common stock purchased	—	—	55,973	—	10,140	—	—	10,140
Equity issuance costs	—	—	—	—	(653)	—	—	(653)
Issuance of stock from RSUs	—	—	44	—	—	—	—	—
Institutional exercise of warrants	—	—	339,147	—	4,136	—	—	4,136
Balance December 31, 2023	95,388	$—	404,437	$—	$642,325	$(635,574)	$(88)	$6,663

	Year Ended December 31, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance December 31, 2023	95,388	$—	404,437	$—	$642,325	$(635,574)	$(88)	$6,663
Net loss	—	—	—	—	—	(7,130)	—	(7,130)
Other comprehensive income, net of tax	—	—	—	—	—	—	(16)	(16)
Issuance of common stock pursuant to reverse stock split	—	—	198,014	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	184	—	—	184
Issuance of stock from RSUs	—	—	5	—	—	—	—	—
Issuance of common stock pursuant to SPA	—	—	25,283	—	22	—	—	22
Institutional exercise of warrants	—	—	102,241	—	24	—	—	24
Balance December 31, 2024	95,388	$—	729,980	$—	$642,555	$(642,704)	$(104)	$(253)

See accompanying notes to consolidated financial statements and reports of independent registered public accounting firms.

RESHAPE LIFESCIENCES INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,130)	$(11,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	22	121
Amortization of intangible assets	—	33
Impairment of long-lived assets	36	777
Gain on extinguishment of debt, net	(429)	—
Gain on disposal of assets, net	—	(33)
Stock-based compensation	184	766
Bad debt expense	114	395
Provision for inventory excess and obsolescence	359	335
Deferred income tax	6	28
Amortization of deferred interest	103	—
Gain on changes in fair value of liability warrants	(52)	(3,878)
Deferred offering costs	(21)	—
Other noncash items	(7)	17
Change in operating assets and liabilities:
Accounts and other receivables	560	125
Inventory	922	(465)
Prepaid expenses and other current assets	(11)	(172)
Accounts payable and accrued liabilities	820	(3,457)
Debt	97	—
Warranty liability	—	(182)
Other	—	17
Net cash used in operating activities	(4,427)	(16,960)
Cash flows from investing activities:
Capital expenditures	—	(43)
Proceeds from sale of capital assets	—	33
Cash used in investing activities:	—	(10)
Cash flows from financing activities:
Proceeds from sale and issuance of securities, net	—	13,438
Proceeds from issuance of convertible notes payable, net	653	—
Proceeds from warrants exercised	24	4,136
Net cash provided by financing activities	677	17,574
Effect of currency exchange rate changes on cash and cash equivalents	(16)	—
Net change in cash, cash equivalents and restricted cash	(3,766)	604
Cash, cash equivalents and restricted cash at beginning of year	4,559	3,955
Cash, cash equivalents and restricted cash at end of year	$793	$4,559
Supplemental disclosure:
Cash paid for income taxes	$12	$10

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

The Company is headquartered in Irvine, California. The Company is a developer of minimally invasive medical devices that advance bariatric surgery to treat obesity and metabolic diseases. The Company’s current portfolio consists of the Lap-Band® Adjustable Gastric Banding System, the Obalon Balloon System, the first and only swallowable gas filled balloon system, and the Diabetes Bloc-Stim Neuromodulation, a technology under development as a new treatment for type 2 diabetes mellitus. The Company sells the Lap-Band worldwide and is managed in the following geographical regions: United States, Australia, Europe and the rest of world. Refer to Note 15 for additional information about our operating segments.

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

Pending Merger and Asset Sale

On July 8, 2024, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Vyome Therapeutics, Inc. (“Vyome”) and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”). The combined company intends to change its name to Vyome Holdings, Inc. and will focus on Vyome’s business of advancing the development of its immuno- inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market.

Simultaneously with the execution of the Merger Agreement, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom (“Ninjour”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction or waiver of the conditions specified therein, we will sell substantially all of our assets (excluding cash) to Ninjour (or an affiliate thereof), and Ninjour will assume substantially all of our liabilities, for a purchase price of $5.16 million in cash, subject to adjustment based on ReShape’s actual accounts receivable and accounts payable at the closing compared to such amounts as of March 31, 2024 (the “Asset Sale”). Ninjour is an affiliate of Biorad Medisys, Pvt. Ltd., which is party to a previously disclosed exclusive license agreement, dated September 19, 2023, with ReShape for ReShape’s Obalon® Gastric Balloon System.

On October 1, 2024, we filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which we anticipate will close in the second quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, we filed an Amendment No. 1 to that Registration Statement on Form S-4 and on January 15, 2025 we filed an Amendment No. 2 to that Registration Statement on Form S-4.

We entered into the Equity Purchase Agreement and Convertible Note transactions in order to fund our operations through the closing of the Merger and Asset Sale. The description of our business set forth above reflects our current business operations, but if the Merger and Asset Sale are completed, we will sell substantially all of our assets to Ninjour Health International Limited (or an affiliate thereof) and the combined company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, including the approval of our stockholders and, with respect to the Merger, the approval of the Nasdaq Stock Market, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact our future operations, financial results and stock price.

We incurred transaction costs of $1.0 million during the year ended December 31, 2024 related to legal and audit fees associated with the pending merger and asset sale.

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

Restricted Cash

Restricted cash represents $100 thousand at both December 31, 2024 and 2023, related to a collateral money market account maintained by the Company as collateral in connection with corporate credit cards with Silicon Valley Bank.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$693	$4,459
Restricted cash	100	100
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$793	$4,559

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

Inventory

The Company accounts for inventory at the lower of cost or net realizable value, where net realizable value is based on market prices less costs to sell. The Company establishes inventory reserves for obsolescence based upon specific identification of expired or unusable units with a corresponding provision included in cost of revenue. The allowance for excess and slow-moving inventory was $1.0 million at both December 31, 2024 and 2023.

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

Other Long-Lived Assets

Indefinite-lived intangible assets relate to in-process research and development ("IPR&D") acquired in business combinations. The estimated fair values of IPR&D projects acquired in a business combination which have not reached technological feasibility are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the projects. In accordance with guidance within FASB ASC 350 “Intangibles - Goodwill and Other,” identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.

Finite-lived intangible assets primarily consist of developed technology and trademarks/tradenames and were being amortized on a straight-line basis over their estimated useful lives. During 2023, the Company fully impaired the finite-lived intangible assets, see Note 6 for further details.

We evaluate long-lived assets, including finite-lived intangible assets, for impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or estimates of future discounted cash flows. The Company recorded an impairment to developed technology and IPR&D intangible assets for the year ended December 31, 2023, for further details see Note 6.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.7 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company applies Accounting Standards Codification (“ASC”) 718 Compensation — Stock Compensation and accordingly records compensation expense for stock options over the vesting or service period using the fair value on the date of grant, as calculated by the Company using the Black-Scholes model. The Company’s stock-based compensation plans are more fully described in Note 13.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For purposes of basic and diluted per share computations, loss from continuing operations and net loss are reduced by the down round adjustments for convertible preferred stock and warrants.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	December 31,
	2024	2023
Stock options	146	216
Unvested restricted stock units	8	25
Convertible preferred stock	10	10
Warrants	81,383	268,937

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

Substantially all of the Company’s revenue is denominated in U.S. dollars. Only a small portion of revenue and expenses are denominated in foreign currencies, principally the Australian dollar and Euro for 2024 and 2023. The Company has not entered into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and certain accrued and other liabilities approximate fair value due to their short-term maturities. Refer to Note 6 regarding the impairment of developed technology and IPR&D and Note 10 regarding fair value measurements and inputs of warrants.

Recent Accounting Pronouncements

New accounting standards adopted by the Company in 2024 are discussed below or in the related notes, where appropriate.

The Company adopted Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, in the fourth quarter of 2024. The amendments in this update require public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and which are included within each reported measure of segment profit or loss as well as disclosure of other segment items and a description of their composition. The amendments also require public entities to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The adoption of this guidance resulted in incremental disclosures in the Company’s consolidated financial statements. Refer to Note 15 for additional information.

New accounting standards not yet adopted are discussed below:

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires annual and interim disclosure of disaggregated disclosures of certain costs and expenses on the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Amendments are applied on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of this guidance.

(3)	Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue, primarily due to the introduction of GLP-1 pharmaceuticals, which has taken a significant market share of the medical treatments for obesity. As of December 31, 2024, the Company had net a working capital deficit of approximately $0.1 million. The Company’s principal source of liquidity as of December 31, 2024, consisted of approximately $0.7 million of cash and cash equivalents, and $1.0 million of accounts receivable. The Company raised $0.8 million in October 2024 in a convertible debt agreement with an institutional investor. In February 2025, the Company entered into a Security Purchase Agreement to issue and sell 2,575,107 shares of common stock and warrants to purchase up to 2,575,107 shares of common stock at an initial price of $5.83 per share, subject to adjustments. The securities were at a price of $2.33 per unit. The Company received $4.5 million for this offering after deducting underwriting expenses, commissions and offering expenses. Based on the Company’s available cash resources, it may not have sufficient cash on hand to fund its current operations for more than 12 months from the date of filing this Form 10-K. This condition raises substantial doubt about its ability to continue as a going concern.

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

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $642.7 million. The Company also expects to incur a net loss and negative cash flows from operations for 2025.

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

Supply Chain Disruptions Risk and Uncertainties

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw materials, lead times, and freight carrier availability.

We continuously monitor domestic and global economic conditions, introduction of alternative procedures, and pharmaceuticals and weight loss trends that may impact our business. With this information, we develop new models and approaches to achieve the best outcomes.

(4)	Supplemental Balance Sheet Information

Inventory

	December 31,	December 31,
	2024	2023
Raw materials	$753	$1,020
Sub-assemblies	1,024	1,379
Finished goods	683	1,342
Total inventory	$2,460	$3,741

Prepaid expenses and other current assets:

	December 31,	December 31,
	2024	2023
Prepaid insurance	$281	$110
Patents	14	13
Prepaid advertising and marketing	12	41
Taxes	41	47
Other current assets	—	126
Total prepaid expenses and other current assets	$348	$337

Accrued and other liabilities:

	December 31,	December 31,
	2024	2023
Payroll and benefits	$694	$701
Accrued legal settlements	—	200
Customer deposits	720	639
Taxes	30	61
Accrued professional	200	155
Other liabilities	44	58
Total accrued and other liabilities	$1,688	$1,814

(5)	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2024	2023
Machinery and equipment	$61	$61
Furniture and equipment	5	5
Computer hardware and software	78	78
Tooling and molds	6	6
	150	150
Less accumulated depreciation and amortization	(112)	(90)
Property and equipment, net	$38	$60

Depreciation expense for the years ended December 31, 2024 and 2023, was approximately $22 thousand and $121 thousand, respectively.

During the year ended December 31, 2024, the Company recognized an impairment charge of $36 thousand related to its ROU asset, as the present value of the expected cash flows from the sublease of its facility in Irvine was lower than the carrying value. During the year ended December 31, 2023, the Company impaired approximately $0.8 million, consisting of fixed assets and intangible assets due to the overall decline in value of the Company.

(6)	Intangible Assets

During the year ended December 31, 2023, the Company determined the carrying value of the developed technology and trademarks/tradenames had been impaired due to the financial condition of the Company and recognized a non-cash impairment charge of $0.2 million, which fully impaired the intangible assets.

Amortization expense for the year ended December 31, 2023 was approximately $33 thousand.

The Company had impaired all of its remaining intangible assets during 2023, therefore there was no amortization expense for the year ended December 31, 2024, and there is no future projection of amortization expense at December 31, 2024.

(7)	Leases

The Company had a noncancelable operating lease for office and warehouse space in San Clemente, California, which expired June 30, 2023. The Company also had an operating lease and warehouse space in Carlsbad, California, which expired June 30, 2022. On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated our principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine, California lease has a term of 36 months commencing on May 1, 2023.

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

Operating lease costs for the years ended December 31, 2024 and 2023, were $0.3 million and $0.3 million, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	December 31,	December 31,
Balance Sheet information	2024	2023
Operating lease ROU assets	$116	$250

Operating lease liabilities, current portion	$115	$111
Operating lease liabilities, long-term portion	41	151
Total operating lease liabilities	$156	$262

Cash flow information for the twelve months ended December 31,	2024	2023
Cash paid for amounts included in the measurement of operating leases liabilities	$111	$228

Maturities of operating lease liabilities at December 31, 2024 were as follows:

2025	115
2026	59
Total lease payments	174
Less: imputed interest	18
Total lease liabilities	$156

Weighted-average remaining lease term at end of period (in years)	1.4
Weighted-average discount rate at end of period	6.9%

(8)	Equity

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

The Company had the following equity transactions during the years ended December 31, 2024 and 2023:

November 2023 Exercise of Warrants for Common Stock

On November 21, 2023, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise certain outstanding warrants to purchase up to an aggregate of 92,802 shares of the Company’s common stock (the “Existing Warrants”). In consideration for the immediate exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 185,604 shares (equal to 200% of the shares of common stock issued in connection with the Exercise) of the Company’s common stock (the “New Warrants”) in a private placement. In connection with the Exercise, the Company also agreed to reduce the exercise price of the Existing Warrants from $14.52 to $13.34 and to reduce the exercise price of the remaining unexercised warrants from either $19.14 or $14.52 to $13.34 per share, which is equal to the most recent closing price of the Company’s common stock on The Nasdaq Capital Market prior to the execution of the warrant exercise agreement.

The New Warrants will become exercisable six months after issuance at an exercise price of $13.34 per share and have a term of exercise equal to five and one-half years. The Existing Warrants and the New Warrants each include a beneficial ownership limitation that prevents the investor from owning more than 9.99%, with respect to the Existing Warrants, and 4.99%, with respect to the New Warrants, of the Company’s outstanding common stock at any time.

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

October 2023 Securities Offering

On October 3, 2023, the Company completed a Securities Purchase Agreement with certain investors pursuant to which the Company agreed to issue and sell to the investors (i) 30,518 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) warrants to purchase up to 235,345 shares of Common Stock at an initial exercise price of $19.14 per share (the “Common Warrants”) and (iii) pre-funded warrants to purchase 126,380 shares of Common Stock at an exercise price of $0.001 per share. The securities were sold as part of units at a price of $19.14 per unit or, with respect to the units including pre-funded warrants, $19.08 per unit. In connection with the offering, the Company also agreed that certain existing warrants to purchase up to an aggregate of 16,644 shares of Common Stock at an exercise price of $178.06 per share and warrants to purchase up to an aggregate of 6,595 shares of Common Stock at an exercise price of $464.00 per share that were previously issued to one of the investors, were amended effective upon the closing of the Offering so that the amended warrants have an exercise price of $19.14 per share. The net proceeds from the offering were approximately $2.8 million, after deducting the placement agent fees and before deducting offering expenses.

April 2023 Securities Offering

On April 20, 2023, the Company entered into a Securities Purchase Agreement with a certain institutional investor, pursuant to which the Company agreed to issue and sell to the Investor in a registered direct offering (i) 5,025 shares of the Company’s common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase an aggregate of 8,782 shares of Common Stock. Each share of common stock was sold at a price of $178.06 per share and each Pre-funded Warrant was sold at an offering price of $178.00 per share underlying such Pre-funded Warrants, for aggregate gross proceeds of approximately $2.5 million before deducting the placement agent’s fees and the offering expenses. The Company has been using the net proceeds of this offering to continue implementation of its growth strategies, for working capital and general corporate purposes. In addition, under the Purchase Agreement, the Company also agreed to issue and sell to the Investor in a concurrent private placement warrants to purchase an aggregate of 13,806 shares of common stock.

In connection with such offering, the Company also agreed that certain existing warrants to purchase up to an aggregate of 2,839 shares of Common Stock that were issued to the Investor, at an exercise price of $870.00 per share, were amended effective upon the closing of the Offering so that the amended warrants have an exercise price of $178.06. The Company’s exclusive placement agent in connection with the Offering, Maxim Group LLC, received a cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in Offering, as well as reimbursement for certain expenses, and warrants to purchase up to 691 shares of Common Stock, which is equal to 5.0% of the aggregate amount of shares of Common Stock issued in the Offering, at an exercise price of $196.04 per share.

February 2023 Public Offering of Common Stock and Warrants

On February 8, 2023, the Company closed a public offering of 21,983 units, with each consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, and one warrant to purchase one and one-half shares of its common stock. Each unit was sold at public offering price of $464.00. The warrants in the units are immediately exercisable at a price of $464.00 per share and expire five years from the date of issuance. Alternatively, each warrant can be exercised pursuant to the “alternative cashless exercise” provision, to which the holders would receive an aggregate number of shares of common stock equal the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise and (y) 0.50. For purposes of clarity, one common warrant to purchase one and one-half shares would be exercisable for 0.75 shares under this alternative cashless exercise provision. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and immediately separable upon issuance. As of December 31, 2024, warrants to purchase 28,869 shares of common stock have been exercised under the alternative cashless exercise for a total of 14,402 shares of common stock.

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

Common Stock Issued Related to Stock Awards and Options

Restricted Stock Units

The Company issued restricted stock units (“RSUs”) to certain members of the management and Board of Directors. During the year ended December 31, 2023, the Company issued 44 shares of common stock subject to the vesting of the awards. No awards were issued during the year ended December 31, 2024.

Exercise of Stock Options

There were no exercises of stock options during the years ended December 31, 2024 and 2023.

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

(9)	Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity and debt financings. Warrant activity was as follows:

	Shares
Balance December 31, 2022	3,336
Issued	619,185	(1)
Exercised	(353,581)	(2)
Cancelled	(3)
Balance December 31, 2023	268,937
Issued	—
Exercised	(187,415)	(3)
Cancelled	(139)
Balance December 31, 2024	81,383
(1)	Warrants issued in 2023 includes: 472,672 common stock purchase warrants, of which 37,921 are classifies as liability warrants, 136,713 pre-funded warrants, and 9,800 representative’s warrants.
(2)	Warrants exercised in 2023 includes: 188,000 common stock purchase warrants at an exercise price range of $19.14 per share and $13.34 per share, 28,869 common stock purchase warrants (liability warrants) exercised with the alternative cashless option, 136,712 pre-funded warrants at an exercise price range of $0.06 and $0.01 per share.
(3)	Warrants exercised in 2024 includes: 1,811 common stock purchase warrants and 185,604 common stock purchase warrants (liability warrants) exercised with the alternative cash less option.

Warrant Assumptions – 2023 Warrants Issued

The following table provides the assumptions used to calculate the fair value of the new warrants issued during 2023, using a Black-Scholes model:

	Warrants	Strike Price	Volatility	Expected Term	Risk Free Rate
Pre-funded warrants - February 2023	1,552	$0.01	96.5%	5.0	3.78%
Representative's warrants - February 2023	1,265	$510.40	96.5%	5.0	3.79%
Common stock warrants - April 2023	13,806	$178.06	88.4%	5.5	3.56%
Pre-funded warrants - April 2023	8,782	$0.01	88.4%	5.5	3.56%
Representative's warrants - April 2023	691	$196.04	96.3%	5.0	3.57%
Common stock warrants - October 2023	235,345	$19.14	89.1%	5.0	4.74%
Pre-funded warrants - October 2023	126,380	$0.06	89.1%	5.0	4.74%
Representative's warrants - October 2023	7,845	$21.05	89.2%	5.0	4.74%

The following table provides the assumptions used to calculate the fair value of the new warrants issued during 2023, using a Monte Carlo model:

	Warrants	Strike Price	Volatility	Expected Term	Risk Free Rate
Common stock warrants - November 2023	185,604	$13.34	86.9%	5.5	4.40%

The following table provides the assumptions used in the bifurcated Black-Scholes option pricing model for the common stock purchase warrants classified as a liability:

	Cash Exercise	Cashless Exercise
Stock Price	$342.49	$342.49
Exercise Price	$928.00	$0.00
Term (years)	5.00	5.00
Volatility	96.50%	96.50%
Risk Free Rate	3.784%	3.784%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of the liability warrants:

Common Stock
Purchase Warrants
Fair value as of February 8, 2023 (issuance date)	$10,363
Fair value of liability warrants in excess of proceeds, at issuance	(164)
Exercises of liability warrants	(6,249)
Gain on changes in fair value of liability warrants	(3,878)
Fair value as of December 31, 2023	$72
Gain on changes in fair value of liability warrants	(52)
Fair value as of December 31, 2024	$20

(10) Debt

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

 The Company is the issuer of the Note, and its respective subsidiaries will guaranty the obligations under the Note pursuant to a Guaranty, dated October 16, 2024 (the “Guaranty”). The Note will be fully secured by collateral of the Company and its subsidiaries. The security interest in favor of the Investor, as collateral agent, will cover substantially all assets of the Company including, without limitation, the intellectual property, trademark, and patent rights of the Company. The parties entered into a Security Agreement (the “Security Agreement”) and certain intellectual property security agreements granting such security interest in favor of the Investor.

 In connection with the SPA, the Company issued to the Investor the Note on October 16, 2024, which bears an interest rate of 10% per annum and is due and payable on the earlier of (i) January 16, 2025 and (ii) the date of consummation or termination of the Company’s previously announced merger with Vyome Therapeutics, Inc. The initial conversion price of the Note is $5.22 per share of Common Stock. The Note may not be converted by the Investor into shares of Common Stock if such conversion would result in the Investor and its affiliates owning in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of all shares issuable upon conversion of the Note. The Note provides for certain events of default that are typical for a transaction of this type, including, among other things, any breach of the representations or warranties made by the Company or its subsidiaries. In connection with any event of default that results in the acceleration of payment of the Note and while it is continuing, the interest rate on the Note shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law. On February 18, 2025, the Company repaid the Note in full.

(11)	Revenue Disaggregation

The following table presents the Company’s revenue disaggregated by geography:

	Year Ended
	December 31,
	2024	2023
United States	$6,887	$7,134
Australia	392	526
Europe	687	956
Rest of world	40	62
Total revenue	$8,006	$8,678

(12)	Stock-based Compensation

The ReShape Lifesciences Inc. 2022 Equity Incentive Plan (the “Plan”) became effective December 14, 2022, and provides for the grant of stock options or other stock-based awards to employees, officers, non-employee directors and outside consultants of the Company. The maximum number of shares of common stock that will be available for issuance under this Plan was originally 1,810 shares; provided however, that the aggregate number of shares that may be issued under all awards under the Plan will automatically increase on an annual basis on the first day of each year beginning in 2024 such that the aggregate number of shares that may be issued under all awards under this Plan equals 15% of the total number of shares of Common Stock, on a converted basis, on the last day of the immediately preceding fiscal year. Under the 2003 Stock Incentive Plan, as amended in 2018 (the “Prior Plan”), as of December 31, 2024, there were 1,764 shares available.

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

Stock Options

A summary of the status of the Company’s stock options are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2022	370	$18,076		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(107)	8,662
Outstanding at December 31, 2023	263	21,910		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	(117)	7,918
Outstanding at December 31, 2024	146	33,053	6.3	$—
Exercisable at December 31, 2024	136	35,369	6.3	—
Vested and expected to vest at December 31, 2024	158	33,053	6.3	—

As of December 31, 2024, stock options under the Plan that were outstanding, exercisable and vested, and expected to vest, had no intrinsic value. The unrecognized share-based expense at December 31, 2024 was $0.1 million and will be recognized over a weighted average period of 0.8 years.

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

The Company did not issue any stock options during the years ended December 31, 2024 and 2023, respectively.

Restricted Stock Units

A summary of the status of the Company’s unvested RSUs are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested RSUs at December 31, 2022	79	$10,100.70
Granted	—	—
Vested (1)	(54)	(11,298.98)
Cancelled/Forfeited	—	—
Non-vested RSUs at December 31, 2023	25	7,505.04
Granted	—	—
Vested (1)	(17)	(9,333.94)
Cancelled/Forfeited	—	—
Non-vested RSUs at December 31, 2024	8	3,847.14
(1)	At December 31, 2024 and 2023, there were 2 and 2 shares of common stock, respectively, related to RSU awards that have vested and the shares were not released to the participants subsequently. Additionally, during the year ended December 31, 2023, due to a decline in our stock price 8 shares of common stock were not issued in order to cover employee taxes.

The fair value of each RSU is the closing price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to RSUs at December 31, 2024 was $18 thousand and is expected to be recognized over a period of 0.7 years.

Compensation expense related to stock options was recognized as follows:

	Year Ended
	December 31,
	2024	2023
Sales and marketing	$23	$107
General and administrative	85	450
Research and development	76	209
Total stock-based compensation expense	$184	$766

(13)	Income Taxes

Income tax expense consists of the following:

	Year ended December 31,
	2024	2023
Deferred:
Federal	$—	$—
State	—	—
Foreign	6	28
Deferred income tax expense	6	28
Current:
Federal	—	—
State	20	7
Foreign	13	17
Total income tax expense, net	$39	$52

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2024	2023
Income tax benefit at U.S. federal statutory rate	21.0%	21.0%
State income tax benefit, net of federal benefit	6.3%	5.9%
Stock warrant valuation	0.2%	9.7%
Stock based compensation	(0.8)%	—%
Other permanent differences	—%	(2.2)%
Change in state tax rate	0.9%	4.3%
Foreign rate differential	—%	2.7%
Net operating loss true up	16.4%	(6.3)%
Other adjustments	(1.0)%	(0.8)%
Change in valuation allowance	(43.6)%	(34.8)%
Effective income tax rate	(0.6)%	(0.5)%

A reconciliation of the beginning and ending amount of uncertain tax positions are as follows:

	2024	2023
Uncertain gross tax positions, January 1	$1,052	$1,052
Current year tax positions	—	—
Increase in prior year tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Uncertain gross tax positions, December 31	$1,052	$1,052

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Start-up costs	$556	$1,096
Capitalized research and development costs	92	170
Reserves and accruals	793	751
Property and equipment	38	56
Intangible assets	3,998	4,420
Research and development credit	2,492	2,492
Lease liability	43	70
Net operating loss carryforwards	71,901	67,930
State and local taxes	2	2
Total gross deferred tax assets	79,915	76,987
Valuation allowance	(79,858)	(76,895)
Deferred tax assets, net of valuation allowance	57	92
Operating lease right-of-use assets	(35)	(64)
Total gross deferred tax liabilities	(35)	(64)
Deferred income taxes, net	$22	$28

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses and projections of losses in future periods, the Company provided a valuation allowance at December 31, 2024 and 2023, respectively. The remaining net deferred tax asset at December 31, 2024 is the remaining balance of the Netherlands net operating loss. A valuation allowance is not applicable to this entity, as they historically produce income and utilize their net operating loss carryforward. In 2022, the indefinite-lived intangible asset became fully impaired. The Company has a policy that NOL’s are shown gross with valuation allowances with respect to IRC 382 limitations.

As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of $227.2 million and $218.9 million, respectively. All losses have been generated beginning in 2018 and will carryover indefinitely. The Company had state net operating loss carryforwards of $380.1 million and $348.7 million at December 31, 2024 and 2023, respectively and had foreign net operating loss carryforwards of $0.4 million and $0.2 million at December 31, 2024 and 2023, respectively. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2016. There are no tax examinations currently in progress.

The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets at December 31, 2024, the net effect of any further limitation will have no impact on results of operations.

The Company completed an IRC 382 analysis for the year ended December 31, 2024. The Company experienced an ownership change during 2023 that resulted in further limitations on the utilization of its net operating losses, and will expire unused. The Company reflected the estimated impact of the 2023 ownership change in the deferred tax table and gross net operating loss carryforwards within this footnote. The Company does not believe it experienced an ownership change in 2024.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2024 and 2023. The Company’s policy is to classify interest and penalties related to income tax expense as tax expense. As of December 31, 2024, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

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

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $1.2 million at December 31, 2024. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2024 and 2023, approximately $425 thousand and $15 thousand, respectively, was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.

Purchase Commitments

The Company generally purchases its products and accessories from a limited group of third-party suppliers through purchase orders. The Company had $0.4 million of inventory open purchase orders as of December 31, 2024, for orders being issued to supplies for which the Company has not received the goods or services and which are expected to be fulfilled within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary inventory to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

Litigation

On August 6, 2021, Cowen and Company, LLC filed a complaint against ReShape, as successor in interest to Obalon Therapeutics, in the Supreme Court of the State of New York based on an alleged breach of contract arising out of Cowen’s prior engagement as Obalon’s financial advisor. The complaint alleges that Cowen is entitled to be paid a $1.35 million fee in connection with ReShape’s merger with Obalon under the terms of Cowen’s engagement agreement with Obalon. The complaint also sought reimbursement of Cowen’s attorneys’ fees and interest in connection with its claim. On May 11, 2023, the Supreme Court of the State of New York issued the final judgement in favor of Cowen & Company in the amount of $1.35 million, plus interest at the statutory rate of 9% per annum from June 16, 2021 until judgement is paid in full, and reimbursement of $675,000 of Cowen’s attorneys’ fees, with $275,000 to be paid upfront, $200,000 paid after six months and $200,000 paid after 12 months. As of December 31, 2024, the Company has fully paid this judgement and related costs.

On December 2, 2024, the Company received a notice, dated November 22, 2024, from Rosenberg Law indicating that it is submitting an application to add the Company as a defendant in Canadian litigation (Raymond Edson Marshall v. Allergan Inc., Court File Reference VLC-S-S-151970) concerning the Lap-Band gastric banding device. According to the notice, the application to add the Company as a defendant was scheduled to be heard at the Vancouver Supreme Court on January 10, 2025. As of the date of this report, the terms of the order adding ReShape as a party have not yet been finalized and entered with the court registry and ReShape has not been served with the finalized orders confirming its addition as a defendant in the matter. Based on our analysis to date, there is no legal liability that is probable or reasonably estimable and no implications on the financial statements for the year ended December 31, 2024.

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

(15) Segment Reporting

The Company adopted ASU 2023-07 during the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statements. The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development of products and services that manage and treat obesity and metabolic disease.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported in the consolidated statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as cash, cash equivalents and money market accounts.

Summary of segment net loss, including significant segment expenses were as follows:

	Year Ended December 31,
	2024	2023
Revenue	$8,006	$8,678
Less:
Cost of revenue	2,949	3,130
Sales and marketing	2,991	7,548
General and administrative	6,931	10,324
Research and development	1,803	2,315
Transaction costs	1,024	—
Impairment of long-lived assets	36	777
Gain on disposal of assets, net	—	(33)
Other income, net:	(637)	(4,048)
Income tax expense	39	52
Net loss	$(7,130)	$(11,387)

(16) Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date these consolidated financial statements were issued and determined that the following material events required disclosure:

On March 14, 2025, Gary Blackford informed the Board of Directors of the Company of his decision to resign from the Board and all related committees effective March 15, 2025. Mr. Blackford’s decision to resign from the Board was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 15, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors (i) 2,575,107 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to purchase up to 2,575,107 shares of Common Stock at an initial exercise price of $5.83 per share (the “Warrants”), subject to adjustment as set forth in the Warrants. The securities were sold as part of units at a price of $2.33 per unit. The offering closed on February 18, 2025.

The Warrants, which are not exercisable unless and until approved by the Company’s stockholders, will expire on the later of (i) 12 days after date of stockholder approval and (ii) the earlier of (x) the closing date of the Company’s previously announced merger with Vyome Therapeutics, Inc. and (y) 60 days after the date of stockholder approval. The exercise price of the Warrants will be subject to adjustment on the date that is four trading days after stockholder approval is obtained (the “Reset Date”), if the lowest volume weighted average price (“VWAP”) for the Company’s Common Stock during the period beginning four trading days prior to the effective date of stockholder approval and ending four trading days after the effective date of stockholder approval is lower than the then exercise price of the warrants, in which case, on the Reset Date, the exercise price of the Warrants will be reset (subject to a floor of $1.25 per share) to equal such lowest VWAP and the number of shares of Common Stock underlying the Warrants will be increased so that the reset exercise price multiplied by increased number of shares equals the aggregate exercise price that would have resulted from the full exercise of the Warrants immediately prior to the Reset Date. The Warrants also contain certain mechanisms for cashless exercise, including alternative cashless exercise pursuant to which holders of warrants have the option, upon exercise and for no additional cash consideration, to receive an aggregate number of shares of Common Stock equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Warrant (as adjusted on the Reset Date, as applicable) and (y) 1.2.

The gross proceeds from the offering were approximately $6.0 million, before deducting the placement agent fees and offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, including expenses related to the Company’s previously announced proposed merger with Vyome Therapeutics, Inc. and sale of substantially all of the Company’s assets to Ninjour Health International Limited, provided that the Company must use up to 50% of the net proceeds from the offering to prepay the amount it owes to Ascent Partners under the Company’s previously announced secured convertible note transaction.

On February 15, 2025, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”), with Maxim Group LLC (“Maxim” or the “Placement Agent”) for Maxim to act as the Company’s exclusive placement agent in connection with the offering. Pursuant to the terms of the Placement Agency Agreement, Maxim received a cash fee equal to up to 7.0% of the gross proceeds received by the Company from the sale of the securities in offering, as well as reimbursement for certain expenses, and warrants to purchase up to 128,755 shares of Common Stock, which is equal to 5.0% of the aggregate amount of shares of Common Stock issued in the offering, at an exercise price of $5.83 per share (the “Placement Agent Warrant”). The Placement Agent Warrant has the same exercise price and substantially the same terms as the Warrants issued in such offering.

At the Special Meeting, the Company’s stockholders approved each of the following proposals set forth in the Company’s definitive proxy statement for the Annual Meeting filed with the Securities and Exchange Commission on March 14, 2025:

The Company’s stockholders authorized the Company’s Board of Directors (the “Board”), in its discretion but in no event later than the one year anniversary of the Special Meeting, to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s common stock, at a ratio in the range of 1-for-2 to 1-for-250, such ratio to be determined by the Board.

The Company’s stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the exercisability of 2,703,862 common stock purchase warrants, and the issuance of the up to 15,132,975 shares of common stock underlying such warrants, which may be exercised under a provision that would result in no exercise price being paid, which warrants were issued to certain institutional investors and the Company’s placement agent in connection with an offering of securities of the Company that occurred on February 18, 2025. On April 2, 2025, a total of 14,757,924 shares were issued upon the exercise of such warrants.

The Company’s stockholders approved the issuance of shares of common stock pursuant to the equity purchase agreement, dated December 19, 2024, (the “ELOC Purchase Agreement”) with a certain institutional investor (the “ELOC Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to the ELOC Investor up to $5,000,000 of shares of common stock from time to time over the 36-month term of the ELOC Purchase Agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, we have had no disagreements with our accountants on accounting and financial disclosure. On April 8, 2024, our Audit Committee appointed Haskell & White LLP as the Company’s independent registered public accounting firm. The Company’s financial statements had previously been audited by RSM US LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting identified during the prior year that have not yet been remediated.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control–Integrated Framework (2013) issued by the Committee of sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that due to the material weakness described above, its internal control over financial reporting was not effective as of December 31, 2024.

Under SEC rules, because we are a non-accelerated filer, we are not required to provide an auditor attestation report on internal control over financial reporting, nor did we engage our independent registered public accounting firm to perform an audit of our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers, including their ages, as of December 31, 2024:

Name	Age	Position
Paul Hickey	60	President and Chief Executive Officer, Director
Thomas Stankovich	64	Chief Financial Officer

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

Board of Directors

CLASS I DIRECTORS

Dan Gladney, age 72, has served as one of our directors since November 2015, as Chairman of our Board of Directors since October 2016 and as Executive Chair since July 2022. Mr. Gladney served as our President and Chief Executive Officer from November 2015 until March 2019. Prior to joining us, Mr. Gladney served as Chairman and Chief Executive Officer of Lanx, Inc., a medical device company focused on developing and commercializing innovative devices for spinal surgery. Prior to his time at Lanx, Inc., Mr. Gladney was a Healthcare Operating Partner at Norwest Equity Partners (NEP) from 2008 until 2010, where he was responsible for strategic planning, business growth and corporate governance for NEP portfolio companies and executing new investment opportunities for the firm. Prior to joining NEP, Mr. Gladney served as President and Chief Executive Officer of several medical device companies including Heart Leaflet Technologies and ACIST Medical Systems, both of which were acquired by The Bracco Group. He also served as Chairman, Chief Executive Officer and President of Compex Technologies, a publicly traded orthopedic and health and wellness electro therapy company, from 2002 until 2006. Mr. Gladney currently serves on the board of directors of Aria CV, Inc. and has been a member of a number of other private and public company boards. After the sale of Lanx, he acted as a private investor and small business consultant.

Areas of Relevant Experience: Mr. Gladney’s significant experience leading medical device companies, as well as his position as former President and Chief Executive Officer of ReShape Lifesciences and his experience with commercialization of medical device companies makes him well-suited to serve as a member of the Board of Directors.

Lori McDougal, age 63, has served as one of our directors since July 2015. Ms. McDougal has served in an executive capacity in the healthcare industry for more than eighteen years. She served as an Executive Vice President at Optum, Inc., a part of UnitedHealth Group, Inc., from 2013 until 2014. Prior to her time at Optum, she served as Chief Executive Officer of UnitedHealth Group’s subsidiary UnitedHealth Military & Veterans Services, LLC from 2008 until 2013, and previously served as the Chief Operating Officer of UnitedHealth Military & Veterans Services from 2007 until 2008. Before joining UnitedHealth Military & Veterans Services, she served as a Vice President of UnitedHealthcare Medicare & Retirement starting in 2002. Additionally, she served as President of UnitedHealth International from 1998 until 2002 and Vice President of OptumInsight from 1996 to 1998.

Areas of Relevant Experience: Ms. McDougal’s significant executive leadership experience and her experience working with private and government insurers, both domestic and foreign, make her well-suited to serve as a member of the Board of Directors.

CLASS II DIRECTORS

Arda Minocherhomjee, age 71, has served as one of our directors since August 2018. Mr. Minocherhomjee is a Managing Partner of Chicago Growth Partners, which he founded in 2004. Previously, Dr. Minocherhomjee was a Managing Director at William Blair Capital Partners and, as head of the firm’s Healthcare Research Group, covered multiple sectors, including drugs/drug delivery, medical devices and selected healthcare services. Mr. Minocherhomjee received a M.S. (Pharmacology) from the University of Toronto and a Ph.D. and a MBA from the University of British Columbia.

Areas of Relevant Experience: Mr. Minocherhomjee’s significant experience in financial research and analysis, including financing activities, with a focus in the healthcare and medical device sectors, makes him well-suited to serve as a member of the Board of Directors.

CLASS III DIRECTOR

Mr. Hickey is a Class III director with a term continuing until the 2025 annual meeting of stockholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC reports showing ownership of and changes in ownership of our common stock and other equity securities. Based on a review of reports filed by these reporting persons, we believe that the only late reports were a Form 3 filed by a beneficial owner of more than 10% of our common stock on January 16, 2024 reporting a transaction on January 5, 2024 and a Form 4 filed by Thomas Stankovich on August 13, 2024 reporting four previous transactions that occurred between November 30, 2023 and May 31, 2024.

Audit Committee

The Audit Committee is responsible for assisting the Board in monitoring the quality and integrity of our consolidated financial statements, our internal controls, our compliance with legal and regulatory requirements and the qualifications, performance and independence of our independent auditor. The Audit Committee has sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and quarterly consolidated financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this prospectus), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of the independent auditor, oversees the Company’s compliance with legal and regulatory requirements with respect to financial matters, and prepares the Audit Committee Report included in the proxy statement in accordance with the rules and regulations of the SEC. All of the Audit Committee members meet the existing independence and experience requirements of the Nasdaq Stock Market and the SEC. Our Board of Directors has determined that each of Lori McDougal and Arda Minocherhomjee is a financial expert under the rules of the SEC. During 2024, Gary Blackford, Lori McDougal and Arda Minocherhomjee served on the Audit Committee. Currently, Lori McDougal and Arda Minocherhomjee serve on the Audit Committee. The Audit Committee held four meetings in 2024. During each of the meetings, the Audit Committee met in private session with our independent auditor and alone in executive session without members of management present.

Director Nomination Process

During the fourth quarter of 2024, we made no material changes to the procedures by which stockholders may recommend nominees to the Board.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and the Nasdaq Listing Rules. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the sections of our Proxy Statement entitled “Director Compensation,” “Executive Compensation,”

Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Paul F. Hickey(1) President and Chief Executive Officer	2024	323,984	—	323,984
	2023	373,083	133,000	506,416
Thomas Stankovich Chief Financial Officer	2024	148,698	—	148,698
	2023	282,121	25,000	307,121

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers at December 31, 2024.

Stock Awards
Name	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Paul Hickey	—	—
Thomas Stankovich	—	—

Director Compensation

Compensation for our directors is designed to result in compensation that is competitive with that provided by comparably-sized, publicly-traded, medical device companies. For 2024 (i) each non-employee director received an annual retainer of $35,000 for serving on the Board, (ii) each non-employee director who served on the Audit Committee, the Compensation Committee or the Nominating and Governance Committee, other than the chairperson of each of the committees, received an additional annual retainer of $8,000, $5,000 and $4,500, respectively, (iii) each of the chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee received an additional annual retainer of $17,500, $10,000 and $9,000, respectively, and (iv) our Lead Director received a $15,000 annual retainer in that role.

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

The following table shows the compensation of the non-employee members of our Board during fiscal year 2024:

Director Compensation in 2024

Fees Earned or Paid in Cash ($)(2)
Name(1)
Dan Gladney	121,078
Gary Blackford(3)	72,750
Lori McDougal	37,782
Arda Minocherhomjee	44,719
(1)	Paul Hickey, our current President and Chief Executive Officer, is not included in this table because he received no compensation for his service as a director. The compensation that Mr. Hickey received as an employee of the Company is shown in the “Summary Compensation Table.”
(2)	The amounts in this column include the annual Board of Director and committee retainer amounts for 2024 described above under the heading “Director Compensation.”
(3)	Gary Blackford resigned from the Board of Directors and all related committees effective March 15, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

During 2024, we did not grant any stock options or similar awards as part of our equity compensation program. If stock options or similar awards are granted in the future, we intend to not grant stock options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and not time the public release of such information based on stock option grant dates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of our common stock by each person or group who beneficially owned 5% or more of our common stock, each of our directors, each of the executive officers named in the Summary Compensation Table and our directors and executive officers as a group, as of February 18, 2025.

Percentage ownership calculations for beneficial ownership are based on 3,305,087 shares outstanding as of February 18, 2025. However, for purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which that person or persons has or have the right to acquire within 60 days following February 18, 2025 is deemed to be outstanding for that person’s calculation, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The information regarding the beneficial owners of more than 5% of our common stock is based upon information supplied to us by our directors, officers and principal stockholders or on Schedules 13D or 13G filed with the SEC. Unless otherwise noted, the directors and executive officers listed in the table have sole voting and investment power with respect to the shares of common stock owned by them and their address is c/o ReShape Lifesciences Inc., 18 Technology Drive, Suite 110, Irvine, California 92618.

		Amount and
		Nature of
		Beneficial
Title of Class	Name and Address of Beneficial Owner	Ownership	Percent of Class
Common Stock	Directors and Executive Officers
	Paul Hickey	—	*
	Thomas Stankovich	393	*
	Dan Gladney	15	*
	Gary Blackford	—	*
	Arda Minocherhomjee	—	*
	Lori McDougal	—	*
	All directors and executive officers as a group (6 persons)	408	*
Common Stock	5% Stockholders
	CVI Investments, Inc. (1)
	P.O. Box 309GT, Ugland House, South Church Street George Town Grand Cayman	200,000	6.1%
	FirstFire Global Opportunities Fund LLC (2)
	600 East Crescent Avenue, STE 104	200,000	6.1%
	Upper Saddle River, NJ 07458.
	Leonite Fund I, LP (3)
	1040 1st Avenue, STE 190	200,000	6.1%
	New York, NY 10022

* The percentage of shares of common stock beneficially owned does not exceed one percent of the outstanding shares of common stock.

(1)	Based in part on information contained in a Schedule 13G filed with the SEC on February 21, 2025. Heights Capital Management, Inc., which serves as the investment manager to CVI Investments, Inc., may be deemed to be the beneficial owner of all Shares owned by CVI Investments, Inc.
(2)	Based in part on information contained in a Schedule 13G filed with the SEC on February 24, 2025.
(3)	Based in part on information contained in a Schedule 13G filed with the SEC on February 24, 2025.

Avi Geller is the chief investment officer of Leonite and has sole voting and dispositive power over the shares held by it. As a result, Mr. Geller may be deemed to be an indirect beneficial owner of the shares held directly by Leonite.Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	146	33,053	1,764
Equity compensation plans not approved by security holders
Total	146	33,053	1,764

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

ITEM 14. PRINCIPAL ACCOUNTing FEES AND SERVICES

Change in Independent Registered Public Accounting Firm

As previously disclosed, on April 8, 2024, the Company, with the prior approval of the Audit Committee of the Board of Directors, dismissed RSM US LLP (“RSM”) as the Company’s independent registered public accounting firm, effective immediately.

In connection with the dismissal of RSM, with the prior approval of the Audit Committee, the Company engaged Haskell & White LLP (“Haskell & White”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and related interim periods.

RSM’s Report of Independent Registered Public Accounting Firm on the Company's consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such reports contained a separate emphasis of matter paragraph related to substantial doubt about the Company's ability to continue as a going concern.

RSM was appointed by the Board of Directors on July 15, 2022, as the Company's independent registered public accounting firm, and served as the Company's auditor from that date through April 8, 2024.

During the fiscal years ended December 31, 2023 and 2022, and through the date of this report, there were no disagreements with RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RSM’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on any of the Company’s financial statements for such periods.

During the fiscal years ended December 31, 2023 and 2022, and through the date of this report, there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in the Company’s internal control over financial reporting, as previously reported in Part II, Item 9A, “Controls and Procedures,” in the Company’s Annual Report on Form 10-K for the years ended December 31, 2023 and 2022, filed with the SEC on April 1, 2024 and April 17, 2023, respectively.

The Company previously disclosed this information in its Current Report on Form 8-K filed with the SEC on April 10, 2024, provided RSM with a copy of the disclosures, and requested that RSM furnish it with a letter addressed to the SEC stating whether or not it agrees with the Company’s statements therein. A copy of the letter dated April 8, 2024 was filed as an exhibit to such Form 8-K.

Additionally, during the fiscal years ended December 31, 2023 and 2022 and through the date of Haskell & White’s appointment, neither the Company nor anyone on its behalf consulted with Haskell & White regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Haskell & White concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, any matter that was the subject of a “disagreement” with its former auditors or a “reportable event,” as those terms are defined in Item 304 of Regulation S-K.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2024 and December 31, 2023 by RSM US LLP and Haskell & White LLP, the Company’s independent registered accounting firms during such fiscal years.

	Years Ended December 31,
	2024	2023
Audit fees(1)	$272,360	$749,001
Audit-related fees(2)	374,326	314,622
Total	$646,686	$1,063,623
(1)	Includes fees billed, or estimates of fees to be billed, for professional services rendered in connection with the audit of our consolidated financial statements for the referenced fiscal year ended, review of interim consolidated financial statements and services that are normally provided by RSM and Haskell & White, in connection with statutory and regulatory filings and engagements.
(2)	Includes audit related fees billed, or estimates of fees to be billed, for professional services rendered in connection with the Company’s planned merger and assets sale, reverse stock split, and other ad-hoc filings.

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

All of the services provided by our independent registered public accounting firm in 2024 were approved by the Audit Committee under its pre-approval policies.

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

2.2

Agreement and Plan of Merger, dated as of July 8, 2024, by and among ReShape Lifesciences Inc., Vyome Therapeutics, Inc., and Raider Lifesciences Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.3

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

3.7

Sixth Amendment to Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2024).

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Company on June 15, 2021).

3.9

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

Exhibit Number	Description of Document
4.4

Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 27, 2023).

4.5

Form of Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 27, 2023).

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

Exhibit Number	Description of Document
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

4.32

Form of Pre-Funded Warrant to purchase shares of Common Stock, dated December 19, 2024 (incorporated herein by reference to Exhibit 4.31 to the Company’s Registration Statement on Form S-1 filed on December 20, 2024 (File No. 333-283952)).

4.33

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.32 to Amendment No. 2 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on February 13, 2025 (File No. 333-284362)).

4.34

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.33 to Amendment No. 2 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on February 13, 2025 (File No. 333-284362)).

4.35	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2025).

Exhibit Number	Description of Document
10.1†	2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2022).
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

10.6

Form of Indemnification Agreement entered into by and between the Company and each of its executive officers and directors. (Incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 6, 2007.

10.7†

Employment Agreement, dated November 1, 2022, by and between ReShape and Paul F. Hickey (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022).

10.8†*	Executive Employment Agreement, dated October 29, 2019, by and between the Company and Thomas Stankovich.
10.9†

Retention Bonus Agreement, dated August 2, 2022, between the Company and Thomas Stankovich (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2022.

10.10

Lease Agreement, dated March 13, 2023, by and between the Irvine Company LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2023).

10.11

Lease agreement, entered into January 20, 2017, by and between the Company and San Clemente Holdings, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018).

10.12

Warrant Exercise Agreement, dated June 16, 2022, by and among ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2022).

10.13

Form of Securities Purchase Agreement, dated November 8, 2022, by and between ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).

10.14

Form of Warrant Amendment Agreement, dated November 8, 2022, by and between ReShape Lifesciences Inc. and the investor party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2022).

10.15

Agreement to Amend Series C Convertible Preferred Stock, dated as of July 8, 2024, by and among ReShape Lifesciences Inc. and holders of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

Exhibit Number	Description of Document
10.16

Form of Subscription Agreement by and between ReShape Lifesciences Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.17

Form of Voting and Support Agreement by and among ReShape Lifesciences Inc. and certain stockholders of Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.18†

Amendment to Employment Agreement, dated July 8, 2024, by and between ReShape Lifesciences Inc. and Paul F. Hickey (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

10.19

Form of Securities Purchase Agreement, dated as of October 16, 2024 by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).

10.20

Form of Note, dated as of October 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).

10.21

Form of Registration Rights Agreement, dated as of October 16, 2024 by and between the Company and the Investor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).

10.22

Form of Security Agreement, dated October 16, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).

10.23	Form of Guaranty, dated October 16, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).
10.24

Form of Lock-Up Agreement, dated October 16, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).

10.25

Form of Leak-Out Agreement, dated October 16, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2024).

10.26

Form of Equity Purchase Agreement, dated as of December 19, 2024 by and between the Company and the Investor (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2024).

10.27

Amendment to Form of Note, dated as of January 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on January 21, 2025).

10.28

Form of Securities Purchase Agreement, by and between ReShape Lifesciences Inc. and the investors in the offering (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to Registration Statement on Form S-1 filed by ReShape Lifesciences Inc. on February 13, 2025).

14.1	Code of Conduct and Ethics of the Company. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed on May 25, 2007 (File No. 333-143265)).
19.1*	Insider Trading Policy
21.1*	Subsidiaries of ReShape Lifesciences Inc.
23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document
24.1*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2024).
101*

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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

Dated: April 4, 2025

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

Signature	Title	Date

/S/ paul f. hickey	President, and Chief Executive Officer (principal executive officer)	April 4, 2025
Paul F. Hickey

/S/ Thomas Stankovich	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 4, 2025
Thomas Stankovich

/S/ DAN W. GLADNEY	Executive Chair of the Board	April 4, 2025
Dan W. Gladney

/S/ LORI C. MCDOUGAL	Director	April 4, 2025
Lori McDougal

/S/ ARDA MINOCHERHOMJEE	Director	April 4, 2025
Arda Minocherhomjee