Form 10-Q
period 2025-03-31
ReShape Lifesciences Inc.
filed 2025-05-20
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, 738,277 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,515	$693
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $871 and $918 respectively)	734	987
Inventory	2,532	2,460
Prepaid expenses and other current assets	414	348
Total current assets	6,295	4,588
Property and equipment, net	34	38
Operating lease right-of-use assets	99	116
Deferred tax asset, net	26	22
Other assets	29	29
Total assets	$6,483	$4,793
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,686	$2,208
Accrued and other liabilities	2,158	1,688
Warranty liability, current	163	163
Debt, current portion	—	811
Operating lease liabilities, current	116	115
Total current liabilities	4,123	4,985
Operating lease liabilities, noncurrent	14	41
Common stock warrant liability	1,116	20
Total liabilities	5,253	5,046
Commitments and contingencies (Note 2 and Note 10)
Stockholders’ equity (deficit):
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; 133,081 and 29,235 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	642,570	642,555
Accumulated deficit	(641,230)	(642,704)
Accumulated other comprehensive loss	(110)	(104)
Total stockholders’ equity (deficit)	1,230	(253)
Total liabilities and stockholders’ equity (deficit)	$6,483	$4,793

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,113	$1,944
Cost of revenue	432	779
Gross profit	681	1,165
Operating expenses:
Sales and marketing	529	1,019
General and administrative	1,627	1,872
Research and development	364	484
Transaction costs	367	—
Total operating expenses	2,887	3,375
Operating loss	(2,206)	(2,210)
Other expense (income), net:
Interest expense (income), net	40	(9)
Gain on changes in fair value of liability warrants	(3,661)	(21)
Gain on extinguishment of debt	(24)	—
Loss on foreign currency exchange, net	12	24
Other income, net	(54)	(25)
Income (loss) before income tax provision	1,481	(2,179)
Income tax expense	7	14
Net income (loss)	$1,474	$(2,193)
Net income (loss) per share - basic and diluted:
Net income (loss) per share - basic and diluted	$18.98	$(135.37)
Shares used to compute basic and diluted net income (loss) per share	77,668	16,200

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,474	$(2,193)
Foreign currency translation adjustments	(6)	(8)
Other comprehensive loss, net of tax	(6)	(8)
Comprehensive income (loss)	$1,468	$(2,201)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance December 31, 2024	95,388	$—	29,235	$—	$642,555	$(642,704)	$(104)	$(253)
Net income	—	—	—	—	—	1,474	—	1,474
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Stock-based compensation expense, net	—	—	—	—	15	—	—	15
Exercise of pre-funded warrants	—	—	841	—	—	—	—	—
Allocation of proceeds to warrant liability	—	—	—	—	(4,758)	—	—	(4,758)
Issuance of common stock and warrants pursuant to Securities Purchase Agreement (net of offering costs)	—	—	103,005	—	4,758	—	—	4,758
Balance March 31, 2025	95,388	$—	133,081	$—	$642,570	$(641,230)	$(110)	$1,230

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2023	95,388	$—	16,199	$—	$642,325	$(635,574)	$(88)	$6,663
Net loss	—	—	—	—	—	(2,193)	—	(2,193)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8)	(8)
Stock-based compensation expense, net	—	—	—	—	72	—	—	72
Issuance of stock from RSUs	—	—	3	—	—	—	—	—
Balance March 31, 2024	95,388	$—	16,202	$—	$642,397	$(637,767)	$(96)	$4,534

See accompanying Notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,474	$(2,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4	6
Gain on extinguishment of debt	(24)	—
Stock-based compensation	15	72
Bad debt expense	(70)	(347)
Provision for inventory excess and obsolescence	—	(45)
Deferred income tax	(4)	1
Gain on changes in fair value of liability warrants	(3,661)	(21)
Other noncash items	(9)	1
Change in operating assets and liabilities:
Accounts and other receivables	321	440
Inventory	(72)	320
Prepaid expenses and other current assets	(66)	(47)
Accounts payable and accrued liabilities	(27)	(259)
Net cash used in operating activities	(2,119)	(2,072)
Cash used in investing activities:	—	—
Cash flows from financing activities:
Proceeds from sale and issuance of securities, net	4,758	—
Repayment of convertible notes payable	(811)	—
Net cash provided by financing activities	3,947	—
Effect of currency exchange rate changes on cash and cash equivalents	(6)	(8)
Net change in cash, cash equivalents and restricted cash	1,822	(2,080)
Cash, cash equivalents and restricted cash at beginning of year	793	4,559
Cash, cash equivalents and restricted cash at end of year	$2,615	$2,479
Supplemental disclosure:
Cash paid for income taxes	$154	$8
Noncash investing and financing activities:
Allocation of proceeds to warrant liability at issuance (non-cash)	$4,758	$—

See accompanying notes to Condensed Consolidated Financial Statements.

ReShape Lifesciences Inc.

Notes to Condensed Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying interim condensed consolidated financial statements and related disclosures of Reshape Lifesciences Inc. (the “Company” or “ReShape”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 4, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Reverse Stock Split

On May 9, 2025, at the commencement of trading, the Company effected a 1-for-25 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.

On September 23, 2024, at the commencement of trading, the Company effected a 1-for-58 reverse stock split. Accordingly, all share and per share amounts for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split.

Pending Merger and Asset Sale

On July 8, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vyome Therapeutics, Inc. (“Vyome”), and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, including Nasdaq’s approval of a new listing application for the combined company, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”). The combined company intends to change its name to Vyome Holdings, Inc. (the “Combined Company”) and will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market

Simultaneously with the execution of the Merger Agreement, we entered into an Asset Purchase Agreement, which was amended on April 25, 2025 (the “Asset Purchase Agreement”), with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom, which is an affiliate of Biorad Medisys Pvt. Ltd. (together, “Biorad”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction or waiver of the conditions specified therein, we will sell substantially all of our assets (excluding cash) to Biorad, and Biorad will assume substantially all of our liabilities, for a purchase price of $2.25 million in cash, subject to adjustment based on our actual accounts receivable and accounts payable at the closing compared to such amounts as of March 31, 2024 (the “Asset Sale”). Biorad is party to a previously disclosed exclusive license agreement, dated September 19, 2023, with us for ReShape’s Obalon® Gastric Balloon System.

On October 1, 2024, we filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which we anticipate will close in the second quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, we filed an Amendment No. 1 to that Registration Statement on Form S-4, on January 15, 2025 we filed an Amendment No. 2, on April 29, 2025 we filed an Amendment No. 3, and on May 9, 2025 we filed an Amendment No. 4 to that Registration Statement on Form S-4, which was declared effective on May 14, 2025. We entered into the ELOC Purchase Agreement (as defined below) and a secured convertible note transaction in order to fund our operations through the closing of the Merger and Asset Sale. The description of our business set forth above reflects our current business operations, but if the Merger and Asset Sale are completed, we will sell substantially all of our assets to Ninjour Health International Limited (or an affiliate thereof) and the Combined Company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, including the approval of our stockholders and, with respect to the Merger, the approval of the Nasdaq Stock Market, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact our future operations, financial results and stock price.

We incurred transaction costs of $0.4 million during the three months ended March 31, 2025 related to legal and audit fees associated with the pending merger and asset sale.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial  statements for the year ended December 31, 2024, which are included in the Company’s 2024 Annual Report on Form 10-K which was filed with the SEC on April 4, 2025.

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

Net Income (Loss) Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive as of the end of each period presented:

	March 31,
	2025	2024
Stock options	5	6
Unvested restricted stock units	1	1
Convertible preferred stock	10	10
Warrants	111,417	10,788

Recent Accounting Pronouncements

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

There are no other recent accounting pronouncements that the Company expects will have a material effect on our condensed consolidated financial statements for the three months ended March 31, 2025.

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue, primarily due to the introduction of GLP-1 pharmaceuticals, which has taken a significant market share of the medical treatments for obesity.

As of March 31, 2025, the Company had net a working capital surplus of approximately $2.2 million. The Company’s principal source of liquidity as of March 31, 2025, consisted of approximately $2.5 million of cash and cash equivalents, and $0.7 million of accounts receivable. The Company raised $0.8 million in October 2024 in a convertible debt agreement with an institutional investor, which was repaid in full in February 2025. Additionally, in February 2025, the Company entered into a Security Purchase Agreement to issue and sell 103,005 shares of common stock and warrants to purchase up to 103,005 shares of common stock at an initial price of $145.75 per share, subject to adjustments. The securities were at a price of $58.25 per unit. The Company received $4.8 million for this offering after deducting underwriting expenses, commissions and offering expenses. Based on the Company’s available cash resources, it may not have sufficient cash on hand to fund its current operations for more than 12 months from the date of filing this Form 10-Q. This condition raises substantial doubt about its ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) merge with Vyome Therapeutics, Inc and sell certain assets to Biorad, which will continue the operations, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) introduce to the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger and sale, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities. Refer to Note 12 - Subsequent Events for additional details on our recent transactions with Vyome.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $641.2 million. The Company also expects to incur a net loss and negative cash flows from operations for 2025.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	March 31,	December 31,
	2025	2024
Raw materials	$765	$753
Sub-assemblies	1,043	1,024
Finished goods	724	683
Total inventory	$2,532	$2,460

Prepaid expenses and other current assets:

	March 31,	December 31,
	2025	2024
Prepaid insurance	$33	$281
Patents	16	14
Prepaid advertising and marketing	54	12
Taxes	27	41
Other current assets	284	—
Total prepaid expenses and other current assets	$414	$348

Accrued and other liabilities:

	March 31,	December 31,
	2025	2024
Payroll and benefits	$797	$694
Customer deposits	838	720
Taxes	211	30
Accrued professional	265	200
Other liabilities	47	44
Total accrued and other liabilities	$2,158	$1,688

(4) Leases

On March 13, 2023, the Company entered into a lease for approximately 5,038 square feet of office and warehouse space at 18 Technology Drive, Suite 110, Irvine, California 92618 and relocated its principal executive offices from our former San Clemente, California location to the Irvine, California location. The Irvine lease has a term of 36 months, commencing on May 1, 2023.

The Company does not have any short-term leases or financing lease arrangements. Lease and non-lease components are accounted for separately.

Operating lease costs were $0.1 million for both the three months ended March 31, 2025 and 2024. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	March 31,	December 31,
Balance Sheet information	2025	2024
Operating lease ROU assets	$99	$116

Operating lease liabilities, current portion	$116	$115
Operating lease liabilities, long-term portion	14	41
Total operating lease liabilities	$130	$156

Cash flow information for the three months ended March 31,	2025	2024
Cash paid for amounts included in the measurement of operating leases liabilities	$28	$27

Maturities of operating lease liabilities were as follows as of March 31, 2025:

2025	$77
2026	59
Total lease payments	136
Less: imputed interest	(6)
Total lease liabilities	$130

Weighted-average remaining lease term at end of period (in years)	1.2
Weighted-average discount rate at end of period	6.9%

(5)  Equity

Common Stock Issued Related to Stock Awards and Options

Restricted Stock Units

No awards were issued during the three months ended March 31, 2025 and 2024.

Exercise of Stock Options

There were no exercises of stock options during the three months ended March 31, 2025 and 2024.

February 2025 Public Offering of Common Stock and Warrants

On February 15, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors (i) 103,005 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to purchase up to 103,005 shares of Common Stock at an initial exercise price of $145.75 per share (the “Warrants”), subject to adjustment as set forth in the Warrants. The securities were sold as units at a price of $58.25 per unit. The offering closed on February 18, 2025. The Warrants, which are not exercisable unless and until approved by the Company’s stockholders, will expire on the later of (i) 12 days after date of stockholder approval and (ii) the earlier of (x) the closing date of the Company’s previously announced merger with Vyome Therapeutics, Inc. and (y) 60 days after the date of stockholder approval. The exercise price of the Warrants will be subject to adjustment on the date that is four trading days after stockholder approval is obtained (the “Reset Date”), if the lowest volume weighted average price (“VWAP”) for the Company’s Common Stock during the period beginning four trading days prior to the effective date of stockholder approval and ending four trading days after the effective date of stockholder approval is lower than the then exercise price of the warrants, in which case, on the Reset Date, the exercise price of the Warrants will be reset (subject to a floor of $1.25 per share) to equal such lowest VWAP and the number of shares of Common Stock underlying the Warrants will be increased so that the reset exercise price multiplied by increased number of shares equals the aggregate exercise price that would have resulted from the full exercise of the Warrants immediately prior to the Reset Date. The Warrants also contain certain mechanisms for cashless exercise, including alternative cashless exercise pursuant to which holders of warrants have the option, upon exercise and for no additional cash consideration, to receive an aggregate number of shares of Common Stock equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Warrant (as adjusted on the Reset Date, as applicable) and (y) 1.2. Refer to Note 6 – Warrants regarding fair value measurements, inputs, and additional details of the Warrants.

The net proceeds from the offering were approximately $4.8 million, after deducting the placement agent fees and offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, including expenses related to the Company’s previously announced proposed merger with Vyome Therapeutics, Inc. and sale of substantially all of the Company’s assets to Ninjour Health International Limited, provided that the Company must use up to 50% of the net proceeds from the offering to prepay the amount it owes to Ascent Partners under the Company’s previously announced secured convertible note transaction.

On February 15, 2025, the Company also entered into a Placement Agency Agreement (the “Placement Agency Agreement”), with Maxim Group LLC (“Maxim” or the “Placement Agent”) for Maxim to act as the Company’s exclusive placement agent in connection with the offering. Pursuant to the terms of the Placement Agency Agreement, Maxim received a cash fee equal to up to 7.0% of the gross proceeds received by the Company from the sale of the securities in offering, as well as reimbursement for certain expenses, and warrants to purchase up to 5,150 shares of Common Stock, which is equal to 5.0% of the aggregate amount of shares of Common Stock issued in the offering, at an exercise price of $145.75 per share (the “Placement Agent Warrant”). The Placement Agent Warrant has the same exercise price and substantially the same terms as the Warrants issued in such offering.

(6) Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity financing. See Note 5 for additional information about equity financings and the related issuance of warrants. Warrant activity for the three months ended March 31, 2025 is as follows:

Shares
Balance December 31, 2024	3,261
Issued	108,156
Exercised	—
Cancelled	—
Balance March 31, 2025	111,417

On February 15, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors (i) 103,005 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to purchase up to 103,005 shares of Common Stock at an initial exercise price of $145.75 per share (the “Warrants”), subject to adjustment as set forth in the Warrants. The securities were sold as units at a price of $58.25 per unit. The Warrants also contain certain mechanisms for cashless exercise, including alternative cashless exercise pursuant to which holders of warrants have the option, upon exercise and for no additional cash consideration, to receive an aggregate number of shares of Common Stock equal to the product of (x) the aggregate number of shares of Common Stock that would be issuable upon a cash exercise of the Warrant (as adjusted on the Reset Date, as applicable) and (y) 1.2.

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

Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$9.00	$9.00
Exercise Price	$232.00	$0.00
Term (years)	3.00	3.00
Volatility	118.9%	118.9%
Risk Free Rate	3.853%	3.853%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of December 31, 2024	$20
Additions : Fair value as of February 18, 2025 (issuance date)	4,758
Gain on changes in fair value of liability warrants	(3,662)
Fair value as of March 31, 2025	$1,116

.

(7) Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended
	March 31,
	2025	2024
United States	$931	$1,618
Australia	78	102
Europe	98	198
Rest of world	6	26
Total revenue	$1,113	$1,944

(8) Income Taxes

During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $7 thousand and $14 thousand, respectively. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three months ended March 31, 2025 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liabilities.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a full valuation allowance at both March 31, 2025 and December 31, 2024.

(9)  Stock-based Compensation

Stock-based compensation expense related to stock options and RSUs issued under the ReShape Lifesciences Inc. 2022 Stock Incentive Plan (the “Plan”) for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Sales and marketing	$4	$11
General and administrative	2	36
Research and development	9	25
Total stock-based compensation expense	$15	$72

Stock Options

A summary of the status of the Company’s stock options as of March 31, 2025, and changes during the three months ended March 31, 2025, are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2024	5	$826,326		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at March 31, 2025	5	$815,857	6.1	$—
Exercisable at March 31, 2025	5	$815,857	6.1	$—
Vested and expected to vest at March 31, 2025	6	$853,789	6.1	$—

As of March 31, 2025, stock options under the Plan that were outstanding, exercisable and vested, and expected to vest, had no intrinsic value. The unrecognized share-based expense at March 31, 2025 was $30 thousand and will be recognized over a weighted average period of 0.58 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the three months ended March 31, 2025, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested RSUs at December 31, 2024	1	$ 96,178.50
Granted	—	—
Vested	—	—
Cancelled/Forfeited	—	—
Non-vested RSUs at March 31, 2025	1	$ 96,178.50

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The unrecognized compensation cost related to the RSUs at March 31, 2025 was $11 thousand and expected to be recognized over a period of 0.42 years.

(10)  Commitment and Contingencies

Litigation

On December 2, 2024, the Company received notice, dated November 22, 2024, from Rosenberg Law indicating that the Company was the subject of an application to be added as a defendant in a proposed class action lawsuit in Canada, captioned Raymond Edson Marshall v. Allergan Inc., Court File No. VLC-S-S-151970, filed in the Supreme Court of British Columbia. The plaintiff alleges that the Lap-Band gastric banding device, originally developed and marketed by Allergan Inc. and later acquired by the Company in December 2018, causes an unacceptably high rate of complications, including pain, device failure, the need for corrective surgeries, and permanent injuries. The proposed class includes Canadian individuals who were implanted with the Lap-Band and experienced similar harms.

The plaintiff asserts that ReShape, as the current owner and manufacturer of the Lap-Band device, failed to adequately warn of its risks and complications and continued to market and distribute the product in a manner that allegedly misrepresented its safety and effectiveness. Relief sought from the Company includes general and special damages for personal injuries, aggravated and punitive damages, statutory damages under the Business Practices and Consumer Protection Act, recovery of public healthcare costs under the Health Care Costs Recovery Act, and injunctive and declaratory relief.

On January 10, 2025, the Vancouver Supreme Court held a hearing on the plaintiff’s application to file a Further Amended Notice of Civil Claim to add, among others, ReShape Lifesciences Inc. as a defendant. The Court granted the plaintiff leave to amend the claim accordingly. As of the date of this report, the terms of the order have not yet been entered with the court registry and the Company has not been formally served.

Based on the Company’s review of the amended pleading and the facts and circumstances available to date, no legal liability is determined to be probable or reasonably estimable. Accordingly, there are no implications on the Company’s condensed consolidated financial statements for the three months ended March 31, 2025.

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

(11)  Segment Reporting

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) as reported in the consolidated statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as cash, cash equivalents and money market accounts.

Summary of segment net income (loss), including significant segment expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$1,113	$1,944
Less:
Cost of revenue	432	779
Sales and marketing	529	1,019
General and administrative	1,627	1,872
Research and development	364	484
Transaction costs	367	—
Other income, net:	(3,687)	(31)
Income tax expense	7	14
Net income (loss)	$1,474	$(2,193)

(12) Subsequent Events

On April 15, 2025, the Company entered into a promissory note with Vyome Therapeutics, Inc. (“Vyome”) pursuant to which the Company agreed to loan up to $400,000 to Vyome in three tranches through no later than May 15, 2025. Vyome will use the proceeds for working capital purposes as well as legal, accounting and other expenses related to the transactions contemplated by the Agreement and Plan of Merger, dated July 8, 2024, between the parties (the “Merger Agreement”). The outstanding principal balance under the promissory note will bear interest at the rate of 8.0% per annum. If the Merger Agreement is terminated by ReShape under Section 8.01(b)(iv) thereof (because the Concurrent Financing Agreement (as defined in the Merger Agreement) is not in full force and effect such that the Concurrent Financing shall not be consummated immediately following the effective time of the merger without the further satisfaction of any conditions) then the promissory note will become senior in right of payment to all other debt of Vyome and will become a secured obligation of Vyome. The aggregate unpaid principal amount under the promissory note and all accrued unpaid interest will be due and payable on September 30, 2025. If the merger is completed prior to September 30, 2025, then Vyome will not be required to repay the amounts outstanding under the promissory note, but the aggregate amount of unpaid principal and interest will then be counted as ReShape net cash under the Merger Agreement. In connection with the promissory note, Vyome also agreed to extend the date after which either party could terminate the Merger Agreement from March 31, 2025 to June 30, 2025. As of May 19, 2025, the Company had funded $320,000 under the promissory note.

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

The Company’s stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the exercisability of 108,155 common stock purchase warrants, and the issuance of the up to 605,319 shares of common stock underlying such warrants, which may be exercised under a provision that would result in no exercise price being paid, which warrants were issued to certain institutional investors and the Company’s placement agent in connection with an offering of securities of the Company that occurred on February 18, 2025.

The Company’s stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of common stock pursuant to the equity purchase agreement, dated December 19, 2024, (the “ELOC Purchase Agreement”) with a certain institutional investor (the “ELOC Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to the ELOC Investor up to $5,000,000 of shares of common stock from time to time over the 36-month term of the ELOC Purchase Agreement.

On April 25, 2025, ReShape Lifesciences Inc. and Ninjour Health International Limited entered into an amendment to the Asset Purchase Agreement, dated July 8, 2024, between the parties pursuant to which they agreed to reduce the exercise price under the Asset Purchase Agreement from $5.16 million to $2.25 million and extend the date after which either party could terminate the Asset Purchase Agreement from March 31, 2025 to June 30, 2025.

On May 6, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse split of the Company’s outstanding common stock, $0.001 par value per share (the “Reverse Stock Split”). The Reverse Stock Split became effective for trading purposes upon the commencement of trading on May 9, 2025, at which point the Company’s common stock began trading on a split adjusted basis on the Nasdaq Capital Market. As a result of the Reverse Stock Split, each 25 shares of issued and outstanding common stock and equivalents were converted into one share of common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole share.

As a result of the Reverse Stock Split, proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion, and the per share exercise or conversion price, of the Company’s outstanding warrants, stock options and convertible preferred stock, in each case in accordance with their terms.

The Reverse Stock Split does not reduce the number of authorized shares of common stock and preferred stock under the Certificate of Incorporation. Therefore, the effect of the Reverse Stock Split is to increase the number of shares of common stock and preferred stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split does not alter the par value of the common stock or preferred stock or modify any voting rights or other terms of the common stock or any series of preferred stock. The Reverse Stock Split was approved by the Company’s stockholders at its special meeting of stockholders held on April 1, 2025.

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

Recent Developments

January 13, 2025, the Company and Vyome Therapeutics, Inc. (“Vyome”), provided an update on the definitive merger agreement under which ReShape and Vyome will combine in an all-stock transaction. The combined company will focus on advancing the development of Vyome’s immune-inflammatory assets and identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market. The Company also provided an update on the asset purchase agreement with Biorad Medisys.

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

On February 15, 2025, we entered into a Securities Purchase Agreement to issue and sell 103,005 shares of common stock and warrants to purchase up to 103,005 shares of common stock at an initial price of $145.75 per share, subject to adjustments. The securities were sold at a price of $58.25 per unit. Following the required stockholder approval, which we obtained on April 1, 2025, all of the holders of warrants elected a “zero exercise price” alternative pursuant to which they received an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the warrant and (y) 1.2, without the holder having to make any exercise payment. The exercise price of the warrants was reset to the floor price of $31.25 per share, which resulted in the issuance of 576,507 shares of common stock for the warrants issued to the investors in the offering. Between April 2, 2025 and April 4, 2025, a total of 576,416 shares were issued upon the cashless exercise of the warrants for no exercise price.

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

On April 15, 2025, we entered into a promissory note with Vyome pursuant to which we agreed to loan up to $400,000 to Vyome in three tranches through no later than May 15, 2025. Vyome will use the proceeds for working capital purposes as well as legal, accounting and other expenses related to the transactions contemplated by the Agreement and Plan of Merger, dated July 8, 2024, between the parties (the “Merger Agreement”). The outstanding principal balance under the promissory note will bear interest at the rate of 8.0% per annum. If the Merger Agreement is terminated by ReShape under Section 8.01(b)(iv) thereof (because the Concurrent Financing Agreement (as defined in the Merger Agreement) is not in full force and effect such that the Concurrent Financing shall not be consummated immediately following the effective time of the merger without the further satisfaction of any conditions) then the promissory note will become senior in right of payment to all other debt of Vyome and will become a secured obligation of Vyome. The aggregate unpaid principal amount under the promissory note and all accrued unpaid interest will be due and payable on September 30, 2025. If the merger is completed prior to September 30, 2025, then Vyome will not be required to repay the amounts outstanding under the promissory note, but the aggregate amount of unpaid principal and interest will then be counted as ReShape net cash under the Merger Agreement. In connection with the promissory note, Vyome also agreed to extend the date after which either party could terminate the Merger Agreement from March 31, 2025 to June 30, 2025. As of May 19, 2025, we had funded $320,000 under the promissory note.

Pending Merger and Asset Sale

On July 8, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Vyome, and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, including Nasdaq’s approval of a new listing application for the combined company, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”). The combined company intends to change its name to Vyome Holdings, Inc. (the “Combined Company”) and will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market.

Simultaneously with the execution of the Merger Agreement, we entered into an Asset Purchase Agreement, which was amended on April 25, 2025 (the “Asset Purchase Agreement”), with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom, which is an affiliate of Biorad Medisys Pvt. Ltd. (together, “Biorad”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction or waiver of the conditions specified therein, we will sell substantially all of our assets (excluding cash) to Biorad, and Biorad will assume substantially all of our liabilities, for a purchase price of $2.25 million in cash, subject to adjustment based on our actual accounts receivable and accounts payable at the closing compared to such amounts as of March 31, 2024 (the “Asset Sale”). Biorad is party to a previously disclosed exclusive license agreement, dated September 19, 2023, with us for ReShape’s Obalon® Gastric Balloon System.

On October 1, 2024, we filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which we anticipate will close in the second quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, we filed an Amendment No. 1 to that Registration Statement on Form S-4, on January 15, 2025 we filed an Amendment No. 2, on April 29, 2025 we filed an Amendment No. 3, and on May 9, 2025 we filed an Amendment No. 4 to that Registration Statement on Form S-4, which was declared effective May 14, 2025. We entered into an equity purchase agreement, dated December 19, 2024, with a certain institutional investor and a secured convertible note transaction in order to fund our operations through the closing of the Merger and Asset Sale. The description of our business set forth above reflects our current business operations, but if the Merger and Asset Sale are completed, we will sell substantially all of our assets to Ninjour Health International Limited (or an affiliate thereof) and the Combined Company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, including the approval of our stockholders and, with respect to the Merger, the approval of the Nasdaq Stock Market, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact our future operations, financial results and stock price.

Reverse Stock Split

Effective May 9, 2025, we effected a 1-for-25 reverse stock split of our issued and outstanding common stock (the “2025 Reverse Stock Split”). All references to shares of our common stock in the accompanying condensed consolidated financial statements and notes refer to the number of shares of common stock after giving effect to the 2025 Reverse Stock Split and are presented as if the 2025 Reverse Stock Split had occurred at the beginning of the earliest period presented.

Effective September 23, 2024, we effected a 1-for-58 reverse stock split of our issued and outstanding common stock (the “2024 Reverse Stock Split”). All references to shares of our common stock in the accompanying condensed consolidated financial statements and notes refer to the number of shares of common stock after giving effect to the 2024 Reverse Stock Split and are presented as if the 2024 Reverse Stock Split had occurred at the beginning of the earliest period presented.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended March 31,
	2025		2024
Revenue	$1,113	100.0%	$1,944	100.0%
Cost of revenue	432	38.8%	779	40.1%
Gross profit	681	61.2%	1,165	59.9%
Operating expenses:
Sales and marketing	529	47.5%	1,019	52.4%
General and administrative	1,627	146.2%	1,872	96.3%
Research and development	364	32.7%	484	24.9%
Transaction costs	367	33.0%	—	—%
Total operating expenses	2,887	259.4%	3,375	173.6%
Operating loss	(2,206)	(198.2)%	(2,210)	(113.7)%
Other expense (income), net:
Interest expense (income), net	40	3.6%	(9)	(0.5)%
Gain on changes in fair value of liability warrants	(3,661)	(328.9)%	(21)	(1.1)%
Gain on extinguishment of debt	(24)	(2.2)%	—	—%
Loss on foreign currency exchange, net	12	1.1%	24	1.2%
Other income, net	(54)	(4.9)%	(25)	(1.3)%
Income (loss) before income tax provision	1,481	133.1%	(2,179)	(112.0)%
Income tax expense	7	0.6%	14	0.7%
Net income (loss)	$1,474	132.4%	$(2,193)	(112.8)%

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

Adjusted EBITDA

Management uses adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization, stock-based compensation, changes in fair value of liability warrants, and other one-time costs.

The following table contains a reconciliation of GAAP net income (loss) to Adjusted EBITDA attributable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
GAAP net income (loss)	$1,474	$(2,193)
Adjustments:
Interest expense (income), net	40	(9)
Income tax expense	7	14
Depreciation and amortization	4	6
Stock-based compensation expense	15	72
Transaction costs	367	—
Gain on changes in fair value of liability warrants	(3,661)	(21)
Gain on extinguishment of debt	(24)	—
Adjusted EBITDA	$(1,778)	$(2,131)

Comparison of Results of Operations

Three months ended March 31, 2025 and March 31, 2024

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended March 31, 2025 and 2024, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2025		2024		Change	Change
United States	$931	83.6%	$1,618	83.2%	$(687)	(42.5)%
Australia	78	7.0%	102	5.2%	(24)	(23.5)%
Europe	98	8.8%	198	10.2%	(100)	(50.5)%
Rest of world	6	1%	26	1.3%	(20)	(76.9)%
Total revenue	$1,113	99.9%	$1,944	99.9%	$(831)	(42.7)%

Revenue totaled $1.1 million for the three months ended March 31, 2025, which represents a contraction of 42.7%, or $0.8 million compared to the same period in 2024. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2025 and 2024, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2025		2024		Change	Change
Revenue	$1,113	100.0%	$1,944	100.0%	$(831)	(42.7)%
Cost of revenue	432	38.8%	779	40.1%	(347)	(44.5)%
Gross profit	$681	61.2%	$1,165	59.9%	$(484)	(41.5)%

Gross Profit. Gross profit for the three months ended March 31, 2025 and 2024, was $0.7 million, and $1.2 million, respectively. Gross profit as a percentage of total revenue for the three months ended March 31, 2025, was 61.2% compared to 59.9% for the same period in 2024. The increase in gross profit percentage is due to the reduction in overhead related costs, primarily payroll.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended March 31, 2025 and 2024, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended March 31,				Amount	Percentage
	2025		2024		Change	Change
Sales and marketing	$529	47.5%	$1,019	52.4%	$(490)	(48.1)%
General and administrative	1,627	146.2%	1,872	96.3%	(245)	(13.1)%
Research and development	364	32.7%	484	24.9%	(120)	(24.8)%
Transaction costs	367	33.0%	—	—%	367	100.0%
Total operating expenses	$2,887	259.4%	$3,375	173.7%	$(488)	(14.5)%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2025, decreased by $0.5 million, or 48.1%, to $0.5 million, compared to $1.0 million for the same period in 2024. The decrease is primarily due to a decrease of approximately $0.1 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs. Additionally, there was a decrease of $0.3 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales, and a $0.1 million reduction in other expenses.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2025, decreased by $0.3 million, or 14.3%, to $1.6 million, compared to $1.9 million for the same period in 2024. The decrease is primarily due to a $0.3 million reduction in general legal, audit, and other professional fees, as the Company reduced its reliance on consultants and professional services to conserve cash.

Research and Development Expense. Research and development expenses for the three months ended March 31, 2025, decreased by $0.1 million, or 24.8% to $0.4 million, compared to approximately $0.5 million for the same period in the prior year. The primary reason for the decrease is due to a reduction in consulting and clinical trials, as the Company has paused all clinical work to preserve cash.

Transaction Costs. Transaction costs the three months ended March 31, 2025, were $0.4 million. These expenses primarily consisted of legal fees and audit-related fees incurred in connection with the Company’s pending merger and asset sale.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. In February 2025, we raised $4.8 million after costs in a public offering of common shares and stock warrants. As of March 31, 2025, we had $2.5 million of cash and cash equivalents, and $100 thousand of restricted cash.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(2,119)	$(2,072)
Net cash used in investing activates	—	—
Net cash provided by financing activities	3,947	—
Effect of exchange rate changes	(6)	(8)
Net change in cash and cash equivalents and restricted cash	$1,822	$(2,080)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $2.1 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, net cash used in operating activities was primarily the result of our net income of $1.5 million. We show a positive cash impact on accounts receivable of $0.3 million, a negative impact on inventory of approximately $0.1 million, and prepaid expenses and other current assets $0.1 million.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2025.

There was no cash used in investing activities for the three months ended March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2025, due to $4.8 million of net proceeds received from the public offering completed during February 2025, after costs to complete the transaction. Additionally, the Company repaid in full the $0.8 million senior secured convertible note issued in October 2024.

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

In February 2025, the Company raised $4.8 million after costs in a public offering of common shares and stock warrants. These funds will be used for operations and additional transaction costs. At the current burn rate, management expects to run out of cash during the fourth quarter of 2025. Based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes from the information discussed therein.

During the three months ended March 31, 2025, there were no material changes to our significant accounting policies, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

Subject to available resources and funds, we are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 2, 2024, the Company received notice, dated November 22, 2024, from Rosenberg Law indicating that the Company was the subject of an application to be added as a defendant in a proposed class action lawsuit in Canada, captioned Raymond Edson Marshall v. Allergan Inc., Court File No. VLC-S-S-151970, filed in the Supreme Court of British Columbia. The plaintiff alleges that the Lap-Band gastric banding device, originally developed and marketed by Allergan Inc. and later acquired by the Company in December 2018, causes an unacceptably high rate of complications, including pain, device failure, the need for corrective surgeries, and permanent injuries. The proposed class includes Canadian individuals who were implanted with the Lap-Band and experienced similar harms.

The plaintiff asserts that ReShape, as the current owner and manufacturer of the Lap-Band device, failed to adequately warn of its risks and complications and continued to market and distribute the product in a manner that allegedly misrepresented its safety and effectiveness. Relief sought from the Company includes general and special damages for personal injuries, aggravated and punitive damages, statutory damages under the Business Practices and Consumer Protection Act, recovery of public healthcare costs under the Health Care Costs Recovery Act, and injunctive and declaratory relief.

On January 10, 2025, the Vancouver Supreme Court held a hearing on the plaintiff’s application to file a Further Amended Notice of Civil Claim to add, among others, ReShape Lifesciences Inc. as a defendant. The Court granted the plaintiff leave to amend the claim accordingly. As of the date of this report, the terms of the order have not yet been entered with the court registry and the Company has not been formally served.

Based on the Company’s review of the amended pleading and the facts and circumstances available to date, no legal liability is determined to be probable or reasonably estimable. Accordingly, there are no implications on the Company’s condensed consolidated financial statements for the three months ended March 31, 2025.

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

ITEM  1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K filed on April 4, 2025.

ITEM  2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM  3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.       OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

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

2.3

Amendment to Asset Purchase Agreement, dated April 25, 2025, between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025).

3.1

Seventh Amendment to Restated Certificate of Incorporation, as amended, of ReShape Lifesciences Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025).

10.1

Promissory Note, dated April 15, 2025, between ReShape Lifesciences Inc. and Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2025).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: May 20, 2025