Form 10-Q
period 2025-06-30
ReShape Lifesciences Inc.
filed 2025-08-14
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 2,693,338 shares of the registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,123	$693
Restricted cash	100	100
Accounts and other receivables (net of allowance for doubtful accounts of $858 and $918 respectively)	775	987
Notes receivable - Vyome	605	—
Inventory	2,552	2,460
Prepaid expenses and other current assets	707	348
Total current assets	8,862	4,588
Property and equipment, net	30	38
Operating lease right-of-use assets	79	116
Deferred tax asset, net	28	22
Other assets	29	29
Total assets	$9,028	$4,793
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,346	$2,208
Accrued and other liabilities	1,586	1,688
Warranty liability, current	163	163
Debt, current portion	—	811
Operating lease liabilities, current	104	115
Total current liabilities	3,199	4,985
Operating lease liabilities, noncurrent	—	41
Common stock warrant liability	—	20
Total liabilities	3,199	5,046
Commitments and contingencies (Note 2 and Note 10)
Stockholders’ equity (deficit):
Preferred stock, 10,000,000 shares authorized:
Series C convertible preferred stock, $0.001 par value; 95,388 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; 2,623,878 and 29,235 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	649,798	642,555
Accumulated deficit	(643,860)	(642,704)
Accumulated other comprehensive loss	(109)	(104)
Total stockholders’ equity (deficit)	5,829	(253)
Total liabilities and stockholders’ equity (deficit)	$9,028	$4,793

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,242	$1,965	$2,355	$3,909
Cost of revenue	643	831	1,075	1,610
Gross profit	599	1,134	1,280	2,299
Operating expenses:
Sales and marketing	583	670	1,112	1,689
General and administrative	1,591	1,906	3,256	3,666
Research and development	476	399	840	883
Transaction costs	711	213	1,043	325
Total operating expenses	3,361	3,188	6,251	6,563
Operating loss	(2,762)	(2,054)	(4,971)	(4,264)
Other (income) expense, net:
Interest (income) expense, net	(18)	(4)	21	(13)
Loss (gain) on changes in fair value of liability warrants	(1)	2	(3,663)	(18)
Gain on extinguishment of debt	—	(429)	(24)	(429)
(Gain) loss on foreign currency exchange, net	(61)	16	(49)	40
Other income, net	(60)	(59)	(114)	(84)
Loss before income tax provision	(2,622)	(1,580)	(1,142)	(3,760)
Income tax expense	8	15	14	28
Net loss	$(2,630)	$(1,595)	$(1,156)	$(3,788)
Net loss per share - basic and diluted:
Net loss per share - basic and diluted	$(2.25)	$(91.56)	$(1.85)	$(225.34)
Shares used to compute basic and diluted net loss per share	1,168,759	17,421	626,228	16,810

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,630)	$(1,595)	$(1,156)	$(3,788)
Foreign currency translation adjustments	1	7	(5)	(1)
Other comprehensive income (loss), net of tax	1	7	(5)	(1)
Comprehensive loss	$(2,629)	$(1,588)	$(1,161)	$(3,789)

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2025
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance March 31, 2025	95,388	$—	133,081	$—	$642,570	$(641,230)	(110)	$1,230
Net loss	—	—	—	—	—	(2,630)	—	(2,630)
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Issuance of common stock pursuant to reverse stock split	—	—	34	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	12	—	—	12
Issuance of common stock pursuant to “at-the-market” offering (net of offering costs)	—	—	830,918	—	3,743	—	—	3,743
Issuance of common stock pursuant to Public Offering (net of offering costs)	—	—	1,054,604	—	2,358	—	—	2,358
Issuance of common stock upon cashless exercise of warrants previously classified as liabilities	—	—	605,241	—	1,115	—	—	1,115
Balance June 30, 2025	95,388	$—	2,623,878	$—	$649,798	$(643,860)	$(109)	$5,829

	Six Months Ended June 30, 2025
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance December 31, 2024	95,388	$—	29,235	$—	$642,555	$(642,704)	$(104)	$(253)
Net loss	—	—	—	—	—	(1,156)	—	(1,156)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5)	(5)
Issuance of common stock pursuant to reverse stock split	—	—	34	—	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	27	—	—	27
Exercise of pre-funded warrants	—	—	841	—	—	—	—	—
Issuance of common stock pursuant to “at-the-market” offering (net of offering costs)	—	—	830,918	—	3,743	—	—	3,743
Issuance of common stock pursuant to Public Offering (net of offering costs)	—	—	1,054,604	—	2,358	—	—	2,358
Issuance of common stock and warrants pursuant to Securities Purchase Agreement (net of offering costs)	—	—	103,005	—	4,758	—	—	4,758
Allocation of proceeds to warrant liability	—	—	—	—	(4,758)	—	—	(4,758)
Issuance of common stock upon cashless exercise of warrants previously classified as liabilities	—	—	605,241	—	1,115	—	—	1,115
Balance June 30, 2025	95,388	$—	2,623,878	$—	$649,798	$(643,860)	$(109)	$5,829

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2024
	Series C Convertible				Additional		Accumulated	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance March 31, 2024	95,388	$—	16,202	$—	$642,397	$(637,767)	(96)	$4,534
Net loss	—	—	—	—	—	(1,595)	—	(1,595)
Other comprehensive income, net of tax	—	—	—	—	—	—	7	7
Stock-based compensation expense, net	—	—	—	—	65	—	—	65
Issuance of stock from RSUs	—	—	3	—	—	—	—	—
Institutional exercise of warrants	—	—	4,091	—	24	—	—	24
Balance June 30, 2024	95,388	$—	20,296	$—	$642,486	$(639,362)	$(89)	$3,035

	Six Months Ended June 30, 2024
	Series C Convertible				Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2023	95,388	$—	16,199	$—	$642,325	$(635,574)	$(88)	$6,663
Net loss	—	—	—	—	—	(3,788)	—	(3,788)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Stock-based compensation expense, net	—	—	—	—	137	—	—	137
Issuance of stock from RSUs	—	—	6	—	—	—	—	—
Institutional exercise of warrants	—	—	4,091	—	24	—	—	24
Balance June 30, 2024	95,388	$—	20,296	$—	$642,486	$(639,362)	$(89)	$3,035

See accompanying notes to Condensed Consolidated Financial Statements.

RESHAPE LIFESCIENCES INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,156)	$(3,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8	12
Gain on extinguishment of debt	(24)	(429)
Stock-based compensation	27	137
Bad debt recovery	(67)	(169)
Provision for inventory excess and obsolescence	—	111
Deferred income tax	(6)	1
Gain on changes in fair value of liability warrants	(3,663)	(18)
Other noncash items	(14)	2
Change in operating assets and liabilities:
Accounts and other receivables	(328)	447
Inventory	(92)	384
Prepaid expenses and other current assets	(359)	31
Accounts payable and accrued liabilities	(939)	(150)
Net cash used in operating activities	(6,613)	(3,429)
Cash used in investing activities:	—	—
Cash flows from financing activities:
Proceeds from sale and issuance of securities, net	10,859	—
Repayment of convertible notes payable	(811)	—
Proceeds from warrants exercised	—	24
Net cash provided by financing activities	10,048	24
Effect of currency exchange rate changes on cash and cash equivalents	(5)	(1)
Net change in cash, cash equivalents and restricted cash	3,430	(3,406)
Cash, cash equivalents and restricted cash at beginning of year	793	4,559
Cash, cash equivalents and restricted cash at end of period	$4,223	$1,153
Supplemental disclosure:
Cash paid for income taxes	$154	$12
Noncash investing and financing activities:
Allocation of proceeds to warrant liability at issuance (non-cash)	$4,758	$—
Cashless exercise of warrants previously classified as liabilities (non-cash)	$(1,115)	$—

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

On October 1, 2024, we filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which we anticipate will close in the third quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, we filed an Amendment No. 1 to that Registration Statement on Form S-4, on January 15, 2025 we filed an Amendment No. 2, on April 29, 2025 we filed an Amendment No. 3, on May 9, 2025 we filed an Amendment No. 4, and on May 14, 2025 we filed an Amendment No. 5 to that Registration Statement on Form S-4, which was declared effective on May 14, 2025. On June 17, 2025, we filed a Post-Effective Amendment No. 1 to that Registration Statement on Form S-4, which was declared effective on June 20, 2025, and on June 24, 2025, we filed a proxy/information statement-prospectus. All proposals listed in the proxy/information statement-prospectus were approved by our stockholders at a special meeting held on July 24, 2025 and partially adjourned to August 7, 2025, as described in Note 12 - Subsequent Events.

We entered into an equity purchase agreement, dated December 19, 2024, with a certain institutional investor and a secured convertible note transaction in order to fund our operations through the closing of the Merger and Asset Sale. The description of our business set forth above reflects our current business operations, but if the Merger and Asset Sale are completed, we will sell substantially all of our assets to Ninjour Health International Limited (or an affiliate thereof) and the Combined Company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact our future operations, financial results and stock price.

We incurred transaction costs related to legal and audit fees associated with the pending Merger and Asset Sale of $0.7 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.

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

Net Loss Per Share

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share because to do so would be anti-dilutive as of the end of each period presented:

	June 30,
	2025	2024
Stock options	5	6
Unvested restricted stock units	1	1
Convertible preferred stock	10	10
Warrants	3,261	3,289

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

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

There are no other recent accounting pronouncements that the Company expects will have a material effect on its prospective condensed consolidated financial statements.

(2)  Liquidity and Management’s Plans

The Company currently does not generate revenue sufficient to offset operating costs and anticipates such shortfalls to continue, primarily due to the introduction of GLP-1 pharmaceuticals, which has taken a significant market share of the medical treatments for obesity.

As of June 30, 2025, the Company had net a working capital surplus of approximately $5.7 million. The Company’s principal source of liquidity as of June 30, 2025, consisted of approximately $4.1 million of cash and cash equivalents, and $1.4 million of accounts receivable. The Company raised $0.8 million in October 2024 in a convertible debt agreement with an institutional investor, which was repaid in full in February 2025. Additionally, in February 2025, the Company entered into a Security Purchase Agreement to issue and sell 103,005 shares of common stock and warrants to purchase up to 103,005 shares of common stock at an initial price of $145.75 per share, subject to adjustments. The securities were sold at a price of $58.25 per unit. The Company received $4.8 million for this offering after deducting underwriting expenses, commissions and offering expenses. In June 2025, the Company sold 830,918 shares of its common stock pursuant to an equity distribution agreement with Maxim in an “at-the-market” offering. The Company received $3.8 million for this offering after deducting underwriting expenses, commissions and offering expenses. On June 9, 2025, the Company completed a public offering of 1,054,604 shares of common stock at a public offering price of $2.50 per share. The Company received $2.4 million for this offering after deducting underwriting expenses, commissions and offering expenses. Based on the Company’s available cash resources, it may not have sufficient cash on hand to fund its current operations for more than 12 months from the date of filing this Form 10-Q. This condition raises substantial doubt about its ability to continue as a going concern.

The Company’s anticipated operations include plans to (i) merge with Vyome and sell certain assets to Biorad, which will continue the operations, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) introduce to the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger and sale, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities. Refer to Note 12 - Subsequent Events for additional details on our recent transactions with Vyome.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $643.9 million. The Company also expects to incur a net loss and negative cash flows from operations for 2025.

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

(3)  Supplemental Balance Sheet Information

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

Inventory:

	June 30,	December 31,
	2025	2024
Raw materials	$771	$753
Sub-assemblies	911	1,024
Finished goods	870	683
Total inventory	$2,552	$2,460

Prepaid expenses and other current assets:

	June 30,	December 31,
	2025	2024
Prepaid insurance	$5	$281
Patents	38	14
Prepaid advertising and marketing	73	12
Taxes	30	41
Prepaid professional fees	59	—
Prepaid inventory	367	—
Other current assets	135	—
Total prepaid expenses and other current assets	$707	$348

Accrued and other liabilities:

	June 30,	December 31,
	2025	2024
Payroll and benefits	$570	$694
Customer deposits	854	720
Taxes	(5)	30
Accrued professional	113	200
Other liabilities	54	44
Total accrued and other liabilities	$1,586	$1,688

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

Operating lease costs were $0.1 million for both the three months ended June 30, 2025 and 2024, and $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Variable lease costs were not material.

Supplemental information related to operating leases is as follows:

	June 30,	December 31,
Balance Sheet information	2025	2024
Operating lease ROU assets	$79	$116

Operating lease liabilities, current portion	$104	$115
Operating lease liabilities, long-term portion	—	41
Total operating lease liabilities	$104	$156

Cash flow information for the six months ended June 30,	2025	2024
Cash paid for amounts included in the measurement of operating leases liabilities	$57	$54

Maturities of operating lease liabilities were as follows as of June 30, 2025:

2025	$59
2026	59
Total lease payments	118
Less: imputed interest	(14)
Total lease liabilities	$104

Weighted-average remaining lease term at end of period (in years)	0.9
Weighted-average discount rate at end of period	6.9%

(5)  Equity

Common Stock Issued Related to Stock Awards and Options

Restricted Stock Units

No awards were issued during the three and six months ended June 30, 2025.

During the three months ended June 30, 2024, the Company issued 3 shares of common stock, subject to vesting of the restricted stock units. During the six months ended June 30, 2024, the Company issued 6 shares of common stock, subject to vesting of restricted stock units. For further details see Note 9.

Exercise of Stock Options

There were no exercises of stock options during the three and six months ended June 30, 2025 and 2024.

May 2024 Exercise of Warrants for Common Stock

On May 30, 2024, an accredited investor exercised outstanding warrants, of which 73 shares of common stock were issued in accordance with the terms of the warrant agreement. The Company received approximately $24 thousand of cash.

June 2024 Exercise of Warrants for Common Stock

On June 4, 2024, the Company issued 4,018 shares of common stock in exchange for 7,425 common stock purchase warrants. These warrants were exercised using the cashless mechanism within the warrant agreement.

February 2025 Public Offering of Common Stock and Warrants

On February 15, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors (i) 103,005 shares of the Company’s common stock and (ii) warrants to purchase up to 103,005 shares of common stock at an initial exercise price of $145.75 per share (the “Warrants”), subject to adjustment as set forth in the Warrants. The securities were sold as units at a price of $58.25 per unit. The offering closed on February 18, 2025. Following the required stockholder approval, which the Company obtained on April 1, 2025, all of the holders of Warrants elected a “zero exercise price” alternative pursuant to which they received an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Warrant and (y) 1.2, without the holder having to make any exercise payment. The exercise price of the Warrants was reset to the floor price of $31.25 per share, which resulted in the issuance of 576,416 shares of common stock for the Warrants issued to the Investors in the offering. Between April 2, 2025 and April 4, 2025, a total of 576,416 shares were issued upon the cashless exercise of the Warrants. Refer to Note 6 – Warrants regarding fair value measurements, inputs, and additional details of the Warrants.

The net proceeds from the offering were approximately $4.8 million, after deducting the placement agent fees and offering expenses. The Company intends to use the net proceeds from the offering for general corporate purposes, including expenses related to the Company’s previously announced proposed Merger with Vyome and the Asset Sale, provided that the Company must use up to 50% of the net proceeds from the offering to prepay the amount it owes to Ascent Partners under the Company’s previously announced secured convertible note transaction.

On February 15, 2025, the Company also entered into a Placement Agency Agreement (the “Placement Agency Agreement”), with Maxim Group LLC (“Maxim” or the “Placement Agent”) for Maxim to act as the Company’s exclusive placement agent in connection with the offering. Pursuant to the terms of the Placement Agency Agreement, Maxim received a cash fee equal to up to 7.0% of the gross proceeds received by the Company from the sale of the securities in offering, as well as reimbursement for certain expenses, and warrants to purchase up to 5,150 shares of common stock, which is equal to 5.0% of the aggregate amount of shares of common stock issued in the offering, at an exercise price of $145.75 per share (the “Placement Agent Warrant”). The Placement Agent Warrant has the same exercise price and substantially the same terms as the Warrants issued in such offering. Following the required stockholder approval, which the Company obtained on April 1, 2025, the Placement Agent elected a “zero exercise price” alternative pursuant to which they received an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the warrant and (y) 1.2, without the holder having to make any exercise payment. The exercise price of the Placement Agent Warrant was reset to the floor price of $31.25 per share, which resulted in the issuance of 28,825 shares of common stock for the warrants issued to the Placement Agent. On April 2, 2025 a total of 28,825 shares were issued upon the cashless exercise of the Placement Agent Warrant.

June 2025 Public Offerings of Common Stock

On May 30, 2025, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $9.7 million of the Company’s shares of common stock (the “Shares”), from time to time in an at-the-market public offering (the “ATM Offering”).

In June 2025, the Company sold 830,918 Shares under the ATM Offering. The net proceeds from the offering were approximately $3.8 million, after deducting the placement agent fees and offering expenses.

On June 8, 2025, the Company entered into a Placement Agency Agreement with Maxim pursuant to which the Company agreed to issue and sell to certain investors 1,054,604 shares of the Company’s common stock at a price of $2.50 per share. The offering closed on June 9, 2025. On June 9, 2025, the Company announced the pricing of its public offering of 1,054,604 shares of common stock at a public offering price of $2.50 per share (the “Public Offering”). The net proceeds from the Public Offering were approximately $2.4 million, after deducting the placement agent fees and offering expenses. The Company intends to use the net proceeds from the Public Offering for general corporate purposes, including expenses related to the Company’s proposed Merger with Vyome and the Asset Sale.

The Company’s exclusive placement agent in connection with the offering, Maxim, received a cash fee equal to up to 7.0% of the gross proceeds received by the Company from the sale of the common stock in the Public Offering, as well as reimbursement for certain expenses.

(6) Warrants

The Company’s grants of warrants to purchase common stock are primarily in connection with equity financing. See Note 5 for additional information about equity financings and the related issuance of warrants. Warrant activity for the six months ended June 30, 2025 is as follows:

Shares
Balance December 31, 2024	3,261
Issued	108,156
Exercised	(108,156)
Cancelled	—
Balance June 30, 2025	3,261

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

Below is a summary of the initial inputs used in the bifurcated Black-Scholes option pricing model.

	Cash Exercise	Cashless Exercise
Stock Price	$9.00	$9.00
Exercise Price	$232.00	$0.00
Term (years)	3.00	3.00
Volatility	118.9%	118.9%
Risk Free Rate	3.853%	3.853%
Dividend Yield	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

Common Stock
Purchase Warrants
Fair value as of February 8, 2023 (issuance date)	$20
Additions: Fair value as of February 18, 2025 (issuance date)	4,758
Reclassification to equity upon cashless exercise	(1,115)
Changes in fair value of liability warrants	(3,663)
Fair value as of June 30, 2025	$—

(7) Revenue Disaggregation and Operating Segments

The following table presents the Company’s revenue disaggregated by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$1,092	$1,663	$2,023	$3,281
Australia	68	103	146	205
Europe	81	198	179	396
Rest of world	1	1	7	27
Total revenue	$1,242	$1,965	$2,355	$3,909

(8) Income Taxes

During the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $8 thousand and $15 thousand, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $14 thousand and $28 thousand, respectively. The income tax expense is related to minimum state taxes and projected Australian and Netherlands income, respectively. The income tax provisions for the three and six months ended June 30, 2025 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liabilities.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the level of historical losses, projections of losses in future periods and potential limitations pursuant to changes in ownership under Internal Revenue Code Section 382, the Company provided a full valuation allowance at both June 30, 2025 and December 31, 2024.

(9)  Stock-based Compensation

Stock-based compensation expense related to stock options and restricted stock units (“RSUs”) issued under the ReShape Lifesciences Inc. 2022 Stock Incentive Plan (the “Plan”) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales and marketing	$5	$4	$9	$15
General and administrative	1	26	3	51
Research and development	6	35	15	71
Total stock-based compensation expense	$12	$65	$27	$137

Stock Options

A summary of the status of the Company’s stock options as of June 30, 2025, and changes during the six months ended June 30, 2025, are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding at December 31, 2024	5	$826,326		$—
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Outstanding at June 30, 2025	5	$820,860	5.2	$—
Exercisable at June 30, 2025	5	$836,592	5.2	$—
Vested and expected to vest at June 30, 2025	5	$820,860	5.2	$—

As of June 30, 2025, stock options under the Plan that were outstanding, exercisable and vested, and expected to vest, had no intrinsic value. The unrecognized share-based expense at June 30, 2025 was $22 thousand and will be recognized over a weighted average period of 0.44 years.

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

Restricted Stock Units

A summary of the Company’s unvested RSUs award activity for the six months ended June 30, 2025, is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested RSUs at December 31, 2024	1	$96,179
Granted	—	—
Vested	—	—
Cancelled/Forfeited	—	—
Non-vested RSUs at June 30, 2025	1	$99,528

The fair value of each RSU is the closing stock price on the Nasdaq of the Company’s common stock on the date of grant. Upon vesting, a portion of the RSU award may be withheld to satisfy the statutory income tax withholding obligation. The remaining RSUs will be settled in shares of the Company’s common stock after the vesting period. The was no unrecognized compensation cost related to the RSUs at June 30, 2025.

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

The plaintiff asserts that the Company, as the current owner and manufacturer of the Lap-Band device, failed to adequately warn of its risks and complications and continued to market and distribute the product in a manner that allegedly misrepresented its safety and effectiveness. Relief sought from the Company includes general and special damages for personal injuries, aggravated and punitive damages, statutory damages under the Business Practices and Consumer Protection Act, recovery of public healthcare costs under the Health Care Costs Recovery Act, and injunctive and declaratory relief.

On January 10, 2025, the Vancouver Supreme Court held a hearing on the plaintiff’s application to file a Further Amended Notice of Civil Claim to add, among others, the Company as a defendant. The Court granted the plaintiff leave to amend the claim accordingly. As of the date of this report, the terms of the order have not yet been entered with the court registry and the Company has not been formally served.

Based on the Company’s review of the amended pleading and the facts and circumstances available to date, no legal liability is determined to be probable or reasonably estimable. Accordingly, there are no implications on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025.

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

(11)  Segment Reporting

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, during the year ended December 31, 2024 retrospectively to all periods presented in the consolidated financial statements. The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO) who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development of products and services that manage and treat obesity and metabolic disease.

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

Summary of segment net loss, including significant segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,242	$1,965	$2,355	$3,909
Less:
Cost of revenue	643	831	1,075	1,610
Sales and marketing	583	670	1,112	1,689
General and administrative	1,591	1,906	3,256	3,666
Research and development	476	399	840	883
Transaction costs	711	213	1,043	325
Other income, net	(140)	(474)	(3,829)	(504)
Income tax expense	8	15	14	28
Net loss	$(2,630)	$(1,595)	$(1,156)	$(3,788)

(12) Subsequent Events

Special Meeting

At a special meeting of stockholders held on July 24, 2025 and partially adjourned to August 7, 2025, stockholders approved (i) the issuance of shares of common stock in connection with the Merger; (ii) the Asset Sale; (iii) amendments to Article VI of the Company’s Restated Certificate of Incorporation, as amended; (iv) authorization of the board of directors to amend the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the common stock in a range of 1-for-2 to 1-for-5; (v) on a non-binding advisory basis, the compensation that may be paid to the Company’s President and Chief Executive Officer in connection with the Merger and Asset Sale; and (vi) adjournments of such meeting from time to time, if necessary or appropriate to solicit additional proxies in favor of the proposals described in (i) through (iv).

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

Recent Developments

On April 15, 2025, we entered into a promissory note with Vyome Therapeutics, Inc. (“Vyome”) pursuant to which we agreed to loan up to $400,000 to Vyome in three tranches through no later than May 15, 2025. Vyome will use the proceeds for working capital purposes as well as legal, accounting and other expenses related to the transactions contemplated by the Agreement and Plan of Merger, dated July 8, 2024, between the parties (the “Merger Agreement”). The outstanding principal balance under the promissory note will bear interest at the rate of 8.0% per annum. If the Merger Agreement is terminated by ReShape under Section 8.01(b)(iv) thereof (because the Concurrent Financing Agreement (as defined in the Merger Agreement) is not in full force and effect such that the Concurrent Financing shall not be consummated immediately following the effective time of the merger without the further satisfaction of any conditions) then the promissory note will become senior in right of payment to all other debt of Vyome and will become a secured obligation of Vyome. The aggregate unpaid principal amount under the promissory note and all accrued unpaid interest will be due and payable on September 30, 2025. If the merger is completed prior to September 30, 2025, then Vyome will not be required to repay the amounts outstanding under the promissory note, but the aggregate amount of unpaid principal and interest will then be counted as ReShape net cash under the Merger Agreement. In connection with the promissory note, Vyome also agreed to extend the date after which either party could terminate the Merger Agreement from March 31, 2025 to June 30, 2025. As of June 30, 2025, we had funded $400,000 under the promissory note.

On May 30, 2025, we entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”) to act as our exclusive sales agent with respect to the issuance and sale of up to $9.7 million of our shares of common stock (the “Shares”), from time to time in an at-the-market public offering (the “ATM Offering”).

In June 2025, we sold 830,918 Shares under the ATM Offering. The net proceeds from the offering were approximately $3.8 million, after deducting the placement agent fees and offering expenses.

On June 8, 2025, we entered into a Placement Agency Agreement with Maxim (the “Placement Agency Agreement”) pursuant to which we agreed to issue and sell to certain investors 1,054,604 shares of our common stock at a price of $2.50 per share. The offering closed on June 9, 2025. On June 9, 2025, we announced the pricing of our public offering of 1,054,604 shares of common stock at a public offering price of $2.50 per share (the “Public Offering”). The net proceeds from the Public Offering were approximately $2.4 million, after deducting the placement agent fees and offering expenses. We intend to use the net proceeds from the Public Offering for general corporate purposes, including expenses related to our proposed merger with Vyome and sale of substantially all of our assets to Ninjour Health International Limited.

Our exclusive placement agent in connection with the offering, Maxim, received a cash fee equal to up to 7.0% of the gross proceeds received by from the sale of the common stock in the offering, as well as reimbursement for certain expenses.

On June 27, 2025, we entered into a promissory note with Vyome pursuant to which we agreed to loan $200,000 to Vyome. Vyome will use the proceeds for working capital purposes as well as legal, accounting and other expenses related to the transactions contemplated by the Merger Agreement. The outstanding principal balance under the promissory note will bear interest at the rate of 8.0% per annum. If the Merger Agreement is terminated by us under Section 8.01(b)(iv) thereof (because the Concurrent Financing Agreement (as defined in the Merger Agreement) is not in full force and effect such that the Concurrent Financing shall not be consummated immediately following the effective time of the merger without the further satisfaction of any conditions), then the promissory note will become senior in right of payment to all other debt of Vyome and will become a secured obligation of Vyome. The aggregate unpaid principal amount under the promissory note and all accrued unpaid interest will be due and payable on September 30, 2025. If the merger is completed prior to September 30, 2025, then Vyome will not be required to repay the amounts outstanding under the promissory note, but the aggregate amount of unpaid principal and interest will then be counted as ReShape net cash under the Merger Agreement. In connection with the promissory note, Vyome also agreed to extend the date after which either party could terminate the Merger Agreement from March 31, 2025 to June 30, 2025. As of June 30, 2025, we had funded $200,000 under the promissory note.

Pending Merger and Asset Sale

On July 8, 2024, we entered into the Merger Agreement with Vyome, and Raider Lifesciences Inc., a Delaware corporation, and a direct, wholly owned subsidiary of ReShape (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, including Nasdaq’s approval of a new listing application for the combined company, Merger Sub shall be merged with and into Vyome, with Vyome surviving as a subsidiary of ReShape (the “Merger”). The combined company intends to change its name to Vyome Holdings, Inc. (the “Combined Company”) and will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities between the world-class Indian innovation corridor and the U.S. market.

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

On October 1, 2024, we filed a Registration Statement on Form S-4 in connection with the Merger and Asset Sale, which we anticipate will close in the second quarter of 2025, assuming the conditions to closing are satisfied. On December 6, 2024, we filed an Amendment No. 1 to that Registration Statement on Form S-4, on January 15, 2025 we filed an Amendment No. 2, on April 29, 2025 we filed an Amendment No. 3, and on May 9, 2025 we filed an Amendment No. 4, and on May 14, 2025 we filed an Amendment No. 5 to that Registration Statement on Form S-4, which was declared effective May 14, 2025. On June 17, 2025, we filed a Post-Effective Amendment No. 1 to that Registration Statement on Form S-4, which was declared effective on June 20, 2025, and on June 24, 2025, we filed a proxy/information statement-prospectus. All proposals listed in the proxy/information statement-prospectus were approved by our stockholders at a special meeting held on July 24, 2025 and partially adjourned to August 7, 2025.

We entered into an equity purchase agreement, dated December 19, 2024, with a certain institutional investor and a secured convertible note transaction in order to fund our operations through the closing of the Merger and Asset Sale. The description of our business set forth above reflects our current business operations, but if the Merger and Asset Sale are completed, we will sell substantially all of our assets to Ninjour Health International Limited (or an affiliate thereof) and the Combined Company following the Merger intends to focus on Vyome’s business. However, the completion of the Merger and Asset Sale both remain subject to a number of conditions to closing, and there can be no assurance that the Merger and Asset Sale will be consummated. Failure to complete the Merger and Asset Sale could negatively impact our future operations, financial results and stock price.

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenue	$1,242	100.0%	$1,965	100.0%	$2,355	100.0%	$3,909	100.0%
Cost of revenue	643	51.8%	831	42.3%	1,075	45.6%	1,610	41.2%
Gross profit	599	48.2%	1,134	57.7%	1,280	54.4%	2,299	58.8%
Operating expenses:
Sales and marketing	583	46.9%	670	34.1%	1,112	47.2%	1,689	43.2%
General and administrative	1,591	128.1%	1,906	97.0%	3,256	138.3%	3,666	93.8%
Research and development	476	38.3%	399	20.3%	840	35.7%	883	22.6%
Transaction costs	711	57.2%	213	10.8%	1,043	44.3%	325	8.3%
Total operating expenses	3,361	270.5%	3,188	162.2%	6,251	265.5%	6,563	167.9%
Operating loss	(2,762)	(222.3)%	(2,054)	(104.5)%	(4,971)	(211.1)%	(4,264)	(109.1)%
Other expense (income), net:
Interest (income) expense, net	(18)	(1.4)%	(4)	(0.2)%	21	0.9%	(13)	(0.3)%
Loss (gain) on changes in fair value of liability warrants	(1)	(0.1)%	2	0.1%	(3,663)	(155.5)%	(18)	(0.5)%
Gain on extinguishment of debt	—	—%	(429)	(21.8)%	(24)	(1.0)%	(429.0)	(11.0)%
(Gain) loss on foreign currency exchange, net	(61)	(4.9)%	16	0.8%	(49)	(2.1)%	40	1.0%
Other income, net	(60)	(5)%	(59)	(3.0)%	(114)	(4.8)%	(84)	(2.1)%
Loss before income tax provision	(2,622)	(211.1)%	(1,580)	(80.4)%	(1,142)	(48.6)%	(3,760)	(96.2)%
Income tax expense	8	0.6%	15	0.8%	14	0.6%	28	0.7%
Net loss	$(2,630)	(211.7)%	$(1,595)	(81.2)%	$(1,156)	(49.1)%	$(3,788)	(96.9)%

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

The following table contains a reconciliation of GAAP net loss to Adjusted EBITDA attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net loss	$(2,630)	$(1,595)	$(1,156)	$(3,788)
Adjustments:
Interest (income) expense, net	(18)	(4)	21	(13)
Income tax expense	8	15	14	28
Depreciation and amortization	4	6	8	12
Stock-based compensation expense	12	65	27	137
Transaction costs	711	213	1,043	325
Loss (gain) on changes in fair value of liability warrants	(1)	2	(3,663)	(18)
Gain on extinguishment of debt	—	(429)	(24)	(429)
Adjusted EBITDA	$(1,914)	$(1,727)	$(3,730)	$(3,746)

Comparison of Results of Operations

Three months ended June 30, 2025 and June 30, 2024

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the three months ended June 30, 2025 and 2024, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2025		2024		Change	Change
United States	$1,092	87.9%	$1,663	84.6%	$(571)	(34.3)%
Australia	68	5.5%	103	5.2%	(35)	(34.0)%
Europe	81	6.5%	198	10.1%	(117)	(59.1)%
Rest of world	1	0.1%	1	0.1%	—	—%
Total revenue	$1,242	100.0%	$1,965	100.0%	$(723)	(36.8)%

Revenue totaled $1.2 million for the three months ended June 30, 2025, which represents a contraction of 36.8%, or $0.7 million compared to the same period in 2024. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives. In addition, reduced sales and marketing expenditures, along with a shift in focus toward activities related to the Merger, contributed to the decline in revenue during the period.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2025 and 2024, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2025		2024		Change	Change
Revenue	$1,242	100.0%	$1,965	100.0%	$(723)	(36.8)%
Cost of revenue	643	51.8%	831	42.3%	(188)	(22.6)%
Gross profit	$599	48.2%	$1,134	57.7%	$(535)	(47.2)%

Gross Profit. Gross profit for the three months ended June 30, 2025 and 2024, was $0.6 million, and $1.1 million, respectively. Gross profit as a percentage of total revenue for the three months ended June 30, 2025, was 48.2% compared to 57.7% for the same period in 2024. The decrease in gross profit percentage was primarily attributable to lower sales volumes, as a portion of our cost of revenue consists of fixed costs that do not vary with sales volume. The lower sales in the current period resulted in a smaller portion of fixed costs being absorbed, which reduced gross profit.

Operating Expense. The following table summarizes our unaudited operating expenses for the three months ended June 30, 2025 and 2024, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Three Months Ended June 30,				Amount	Percentage
	2025		2024		Change	Change
Sales and marketing	$583	46.9%	$670	34.1%	$(87)	(13.0)%
General and administrative	1,591	128.1%	1,906	97.0%	(315)	(16.5)%
Research and development	476	38.3%	399	20.3%	77	19.3%
Transaction costs	711	57%	213	10.8%	498	40.1%
Total operating expenses	$3,361	270.5%	$3,188	162.2%	$173	5.4%

Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2025, decreased by $0.1 million, or 13.0%, to $0.6 million, compared to $0.7 million for the same period in 2024. The decrease is primarily due to a decrease of $0.1 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2025, decreased by $0.3 million, or 16.5%, to $1.6 million, compared to $1.9 million for the same period in 2024. The decrease is primarily due to a reduction in general legal, audit, and other professional fees, as the Company reduced its reliance on consultants and professional services to conserve cash.

Research and Development Expense. Research and development expenses for the three months ended June 30, 2025, increased by $0.1 million, or 19.3% to $0.5 million, compared to approximately $0.4 million for the same period in the prior year. The increase for the three months ended June 30, 2025 compared to three months ended June 30, 2024 was primarily driven by higher payroll-related expenditures resulting from increased accrued severance costs in connection with the departure of the Vice President of Regulatory in the second quarter of 2025.

Transaction Costs. Transaction costs for the three months ended June 30, 2025, increased by $0.5 million, or 40.1%, to $0.7 million, compared to $0.2 million for the same period in 2024. These expenses primarily consisted of legal fees and audit-related fees incurred in connection with the Company’s pending Merger and Asset Sale.

Six months ended June 30, 2025 and June 30, 2024

Revenue. The following table summarizes our unaudited revenue by geographic location based on the location of customers for the six months ended June 30, 2025 and 2024, as well as the percentage of each location to total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2025		2024		Change	Change
United States	$2,023	85.9%	$3,281	83.9%	$(1,258)	(38.3)%
Australia	146	6.2%	205	5.2%	(59)	(28.8)%
Europe	179	7.6%	396	10.1%	(217)	(54.8)%
Rest of world	7	0%	27	0.8%	(20)	(74.1)%
Total revenue	$2,355	100.0%	$3,909	100.0%	$(1,554)	(39.8)%

Revenue totaled $2.4 million for the six months ended June 31, 2025, which represents a contraction of 39.8%, or $1.6 million compared to the same period in 2024. This primarily resulted from a decrease in sales volume primarily due to GLP-1 pharmaceutical weight-loss alternatives. In addition, reduced sales and marketing expenditures, along with a shift in focus toward activities related to the Merger, contributed to the decline in revenue during the period.

Cost of Goods Sold and Gross Profit. The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2025 and 2024, as well as the percentage compared to total revenue and amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2025		2024		Change	Change
Revenue	$2,355	100.0%	$3,909	100.0%	$(1,554)	(39.8)%
Cost of revenue	1,075	45.6%	1,610	41.2%	(535)	(33.2)%
Gross profit	$1,280	54.4%	$2,299	58.8%	$(1,019)	(44.3)%

Gross Profit. Gross profit for the six months ended June 30, 2025 and 2024, was $1.3 million, and $2.3 million, respectively. Gross profit as a percentage of total revenue for the three months ended June 30, 2025, was 54.4% compared to 58.8% for the same period in 2024. The decrease in gross profit percentage was primarily attributable to lower sales volumes, as a portion of our cost of revenue consists of fixed costs that do not vary with sales volume. The lower sales in the current period resulted in a smaller portion of fixed costs being absorbed, which reduced gross profit.

Operating Expense. The following table summarizes our unaudited operating expenses for the six months ended June 30, 2025 and 2024, as well as the percentage of total revenue and the amount of change and percentage of change (dollars in thousands):

	Six Months Ended June 30,				Amount	Percentage
	2025		2024		Change	Change
Sales and marketing	$1,112	47.2%	$1,689	43.2%	$(577)	(34.2)%
General and administrative	3,256	138.3%	3,666	93.8%	(410)	(11.2)%
Research and development	840	35.7%	883	22.6%	(43)	(4.9)%
Transaction costs	1,043	44.3%	325	8.3%	718	220.9%
Total operating expenses	$6,251	265.5%	$6,563	167.9%	$(312)	(4.8)%

Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2025, decreased by $0.6 million, or 34.2%, to $1.1 million, compared to $1.7 million for the same period in 2024. The decrease is primarily due to a decrease of approximately $0.4 million in payroll-related expenditures, including commissions, stock compensation expense and travel, due to changes in sales personnel and a reduction in sales. Additionally, there was a decrease of $0.1 million in advertising and marketing expenses, including consulting and professional marketing services, as the Company has reevaluated its marketing approach and has moved to a targeted digital marketing campaign, resulting in a reduction of costs, and a $0.1 million reduction in other expenses.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2025, decreased by $0.4 million, or 11.2%, to $3.3 million, compared to $3.7 million for the same period in 2024. The decrease is primarily due to a reduction in general legal, audit, and other professional fees, as the Company reduced its reliance on consultants and professional services to conserve cash.

Research and Development Expense. Research and development expenses for the six months ended June 30, 2025, decreased by $0.1 million, or 4.9% to $0.8 million, compared to approximately $0.9 million for the same period in the prior year. The primary reason for the decrease is due to a reduction in consulting and clinical trials, as the Company has paused all clinical work to preserve cash. This increase was partially offset by higher payroll-related expenditures, reflecting increased accrued severance costs in connection with the departure of the Vice President of Regulatory in the second quarter of 2025.

Transaction Costs. Transaction costs for the six months ended June 30, 2025, increased by $0.7 million, or 220.9%, to $1.0 million, compared to $0.3 million for the same period in 2024. These expenses primarily consisted of legal fees and audit-related fees incurred in connection with the Company’s pending Merger and Asset Sale.

Liquidity and Capital Resources

We have financed our operations to date principally through the sale of equity securities and debt financings. In February 2025, we raised $4.8 million after costs in a public offering of common shares and stock warrants. In June 2025, we raised $6.1 million after costs in public offerings of common shares. As of June 30, 2025, we had $4.1 million of cash and cash equivalents, and $100 thousand of restricted cash.

The following table summarizes our change in cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(6,613)	$(3,429)
Net cash used in investing activates	—	—
Net cash provided by financing activities	10,048	24
Effect of exchange rate changes	(5)	(1)
Net change in cash and cash equivalents and restricted cash	$3,430	$(3,406)

Net Cash Used in Operating Activities

Net cash used in operating activities from operations was $6.6 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, net cash used in operating activities was primarily the result of our net loss of $1.2 million and a non-cash gain of $3.7 million related to the change in fair value of liability-classified warrants. Other non-cash items included stock-based compensation expense of $27,000, bad debt recovery of $67,000, and depreciation expense of $8,000. Additionally, there was a $0.3 million increase in accounts and other receivables, a $0.4 million increase in prepaid expenses and other current assets, a $0.1 million increase in inventory, and a $0.9 million decrease in accounts payable and accrued liabilities.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2025.

There was no cash used in investing activities for the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.0 million for the six months ended June 30, 2025 due to $4.8 million of net proceeds received from the public offering completed during February 2025, after costs to complete the transaction, and $6.1 million of net proceeds received from the public offerings completed during June 2025, after costs to complete the transaction. Additionally, the Company repaid in full the $0.8 million senior secured convertible note issued in October 2024.

Financing activities provided $24 thousand related to exercise of warrants for the six months ended June 30, 2024.

The Company’s anticipated operations include plans to (i) merge with Vyome and sell certain assets to Biorad, which will continue the operations, (ii) grow sales and operations of the Company with the Lap-Band product line both domestically and internationally as well as to obtain cost savings synergies, (iii) expand sales in the market Lap-Band 2.0 FLEX, (iv) continue development of the Diabetes Bloc-Stim Neuromodulation (“DBSN”) device, and (v) prior to such merger, explore and capitalize on synergistic opportunities to expand our portfolio and offer future minimally invasive treatments and therapies in the obesity continuum of care. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the amount of available cash flows, which could include reducing expenditures for marketing and product development activities.

In 2025, the Company raised $10.9 million after costs in public offerings of common shares and stock warrants. These funds will be used for operations and additional transaction costs. At the current burn rate, management expects to run out of cash during the fourth quarter of 2025. Based on our available cash resources, we may not have sufficient cash on hand to fund our current operations for more than 12 months from the date of filing this Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

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

During the six months ended June 30, 2025, there were no material changes to our significant accounting policies, which are fully described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

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

Financial Reporting:

Inventory Capitalization – The Company’s controls were not designed effectively as the Company did not have a process in place to evaluate the amount of inventory and cost of goods sold.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The plaintiff asserts that the Company, as the current owner and manufacturer of the Lap-Band device, failed to adequately warn of its risks and complications and continued to market and distribute the product in a manner that allegedly misrepresented its safety and effectiveness. Relief sought from the Company includes general and special damages for personal injuries, aggravated and punitive damages, statutory damages under the Business Practices and Consumer Protection Act, recovery of public healthcare costs under the Health Care Costs Recovery Act, and injunctive and declaratory relief.

On January 10, 2025, the Vancouver Supreme Court held a hearing on the plaintiff’s application to file a Further Amended Notice of Civil Claim to add, among others, the Company as a defendant. The Court granted the plaintiff leave to amend the claim accordingly. As of the date of this report, the terms of the order have not yet been entered with the court registry and the Company has not been formally served.

Based on the Company’s review of the amended pleading and the facts and circumstances available to date, no legal liability is determined to be probable or reasonably estimable. Accordingly, there are no implications on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025.

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

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

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

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

10.1

Promissory Note, dated April 15, 2025, between ReShape Lifesciences Inc. and Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2025).

10.2

Equity Distribution Agreement, dated May 30, 2025, by and between ReShape Lifesciences Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025).

10.3	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

10.4

Promissory Note, dated June 27, 2025, between ReShape Lifesciences Inc. and Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2025).

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

101**

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

Dated: August 14, 2025