Form 10-Q
period 2025-09-30
Vyome Holdings, Inc
filed 2025-11-14
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-37897

VYOME HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1828101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harvard Square, One Mifflin Place, Suite 400, Cambridge, MA
(Address of principal executive offices) (zip code)

(973) 832-8147
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common stock, $0.001 par value per share	HIND	The Nasdaq Capital Market

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

As of November 13, 2025, 5,644,494 shares of the registrant’s Common Stock were outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VYOME HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amount in USD)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,707,012	$101,904
Accounts receivables, net	23,001	2,294
Deferred offering costs	-	111,415
Prepaid expenses	214,850	9,039
Other current assets	92,394	77,394
Total current assets	6,037,257	302,046
Non-current assets
Property and equipment, net	50,168	59,179
Intangible asset - shell company	314,191	314,191
Goods and service tax and other credits receivable	606,914	646,758
Right-of-use of asset, net	36,866	59,387
Total non-current assets	1,008,139	1,079,515
Total assets	$7,045,396	$1,381,561
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$1,903,563	$965,607
Due to Affiliates	184,621	129,346
Operating lease liability - current portion	30,458	28,024
Salary and post-employment benefits payable	906,939	919,440
Other current liabilities	93,204	107,937
Convertible debt - current portion	-	3,589,410
Total current liabilities	3,118,785	5,739,764
Non-current liabilities
Operating lease liability - net of current portion	8,151	32,830
Total non-current liabilities	8,151	32,830
Total liabilities	3,126,936	5,772,594
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Common stock, 300,000,000 shares authorized, 5,556,295 (VHI) and 386 (VTI) shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,556	1
VTI’s Preferred stock, 16,000,000 shares authorized, 3,076 shares issued and outstanding as of December 31, 2024	-	3
Additional paid in capital	88,930,632	51,084,877
Accumulated deficit	(86,338,112)	(55,422,744)
Accumulated other comprehensive loss	(68,363)	(53,170)
Equity attributable to shareowners of VHI	2,529,713	(4,391,033)
Non-controlling interest	1,388,747	-
Total stockholders’ equity (deficit)	3,918,460	(4,391,033)
Total liabilities and stockholders’ equity (deficit)	$7,045,396	$1,381,561

The accompanying notes are an integral part of these consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amount in USD)	Nine Months ended September 30, 2025	Nine Months ended September 30, 2024

Revenue	$283,163	$195,516
Cost of goods sold	(86,458)	(63,307)
Gross profit	196,705	132,209
Operating expenses
Depreciation and amortization	9,297	13,483
Selling, general and administrative	1,369,365	651,196
Research and development expenses	210,006	217,864
Transactional and financing advisory fees	7,705,533	-
Total operating expenses	9,294,201	882,543
Operating loss	(9,097,496)	(750,334)

Other income/(expense), net:
Interest expense	(136,697)	(153,229)
Other income, net	5,649	2,345
Fair value adjustment	30,511	(239,686)
Total other expense, net	(100,537)	(390,570)
Net loss	(9,198,033)	(1,140,904)
Net loss attributable to non-controlling interest	(161,489)	-
Net loss attributable to owners of the Company	(9,036,544)	(1,140,904)
Other comprehensive loss
Foreign currency translation adjustments	(15,193)	60
Total comprehensive loss	$(9,213,226)	$(1,140,844)

Net loss per share:
Loss per share – basic and diluted	$(10.00)	$(2,955.71)
Weighted average number of shares outstanding – basic and diluted	919,754	386

The accompanying notes are an integral part of these consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amount in USD)	July 1 to September 30, 2025	July 1 to September 30, 2024

Revenue	$34,627	$84,526
Cost of goods sold	(16,577)	(47,441)
	18,050	37,085
Operating expenses
Depreciation and amortization	2,806	4,427
Selling, general and administrative	844,344	246,821
Research and development expenses	39,677	66,815
Transactional and financial advisory fees	7,705,533	-
Total operating expenses	8,592,360	318,063
Operating loss	(8,574,310)	(280,978)

Other income/(expense), net:
Interest expenses	(25,604)	(45,742)
Other income, net	4,614	638
Fair value adjustment	-	(221,690)
Total other expense, net	(20,990)	(266,794)
Net loss	(8,595,300)	(547,772)
Net loss attributable to non-controlling interest	(161,489)	-
Net loss attributable to owners of the Company	(8,433,811)	(547,772)
Other comprehensive loss
Foreign currency translation adjustments	(15,206)	144
Total comprehensive loss	$(8,610,506)	$(547,628)

Net loss per share:
Loss per share – basic and diluted	$(3.12)	$(1419.10)
Weighted average number of shares outstanding – basic and diluted	2,758,490	386

The accompanying notes are an integral part of these consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

	Common stock		Preferred stock		Additional Paid-in	Accumulated	Non- Controlling	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(Amount in USD)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Loss)	(Deficit)
Balance at December 31, 2023	386	$1	2,968	$3	$47,855,358	$(53,975,283)	$-	$(54,297)	$(6,174,217)
Net loss for the period						(127,302)			(127,302)
Foreign currency translation adjustment								(81)	(81)
Balance at March 31, 2024	386	$1	2,968	$3	$47,855,358	$(54,102,585)	$-	$(54,378)	$(6,301,600)

Issuance of shares in settlement of accrued compensation liability					1,115,232				1,115,232
Issuance of shares in settlement of liability			86	-	1,680,210				$1,680,210
Net loss for the period						(465,830)			(465,830)
Foreign currency translation adjustment								$(3)	(3)
Balance at June 30, 2024	386	$1	3,054	$3	$50,650,800	$(54,568,415)	$-	$(54,381)	$(3,971,992)

Conversion of note to preferred shares			22		434,077				434,077
Net loss for the period						(547,772)			(547,772)
Foreign currency translation adjustment								$144	144
Balance at September 30, 2024	386	$1	3,076	$3	$51,084,877	$(55,116,187)	$-	$(54,237)	$(4,085,543)

Balance at December 31, 2024	386	1	3,076	$3	$51,084,877	$(55,422,744)		$(53,170)	$(4,391,033)
Net loss for the period						(293,973)			(293,973)
Foreign currency translation adjustment								1.	1
Balance at March 31, 2025	386	$1	3,076	$3	$51,084,877	$(55,716,717)	$-	$(53,169)	$(4,685,005)

Net loss for the period						$(308,760)			$(308,760)
Foreign currency translation adjustment								12	12
Balance at June 30, 2025	386	$1	3,076	$3	$51,084,877	$(56,025,477)	$-	$(53,157)	$(4,993,753)

Stock based compensation					574,109				574,109
Issuance (and exercise) of warrants to investors	6,008,589	6,009			2,457,513	(2,457,513)			6,009
Conversion of certain preferred shares for new classes of preferred shares			1,238,604	1,239	19,420,072	(19,421,311)			-
Issuance of shares to advisors	376,256	376			5,899,318				5,899,694
Conversion of preferred stock to common stock	1,241,680	1,242	(1,241,680)	(1,242)					-
Conversion of notes payable to common stock	534,850	535			3,972,994		84,720		4,058,249
Net shares of VTI exchanged into Vyome Holdings common stock	(3,196,998)	(3,199)			(534,929)		540,507		2,379
Shares issued in connection with offering	520,514	521			5,488,531		925,009		6,414,061
Shares issued in connection with ATM financing, net of co,’	71,018	71			679,562				679,633
Deferred cost offset against offering					(111,415)				(111,415)
Net loss for the period						(8,433,811)	(161,489)		(8,595,300)
Foreign currency translation adjustment								(15,206)	(15,206)
Balance at September 30, 2025	5,556,295	$5,556	-	$-	$88,930,632	$(86,338,112)	$1,388,747	$(68,363)	$3,918,460

The accompanying notes are an integral part of these consolidated financial statements

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in USD)	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities
Net loss	$(9,198,033)	$(1,140,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,297	13,483
(Gain) loss on fair value adjustment of convertible debt	(30,511)	239,686
Non-cash accrued interest expense	130,659	137,942
Stock compensation expense - stock options	574,109	-
Stock compensation expense – common stock	5,899,694	-
Changes in assets and liabilities:
Accounts receivable, net	(20,707)	66,468
Prepaid expenses and other current assets	(220,811)	113
Other assets	62,080	20,576
Accounts payable and accrued expenses	521,522	(177,054)
Due to Affiliates	55,275	64,457
Post employment benefits	(15,501)	175,510
Other liabilities	(37,728)	(11,445)
Net cash used in operating activities	(2,270,655)	(611,168)
Cash flows from investing activities:
Purchase of fixed assets	-	(1,151)
Net cash used in investing activities	-	(1,151)
Cash flows generated from financing activities:
Proceeds from issuance of convertible debt	191,253	613,542
Proceeds from promissory note issued by Reshape	600,000	-
Proceeds from sale of common stock pursuant to ATM agreement	679,633
Proceeds from sale of common stock under Concurrent Financing	6,675,061	-
Issuance costs of Concurrent Financing	(261,000)
Proceeds from exercise of warrants	6,009
Advance from affiliates	-	30,943
Net cash from financing activities	7,890,956	644,485
Effect of exchange rate changes on cash and cash equivalents	(15,193)	60
Net increase in cash and cash equivalents	5,605,108	32,226
Cash and cash equivalents at beginning of the period	101,904	16,646
Cash and cash equivalents at end of the period	$5,707,012	$48,872

Supplemental non-cash and financing activities:
Shares issued in settlement of liability to vendor		$1,680,210
Exchange of accrued fees to director for stock options		$450,000
Exchange of accrued compensation for stock options		$665,232
Incremental fair value of exchange of VTI preferred shares for new series of VTI preferred shares	$19,421,311	-
Conversion of preferred shares of VTI to common stock of VTI	$1,242	-
Net liabilities assumed upon Merger with Reshape	$415,000	-
Reclassification of debt and equity accounts to non-controlling interests	$1,535,227	-
Conversion of debt into common stock	$3,973,529	-
Fair value of issuance of warrants to preferred shareholders	$2,457,513	-
Reclass of deferred offering costs to additional paid in capital	$111,415	-

The accompanying notes are an integral part of these consolidated financial statements

VYOME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts are in US Dollars except per share data and as stated otherwise)

1.	Organization and principal activities

a)	Merger Transaction:

Vyome Holdings Inc. (“Vyome Holdings” or the “Company”), formerly known as Reshape Lifesciences, Inc. (“Reshape”), is the holding company for Vyome Therapeutics, Inc. (“VTI”), a Delaware corporation, and its subsidiary in India, Vyome Therapeutics Limited (“VTL”) and are collectively referred to as “Vyome”.

VTI signed a definitive merger agreement (“Merger”) with Reshape Lifesciences, Inc. (“Reshape”) in July 2024, and such transaction was completed on August 14, 2025. Immediately prior to the Merger, Reshape sold substantially all of its assets and operations to a third-party. Immediately prior to the Merger, all of the convertible notes and preferred stock of Vyome were converted into shares of common stock based upon negotiated values. As a result of the Merger, the Board of Directors and management team of Reshape resigned, the Board of Directors and management of VTI were installed, and the Company became a Nasdaq-listed company. Reshape changed its name to Vyome Holdings, Inc. (the “Combined Company”) and began trading under the ticker symbol “HIND”. The Company will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities in the world-class US-Indian innovation corridor for the global market.

The Company has accounted for the transaction as a reverse recapitalization with Vyome. as the accounting acquirer. Because VTI is the accounting acquirer, its historical financial statements became the Company’s historical financial statements, and such assets and liabilities continued to be recorded at their historical carrying values. The impact of the recapitalization has been retroactively applied to all periods presented. Immediately after the closing of the Merger and the consummation of a private placement offering, the former holders of common stock of VTI owned, in the aggregate, approximately 88% of the common shares, with Reshape’s shareholders immediately prior to the Merger owning approximately 12% of common shares outstanding.

b)	Business

The Company is a Cambridge, Massachusetts-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions. The lead program VT-1953, a topical gel with a novel molecule to treat signs and symptoms of Malignant Fungating wounds, is a potential orphan drug program. The Company is planning to have discussions with the Food & Drug Administration (FDA) on the pivotal trial protocol in the first quarter of 2026. The Company had initiated a Phase II investigator-initiated trial in the first quarter of 2025 for VT-1953 and announced interim results in September 2025. The Company also has a Pre-Investigative New Drug application stage ophthalmic drops program, a potentially orphan drug program, and a repurposed immune modulator to treat steroid-sparing anterior uveitis. Another late clinical-stage program, VB 1953, for moderate to severe inflammatory acne has successfully completed its Phase II clinical trial with positive read-outs, and this program is Phase III ready. The Company may experience delays in the conduct of clinical trials of its product candidates. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Any delays in completing the Company’s clinical trials will increase its costs, slow down its product development, timeliness, and approval process, and delay its ability to generate revenue.

The Company is also developing other assets for treating immune-inflammatory diseases, which are in pre-clinical or early clinical development.

The Company also has commercialized novel reformulated topical anti-fungal products using its patented technology after two such products successfully completed clinical testing in India. The Company has entered into a licensing and marketing agreement with the Sun Pharma group of companies in India (“Sun Pharma”) to sell a family of novel topical anti-fungal products owned by the Company. The Company used third-party entities to manufacture the products. In December 2024, the licensing and marketing agreement was terminated.

The Company has entered into a Development and Licensing agreement for Luliconazole (an anti-fungal product) with Sun Pharma for additional development and commercialization in India. Sales of Luliconazole commenced in the third quarter of 2023 by Sun Pharma.

Since its inception, the Company has devoted substantially all its efforts to drug development, business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of pre-clinical studies, clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to transition from pilot scale manufacturing to large scale production.

c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2025, and 2024, the Company generated a net loss of $ 9,198,033 and $1,140,904, respectively. For the three months ended September 30, 2025, and 2024, the Company generated a net loss of $ 8,595,300 and $547,772, respectively. The Company’s major sources of funds prior to the Merger have been through the sale of preferred stock and the issuance of convertible debt. As a result of the Merger transaction and private placement offering described in Note 9, and depending upon the timing of the commencement of certain clinical activities, the Company believes it has sufficient funds to finance the operating requirements for at least the next 12 months from the issuance of these Condensed Consolidated Financial Statements. The Company has access to a financing facility to sell shares of common stock of the Company through an ATM facility which may be accessed under certain circumstances– See Note 9. Further, the Company will be able to determine the timing of when planned clinical and pre-clinical operations will commence.

Obtaining additional financing to support the successful development of the Company’s contemplated plan of drug development and operations and its transition, ultimately, to the attainment of profitable operations, is necessary for the Company to continue operations. The Company will continue to seek funds through debt or equity financings, marketing and distribution arrangements, and other collaborations, strategic alliances, and licensing arrangements, or other sources of financing. However, there can be no assurances that such financing or other strategic transactions will be available on acceptable terms, or at all. If the Company is unable to raise additional funds, it will need to do one or more of the following:

●	Delay clinical trials and processes;

●	License third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;

●	Seek strategic alliances or business combinations;

●	Attempt to sell the Company;

●	Cease operations; or

●	Declare bankruptcy

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management is implementing plans to reduce expenses and seek additional financing. However, there can be no assurance that these plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”). The information as of September 30, 2025, and for the nine months ended September 30, 2025, is unaudited, whereas the consolidated balance sheet as of December 31, 2024, is derived from the VTI’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements for the year ended December 31, 2024.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year. Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

In August 2025, the Board of Directors of the Company approved a 5,000: 1 reverse stock split. All share and per share numbers have been updated to reflect such a reverse stock split.

b)	Segments

The Company organized its operations into two operating segments. The segments reflect the way the Company evaluates its business performance and manages its operations by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as its chief executive officer. The Company determined it has two operating segments: (1) Pharmaceutical segment, and (2) Biotechnology segment. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. See Note 14.

As the Company’s long-lived assets, except for the intangible asset, are substantially all located in India, and all of the Company’s revenue and expenses related to the sale of products are derived from within India, no geographical segments are presented.

c)	Basis of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries, VTL and VTI, and other wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation.

d)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Significant estimates used in preparing these unaudited consolidated financial statements include the realization of deferred tax assets, timing of the recognition of research and development costs, fair value of debt and equity-based instruments, and future obligations under employee benefit plans.

e)	Foreign Currency Translation and Transactions

The Company also operates in India, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the US dollar and the Indian Rupee.

The Company’s functional currency is the United States Dollar. The functional currency of its Indian subsidiary is Indian National Rupees. Consequently, revenues and expenses of operations of the Indian subsidiary are translated into United States Dollars using average period exchange rates, while assets and liabilities of the Indian subsidiary are translated into United States Dollars using the year-end exchange rate in effect at the balance sheet dates. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of Accumulated Other Comprehensive loss, a separate component of stockholders’ equity (deficit) in the accompanying consolidated balance sheets.

Transactions in foreign currencies are translated at the exchange rate prevailing on the date of the transaction. Resulting gains or losses from the settlement of such foreign currency transactions are included in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are expressed in functional currency at the historical exchange rates. Losses resulting from foreign currency transactions amounting to $15,193 and ($60) for the nine months ended September 30, 2025, and 2024, respectively, are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

f)	Cash and Cash Equivalents

Cash includes all highly liquid instruments with a maturity of three months or less when purchased. VTI and VHI maintain their cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times during the year, such balances may exceed the FDIC limit. The Company has not experienced any credit losses associated with its balances in such accounts. Cash held in the U.S. bank account of VTI as of September 30, 2025, and December 31, 2024, was $4,697,807 and $ 3,197, respectively. Cash held in India in VTL bank accounts as of September 30, 2025, and December 31, 2024, was $1,009,205 and $98,707, respectively.

g)	Accounts Receivable, net

Accounts receivable are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current creditworthiness. The Company follows Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which removed all current thresholds and requires entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based on expected losses rather than incurred losses. Management determined that no allowance for doubtful accounts was necessary as of September 30, 2025, and December 31, 2024.

h)	Property and equipment, net

Property and equipment is stated as net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, summarized as follows:

●	Computers and software. 3 years

●	Office equipment. 5 years

●	Furniture and Fixtures. 10 Years

●	Lab machinery. 10 years

●	Leasehold improvements Lower of estimated useful life or remaining period of lease term

Repairs and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. When assets are disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in operations.

i)	Goods and Service Tax and Other Credits Receivable

The Company has indirect tax credit carry-forwards arising in India, which may be utilized or refunded as VTL generates sales to third parties or invoices to VTI pursuant to intercompany transfer pricing arrangements. The Company expects to utilize these indirect tax credit carry-forwards over a 4-to-5-year period.

j)	Intangible Assets

On August 21, 2021, Vyome acquired the majority of the outstanding shares, representing substantially all of the outstanding shares of preferred stock of Livechain, Inc. (“LICH”) for $220,000. The total costs of the shares acquisition were $314,191. LICH is an inactive non-reporting shell (“Shell Company”) that trades on the OTCID operated by OTC Markets Group under the ticker symbol LICH. As of the date of the acquisition of LICH and through September 30, 2025, LICH had no operations. LICH did not meet the definition of a business and therefore was accounted for as an asset acquisition of the shell company, a single indefinite-lived asset.

Intangible assets with indefinite lives (i.e., non-reporting shell) are not amortized; rather, they are tested for impairment annually or whenever events or circumstances exist that would make it more likely than not that an impairment exists.

k)	Impairment of Long-Lived Assets

The Company evaluates all long-lived assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. As of September 30, 2025, and December 31, 2024, management has determined that the value of the shares acquired in LICH is not impaired.

l)	Non-Controlling interest

Noncontrolling interest reported as a component of equity on the consolidated balance sheets represents the equity interests not owned by the Company and is recorded for consolidated entities the Company controls, but which the Company owns less than 100%. The portion of the loss attributable to each such subsidiary that is held by outside investors is reported as Loss Attributable to Non-Controlling Interest in the Consolidated Statements of Operations and Comprehensive Loss.

m)	Revenue Recognition

The Company recognizes revenue under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Step 1: Identify the contract with the customer;

●	Step 2: Identify the performance obligations in the contract;

●	Step 3: Determine the transaction price;

●	Step 4: Allocate the transaction price to the performance obligations in the contract; and

●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company records sales of its dermatological products to the pharmaceutical company when performance obligations with its customer are satisfied. The Company’s performance obligation is a promise to transfer a distinct good to the customer, and each distinct good represents a single performance obligation. Such performance obligations are satisfied at a point in time, and revenues are recognized when all rights and rewards of ownership are transferred. The majority of the Company’s products are shipped by common carriers resulting in recognition of revenues upon shipment, at which time control passes to the customer. Revenue is measured at the amount of consideration the Company expects to receive in exchange for the transfer of products. Customers may be entitled to cash discounts, typically denoted at the time of invoicing and shipping. Such amounts are considered to be variable consideration under ASC 606. An estimate for cash discounts is included in the transaction price as a component of sales and is estimated based on the satisfaction of outstanding receivables and historical performance. The Company does not have any material financing terms as payment is received shortly after the transfer of control of the products to the customer within a period of 30-60 days.

Net service fee payment and agent fees for sales of products made by Sun Pharma are recorded as service fee revenue in the period earned

Pursuant to licensing and marketing contracts, the Company receives payments from its pharmaceutical company marketing partner for the right to distribute the products (“royalties”). Such royalty payments are linked to the net sales value of the products by its marketing partner to third parties and are recognized in the period to which the royalty relates. Such amounts are recorded under revenue from operations in the Consolidated Statements of Operations and Comprehensive Loss.

The Company recognizes milestone payments under the license and marketing agreements when all performance obligations are completed, typically when there are no further steps required by the Company for that milestone.

n)	Cost of products sold

The cost of products sold represents the cost of manufacturing the products supplied by third-party manufacturers.

o)	Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of internal and external expenses. Internal expenses include employee compensation and overheads. External expenses include development, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates have been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs. Payments made to third parties that perform research and development services on the Company’s behalf are expensed as services are rendered, or as contractually agreed.

p)	Stock-based Compensation

The Company accounts for stock options granted to employees and non-employees at fair value, which is measured using the Black-Scholes Option pricing model. Measurement inputs include share price on the measurement date, the exercise price of the instrument, expected volatility (based on weighted average historic volatility for a duration equal to the weighted average life of the instruments, life based on the average of the vesting and contractual periods for employee awards as minimal prior exercises of options in which to establish historical exercise experience), and the risk-free interest rate. The expected life of the stock options is not necessarily indicative of exercise patterns that may occur. The fair value measurement date for employee awards is the date of the grant.

The expected life of the stock options in years is estimated using the “simplified method,” as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, as the Company has no historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome. Prior to the Merger, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option. The expected dividend yield is zero as the Company has no history of paying dividends and no plans to do so in the near term.

Stock-based compensation expense attributable to equity awards granted to employees is measured at the grant date based on the fair value of the award. The expense is recognized on a straight-line basis over the requisite service period for awards that vest, which is generally the period from the grant date to the end of the vesting period. Stock-based awards provided to non-employees are measured and expensed as the services are provided.

The Company’s policy is to account for forfeitures of awards when they occur in accordance with ASC 718, Compensation-Stock Compensation. The Company reverses compensation cost previously recognized in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.

As the Company’s common stock has not been publicly traded prior to the Merger, its board of directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an independent valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

q)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards in the Condensed Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the unaudited consolidated statements of operations in the period that includes the enactment date.

Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When the Company changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.

The Company also accounts for uncertain tax positions in accordance with ASC Topic 740, Income Taxes. This guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of September 30, 2025, and December 31, 2024, the Company had no uncertain tax positions that affected its financial position and its results of operations or its cash flows, and will continue to evaluate for uncertain tax positions in the future. There are no interest costs or penalties provided for in the Company’s consolidated financial statements for the nine months ended September 30, 2025, and 2024. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the general and administrative expenses category in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

r)	Leases

ASC Topic 842, “Leases”, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

The Company adopted the following practical expedients and accounting policies elections related to this standard:

●	Short-term lease accounting policy election allowing lessees to not recognize ROU assets and liabilities for leases with a term of 12 months or less; option to not separate lease and non-lease components in the Company’s lease contracts; and

●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing the capitalization of initial direct costs for any existing leases.

Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 12.

s)	Notes Payable

The Company has elected to account for notes payable issued to investors using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. See Note 8 for additional information.  Pursuant to ASC 815-40-65-1(d), the Company made a one-time irrevocable election to apply the fair value option in ASC 825-10 for any liability classified convertible securities that are within the scope of ASC 825-10.

t)	Fair Value Measurements

The Company considers its cash and cash equivalents, accounts receivable, and accounts payable to meet the definition of financial instruments, and the carrying amounts of such instruments approximated their fair values due to the short maturities of these instruments. The Company recorded the convertible debt at fair value.

The Company measures fair value as required by the ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 -	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 -	Unobservable inputs for the asset or liability are only used when there is little if any, market activity for the asset or liability at the measurement date.

The Company utilizes a Probability Weighted Expected Return Model (“PWERM”) to value the convertible debt and promissory notes. The quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s convertible debt that is categorized within Level 3 of the fair value hierarchy included the discount rate and expected financing date. The other factors used in the calculation of fair value are contractual terms of the convertible note and promissory note instruments.

The following table sets forth the financial liabilities, measured at fair value, by level within the fair value hierarchy as of September 30, 2025, and December 31, 2024

	September 30,	December 31,
	2025	2024
Level 3
Convertible debt	$-	$3,589,410

u)	Basic and diluted net loss per common share

Net loss per share information is determined using the two-class method, which includes the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (a “participating security”). The Company considered its Preferred Stock to be participating securities because the shares included rights to participate in dividends with the common stock.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Preferred Stock. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. In periods with net income attributable to common stockholders, the Company would allocate net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Diluted net loss per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method.

During the nine months ended September 30, 2025, and 2024, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options would have an anti-dilutive effect. The number of shares potentially issuable upon conversion of the debt is not currently calculable and would be anti-dilutive.

The dilutive shares as of September 30, 2025 and 2024, not included in the dilutive loss per share calculation, are as follows:

	September 30,	September 30,
	2025	2024
Stock options	2,763,181	294
Warrants	817	-
Preferred stock	-	3,076
Shares that are subject to put call option agreement for certain entitled VHI shares	1,715,339	-
	4,479,337	3,370

v)	Post Employment benefits

The Subsidiary in India has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days basic salary payable for each completed year of service or part thereof in excess of three months subject to a limit of INR 2,000,000 (equivalent to approximately $ 24,000). Vesting occurs upon completion of 5 years of continuous service.

Accumulated compensated absences, which are expected to be encashed within 12 months from end of the year, are treated as short-term employee benefits. The obligation towards the same is measured at the expected cost of accumulating compensated absences as the additional amount expected to be paid as a result of the unused entitlement at the end of the year. Actuarial gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the year in which they arise.

w)	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are early adopted by the Company or adopted as of the specified effective date. There were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on its consolidated financial statements.

3.	Other current assets

Other current assets consist of the following:

	September 30,	December 31,
	2025	2024
Advances to suppliers	$7,057	$12,134
Other receivables	70,056	48,648
Others	15,281	16,612
Total other current assets	92,394	77,394
Prepaid expenses	214,850	9,039
Total	$307,244	$86,433

Prepaid expenses consist primarily of prepaid directors’ and officers’ insurance.

4.	Property and equipment, net

Property and equipment, net consist of the following:

	September 30,	December 31,
	2025	2024
Buildings and Improvement	$124,152	$128,778
Computer and office equipment	52,742	52,412
Furniture & fixtures	13,683	13,865
Laboratory equipment	397,043	411,840
Total	587,620	606,895
Accumulated depreciation	(537,452)	(547,716)
Net fixed assets	$50,168	$59,179

Depreciation expense was $9,297 and $13,483 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense was $2,806 and $4,427 for the three months ended September 30, 2025 and 2024, respectively.

5.	Goods and services tax and other credits receivable

The Company’s balance of goods and services tax and other credits receivable from government authorities as of September 30, 2025, and December 31, 2024, consists of the following:

	September 30,	December 31,
	2025	2024
Tax deducted at source and tax collected at source receivable	$15,999	$3,283
Input goods and service tax credit	590,915	643,475
	$606,914	$646,758

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses as of September 30, 2025, and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$1,654,373	$501,921
Accrued expenses	249,190	463,686
	$1,903,563	$965,607

7.	Salary and post-employment benefits payable

Salary and post-employment benefits payable as of September 30, 2025, and December 31, 2024, consist of the following:

	September 30,	December 31,
	2025	2024
Salaries payable	$748,789	$777,578
Accrued leave encashment (note 13)	78,223	72,768
Accrued gratuity plan (note 13)	79,927	69,094
	$906,939	$919,440

In June 2024, an officer and a director of the Company agreed to forgo accrued salaries and consulting fees payable of $1,115,232 in exchange for the issuance of stock options for the purchase of 129 shares of common stock (see Note 10). The Company accounted for this debt extinguishment as a capital contribution since the liability was with related parties. Accordingly, the difference between the liability extinguished of $1,115,232 and the fair value of the stock options issued ($379,950) of $ 735,282 is considered a capital contribution.

8.	Convertible debt and Promissory Notes- ReShape

Convertible Debt

Commencing in October 2020 through February 2024, the Company began raising money through the issuance of a compulsorily convertible promissory note (the “Promissory Note”) pursuant to a Subscription Agreement (the “Subscription Agreement”). The Promissory Note was issued as part of a private placement (the “Offering”) for the sale of up to $1,982,000 ) of secured convertible promissory notes (collectively, the “Promissory Notes”) for a period of three years of maturity. The Promissory Notes bear interest at a rate of eight percent (8%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at maturity in three (3) years (“Maturity Date”). Significant conversion terms of the Promissory Notes are as follows:

a) In the event that the Company issues and sells shares of its equity securities (“Equity Securities”) to investors (the “Investors”) prior to the Maturity Date in an equity financing with total proceeds to the Company of not less than $10,000,000 (excluding the conversion of the Promissory Notes or other convertible securities issued for capital raising purposes (e.g., Simple Agreements for Future Equity) (a “Qualified Financing”), then the outstanding principal amount of this Note and any unpaid accrued interest shall automatically convert in whole without any further action by the Holder into Equity Securities sold in the Qualified Financing at a conversion price equal to the cash price per share paid for Equity Securities by the Investors in the Qualified Financing multiplied by 0.75 in some notes or 0.8 in some other notes; provided, that if such Qualified Financing is also a Deemed Liquidation Event (as defined in VTI’s Certificate of Incorporation, as amended, restated, and otherwise in effect from time to time, the (“Certificate of Incorporation”), shall govern with respect to the conversion of this Note. The issuance of Equity Securities upon the conversion of this Note shall be upon and subject to the same terms and conditions applicable to Equity Securities sold in the Qualified Financing. Notwithstanding the foregoing, if the conversion price of the Notes as determined pursuant to the foregoing (the “Conversion Price”) is less than the price per share at which Equity Securities are issued in the Qualified Financing, the Company may, solely at its option, elect to convert the Promissory Note into shares of a newly created series of preferred stock having the identical rights, privileges, preferences and restrictions as Equity Securities issued in the Qualified Financing, and otherwise on the same terms and conditions, other than with respect to (if applicable): (i) the per share liquidation preference and the conversion price for purposes of price-based anti-dilution protection, which will equal the Conversion Price; and (ii) the per share dividend, which will be the same percentage of the Conversion Price as applied to determine the per share dividends of the Investors in the Qualified Financing relative to the purchase price paid by the Investors. For the avoidance of doubt, such newly created series of preferred stock described in the preceding sentence shall be pari passu with the Equity Securities issued in the Qualified Financing.

b) If the Company consummates a transaction that is a Deemed Liquidation Event (as defined in the Certificate of Incorporation) while the Promissory Note remains outstanding, then the outstanding principal amount of the Promissory Note and any unpaid accrued interest shall, immediately prior to the closing of such Deemed Liquidation Event, automatically convert in whole without any further action by the holder of the Promissory Note into shares of a newly created series of preferred stock (“New Senior Preferred Stock”) at a conversion price equal to the Original Issue Price (as defined in the Certificate of Incorporation) for the most senior series of preferred stock of the Company outstanding at such time (the “New Senior Preferred Conversion Price”). The New Senior Preferred Stock shall have the identical rights, privileges, preferences and restrictions as the most senior series of preferred stock of the Company outstanding at the time of such conversion, other than with respect to: (i) the per share liquidation preference, which shall be equal to two (2) times in some notes three (3) times in the other notes the New Senior Preferred Conversion Price; (ii) the conversion price for purposes of price-based anti-dilution protection, which will equal the New Senior Preferred Conversion Price; and (iii) the per share dividend, which will be the same percentage of the New Senior Preferred Conversion Price as applied to determine the per share dividends of the holders of the most senior series of preferred stock of the Company outstanding at such time relative to the Original Issue Price for such shares. For the avoidance of doubt, the New Senior Preferred Stock shall be senior to the most senior series of preferred stock of the Company outstanding at such time and shall be pari passu with all other securities into which compulsory convertible notes issued by the Company convert.

c) If the Promissory Note has not otherwise been converted pursuant to the above, then, effective as of the Maturity Date, all outstanding principal and accrued and unpaid interest under the Promissory Note shall be automatically converted into Series D Preferred Stock, at a conversion price equal to the New Senior Preferred Conversion Price.

During 2023 and through September 2025, certain of the Promissory Notes reached their maturity date and were extended by an additional year. In connection with such extension, the conversion rate was amended from 0.80 to 0.75, and the liquidation preference was amended from three times to two times. All other terms remained the same. The Company accounted for such extension as a modification of the debt instrument. In August 2024, two of the Promissory Notes with an aggregate principal plus accrued interest of $ 434,077 were converted into 22 shares of Series D Preferred stock at $19,450 per share. All other noteholders whose Promissory Notes reached their initial maturity date agreed to the extension terms as noted above.

In July 2024, the Company began offering investors the opportunity to participate in a private placement offering, providing the investors the right to purchase shares of its common stock, bridge notes and warrants and other equity rights in VTI and VTL, some of which are dependent upon the completion of the Merger (the “Concurrent Financing”). An aggregate of 34 investors agreed to participate in such Concurrent Financing through the date of the Merger, for an aggregate of approximately $7.3 million, of which approximately $ 659,542 was received before closing of the Merger, in the form of bridge notes in VTI and VTL (the “Bridge Notes”). The Bridge Notes had similar terms to the Promissory Notes, except for a one-year term and were convertible at a 30% discount to the Merger valuation.

The fair value amount of the Promissory Notes and Bridge Notes and accrued interest is summarized as follows:

	September 30,	December 31,
	2025	2024
Current portion
Conversion rate at 70% of Merger Valuation	$-	$487,206
Conversion rate at 75% of Qualified Financing	-	3,102,204

Total	$-	$3,589,410

The Company has elected to record the Promissory Notes and Bridge Notes at fair value. Changes in the fair value of the Convertible Notes for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Balance, beginning of the period	$3,589,410	$2,930,888
Additional notes issued	191,253	613,542
Interest accrued	130,659	137,942
Change in fair value	150,673	239,686
Conversion of notes and accrued interest to shares	(4,061,995)	(434,077)
Total	$-	$3,487,981

Changes in the fair value of the Promissory Notes and Bridge Notes for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Balance, beginning of the period	$4,039,812	$3,381,084
Additional notes issued	-	273,542
Interest accrued	22,183	45,742
Change in fair value	-	221,690
Conversion of notes to shares	(4,061,995)	(434,077)
Total	$-	$3,487,981

In connection with the Merger, all of the Promissory Notes and Bridge Notes were converted into shares of 534,850 and 86 shares of common stock of VTI and VTL, respectively. Since the terms of the conversion were as specified in the original Promissory Notes and Bridge Notes agreement and the debt was not modified or extinguished, pursuant to ASC 470-20-40-4 as amended by ASU 2020-06, there is no recognition of any additional interest expense upon conversion.

Promissory Notes – ReShape (“Reshape Notes”)

VTIentered into a note payable with Reshape for $400,000, of which payments under such note were received in several instalments from April 16, 2025 to June 5, 2025. The note bears interest at 8% per annum, is senior to any existing promissory or bridge notes, and matures on September 30, 2025. On June 28, 2025, the Company borrowed an additional $200,000 from Reshape pursuant to the same terms. The Reshape Notes were cancelled at the date of the Merger; however, the outstanding principal and interest were a part of the calculation of the relative shares of common stock of the Company retained by former Reshape shareholders at the Merger date. Changes in the fair value of the Reshape Notes for the nine months ended September 30, 2025, are summarized as follows:

Nine months ended
September 30, 2025
Balance, beginning of the period	$-
Borrowings	600,000
Change in fair value	(181,184)
Elimination of notes due to Merger	(418,816)
Total	$-

Overall Debt

Interest expense on the above debt instruments was $130,659 and $137,942 for the nine months ended September 30, 2025, and 2024, respectively. Interest expense on the above debt instruments was $22,183 and $45,742 for the three months ended September 30, 2025, and 2024, respectively.

The fair value of the Promissory Notes, Bridge Notes, and Reshape Notes, and Reshape Notes is classified within Level 3 of the fair value hierarchy, using the inputs below to calculate the fair value. The Company used a probability-weighted scenario analysis to determine the fair value of the convertible notes. The risk-free rate used in the analysis is based on the yield on a U.S. government zero-coupon bond, interpolated for the period that corresponds to the time to liquidity as at the valuation date.

	September 30, 2025	December 31, 2024
Adjusted Interest rate	4.41% to 4.45%	4.16% to 4.40%

Time to Financing Date	1-3 months	6-8 months

9.	Common Stock and Preferred Stock

Authorized Capital

VTI had been authorized to issue 20,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share. In June 2024, the number of authorized shares of preferred stock increased to 16,000,000 shares. In August 2025, the Board of Directors of the Company approved a 5,000 : 1 reverse stock split. In August 2025, VTI amended the Articles of Incorporation of the Company to authorize three new series of preferred stock, with similar rights as the existing shares of preferred stock:

a.	Series D-1 – 23,658 shares authorized with an “original issuance price” of $8.874 per share

b.	Series D-2 – 315,256 shares authorized with an “original issuance price” of $5.886 per share

c.	Series Seed-1 – 900,000 shares authorized with an “original issuance price” of $0.936 per share

The Company has 300,000,000 shares of common stock authorized.

VTI Common stock transactions

In August 2025, VTI issued 376,256 shares of common stock to certain advisors and consultants. The fair value of such shares of approximately $5.9 million is recorded principally as a Transactional and Financial Advisory Fee in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025.

In August 2025, VTI issued warrants to certain preferred shareholders, who agreed to participate in the Concurrent Financing, to purchase 6,008,589 shares of VTI common stock at $0.001 per share. The warrants were immediately exercised, and VTI received $6,009 in proceeds from such exercise. The fair value of the warrants, or $2,457,513, is considered a shareholder transaction and recorded analogous to a “deemed dividend” in the Condensed Consolidated Statement of Stockholders’ Equity.

In August 2025, all of the preferred stock outstanding was converted into 1,241,680 shares of VTI common stock.

As discussed in Note 8, all of the outstanding VTI’s Promissory Notes and Bridge Notes and related accrued interest were converted into 534,850 shares of VTI common stock.

VTI Preferred stock

In August 2025, several preferred shareholders were issued shares of a new series of preferred stock in exchange for their current holdings in earlier issued series of preferred stock as follows:

a.	11 shares of Series D preferred stock exchanged into 23,658 shares of Series D1 preferred stock

b.	96 shares of Series D preferred stock exchanged into 315,256 shares of Series D2 preferred stock

c.	203 shares of Series D preferred stock exchanged into 900,000 shares of Seed Series-1 preferred stock

Such shareholders received an aggregate of 1,238,604 additional shares of preferred stock. The estimated fair value of such additional preferred shares was $19,421,311 is considered a shareholder transaction and recorded analogous to a “deemed dividend” in the Condensed Consolidated Statement of Stockholders’ Equity.

As a result of the Merger transaction, all shares of preferred stock were converted into common stock.

At December 31, 2024, the Company had the following preferred stock issued and outstanding:

	Number of shares		Aggregate Liquidation Preference at December 31,
Series	issued	Price	2024
Series seed	217	$4,150	$1,332,687
Series A	519	$6,100	4,671,576
Series B	194	$12,350	3,529,173
Series B-1	296	$12,350	5,413,544
Series C	890	$13,200	17,339,432
Series C-1	106	$13,200	2,073,278
Series D	854	$19,450	23,437,007
Total	3,076		$57,796,697

The significant terms of the preferred stock were as follows:

Preferred stock carries an 8% cumulative preference dividend, payable when declared by the Board of Directors. No dividend has been paid on any series of preferred stock prior to the Merger. As of December 31, 2024, cumulative dividends in arrears for all classes’ preferred shares were approximately $18,100,000.

Each share of preferred stock shall be convertible at the option of the holder, without the payment of additional consideration, into common stock at the conversion price as defined in VTI’s Certificate of Incorporation. The conversion price is subject to adjustment in the event of subsequent issuance of common stock at a lower price than the original conversion price. Each series of preferred stock is mandatorily convertible into common stock at the conversion price as defined in the shareholders’ agreement on the occurrence of an initial public offering (IPO).

In the event of voluntary or involuntary liquidation, dissolution, or winding up of the Company, all classes of preferred stockholders would be entitled to receive, in preference to common shareholders, an amount equal to the original issue price plus accrued and unpaid dividends. All series of preferred stock rank pari passu with each other in terms of liquidation preference, except series B-1 and C-1. Part of the amount invested by series B-1 and C-1 preferred stock as mentioned in the shareholders’ agreement, ranks junior to other preferred stockholders; however, ranks pari passu with each other. After the liquidation preference payments to all classes of preferred stockholders have been met, preferred shareholders have unlimited right to participate on a prorated basis with common shareholders.

Holders of the preferred stock shall be entitled to elect 5 members of the Board of Directors and also hold certain protective rights with respect to significant corporate transactions as defined. Each holder of common stock shall be entitled to one vote in respect of each share held.

VHI Stock transactions

At the Merger date, there were 8,161,761 common shares of VTI outstanding, of which 6,843,451 of such VTI common shares were exchanged into 4,272,773 shares of VHI common stock as merger consideration pursuant to the Exchange Ratio specified in the Merger Agreement. The remaining VTI 1,318,310 common shares remain outstanding, against which certain VHI common shares are entitled as merger consideration (“Entitlement Shares”).

At the Merger date, there were 691,990 shares of VHI common stock outstanding, which were held by the former Reshape shareholders, and continue to be outstanding at September 30, 2025. The net liabilities of Reshape assumed at the Merger date were approximately $415,000.

 Private Placement offering in the Company and Share Subscription in VTL concurrent to the closing of Merger

Private Placement offering in the Company and Share Subscription in VTL at Merger transactions (see Note 8) closed shortly after the Merger, and resulted in VTL receiving gross proceeds of $940,009 from the sale of 999 shares of VTL and the Company receiving $5,735,052 from the sale of 520,514 shares of VHI common stock, inclusive of the amounts received in advance in the form of bridge notes (see Note 7). Net of expenses, including the offset of the deferred offering costs, the Company received $6,302,646.

At The Market Offering

On August 20, 2025, The Company entered into Amendment No. 1 to the Equity Distribution Agreement dated May 30, 2025 (the “Sales Agreement” or “ATM”) with Maxim Group LLC (“Maxim”) to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock  from time to time, in an at-the-market public offering (the “Offering”), less a 3% discount.  The Company has targeted a certain floor price and maximum daily sales as a percentage of daily trading volume at which it will sell shares under the Sales Agreement. From August 20, 2025 to September 30, 2025, the Company sold 71,018 shares of common stock at price between $9.00 and $10.50 per share under the Equity Distribution Agreement, resulting in net proceeds of $679,633.

Entitlement shares

In connection with the Merger, three put/call option agreements were put in place.

a.	The first put/call option agreement is between the Company and certain investors in VTI. Through this agreement, 1,318,310 shares of common stock held by Indian stockholders of VTI be exchanged for 825,307 entitled shares of VHI common stock pursuant to the put/call exercise in the future as per the terms of the agreements.

b.	The second put/call option agreement is between the Company’s Indian subsidiary, VHI, and investors in the bridge investments that came in the form of Compulsory Convertible Debentures that were converted to 86 shares in the Indian subsidiary at the Merger closing. Those shares are to exchanged for 800,361 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of the agreements.

c.	The third put/call option agreement is between the Company’s Indian subsidiary, VHI, and investors for the concurrent (concurrent to Merger closing) financing for subscription of 999 shares in the Indian subsidiary. Those shares are to be exchanged for 89,671 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of this agreement

VHI may exercise its call options for the specified shares of VTI or VTL in the above three option agreements upon certain defined liquidation events. The investors may exercise their put options for the purchase of their entitled shares of the Company upon certain defined financing and/or liquidation events, in all cases subject to approval by the Board of Directors of the Company and VTI. The consideration to be paid for such put/call options is based upon pro rata “liquidation event” proceeds or certain specified amounts, and in certain investor cases, for the exchange of common stock of VHI. These put/call options are equity classified since all actions under the agreements are subject to the Company’s control. Upon exercise, the Company will recognize a “deemed dividend” for the excess of the fair value of the stock received at such date, less its historical cost.

Since the shares discussed above are outstanding shares issued by subsidiaries of the Company, they are classified as non-controlling interests. As of September 30, 2025, approximately 10% of VTL and 16% of VTI are owned directly by shareholders other than VHI in VTI and by VTI in VTL.

The non-controlling interest is summarized as of September 30, 2025, as follows:

	Entitled shares	Historical Cost Amount
VTI shareholders	825,307	$540,507
VTL note holders	800,361	84,720
Investors in VTL common stock through the Concurrent Financing	89,671	925,009
	1,715,339	1,550,236
Loss attributable to non-controlling interest for the nine months ended September 30, 2025		(161,489)
Non-controlling interest at September 30, 2025	1,715,339	$1,388,747

10.	Stock-Based Compensation

VTI has two stock option plans. There is also a legacy Reshape plan that was still in effect at the time of the Merger. The Company is in the process of converting these plans into a comprehensive VHI plan.

2018 ESOP PLAN

On December 14, 2018, VTI authorized an Employee Stock Option Plan 2018 (the “ESOP Plan”) under which 1,719,720 shares of common stock were reserved for issuance to directors, consultants, and employees of the Company. The ESOP plan entitles directors, consultants, and employees of the Company to purchase common stock for each option of the Company at a stipulated price, subject to compliance with vesting conditions, including employees remaining in employment during the vesting period, and directors and consultants continuing to render services during the vesting period. The options of directors and consultants vest as per the schedule prescribed in the grant letter. These can be exercised any time after the vesting period and during the optionee’s tenure with the VTI. However, the exercise period lapses ninety (90) days after the employee, director, or consultant leaves the Company.

The last issuance of an option under the ESOP Plan was in 2024. The Company has estimated the fair value of the 2024 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model, using the following assumptions:

Risk- free interest rate	5.2%
Expected term	5 years
Expected volatility	76%
Expected dividends	0
Grant date fair value of common stock	$4,500

The summary of stock options activity for the nine months ended September 30, 2025, and the year ended December 31, 2024, is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2023	165	$2,750.00	4.0 years
Granted during 2024	129	4,500.00	9.5 years
Expired during 2024	(14)	5,000.00
Exercised during 2024	—	—
Outstanding as of December 31, 2024	280	$3,451.03	6.0 years
Granted during nine months ended September 30, 2025	—	—	—
Expired during nine months ended September 30, 2025	(1)	2,400.00	—
Exercised during nine months ended September 30, 2025
	—	—
Outstanding as of September 30, 2025	279	$3,455.91	5.8 years

Exercisable as of December 31, 2024	280	$3451.03	6.7 years

Exercisable as of September 30, 2025	279	$3,455.91	5.8 years

The following outlines the outstanding and vested stock options by exercise price as of September 30, 2025, and December 31, 2024.

Exercise Price per Share	Number of Options Outstanding and fully vested – September 30, 2025	Number of Options Outstanding and fully vested – December 31, 2024
$2,400.00	140	140
$4,500.00	131	131
$5,000.00	8	9
Total	279	280

In June 2024, VTI granted options to purchase 129 shares of common stock in settlement of accrued compensation (see Note 7). There was no expense recorded for these stock option grants since these were issued in lieu of previously recognized compensation. The Company recognized no stock-based compensation expense in the Company’s Condensed Consolidated Statements of Operations and Comprehensive loss for the nine months ended September 30, 2025, and 2024 under the ESOP Plan. As of September 30, 2025, there is no future compensation cost to be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss related to stock options granted through September 30, 2025. The intrinsic value of vested and outstanding stock options was zero.

2025 Stock Option Plan

In August 2025, VTI authorized an Employee Stock Option Plan 2025 (the “2025 Plan”) under which 2,800,000 shares of common stock were reserved for issuance to directors, consultants, and employees of the Company. The 2025 Plan entitles directors, consultants, and employees of the Company to purchase common stock of VTI at a stipulated price, subject to compliance with vesting conditions including employees remaining in employment during the vesting period and directors and consultants continuing to render services during the vesting period. The options of directors and consultants vest as per the schedule prescribed in the grant letter. These can be exercised any time after the vesting period and during their tenure with the Company. However, the exercise period lapses ninety (90) days after the employee, director or consultant leaves the Company.

In August 2025, VTI issued stock options to employees, consultants, board members, and others to purchase 2,705,779 shares of VTI common stock at an exercise price of $0.41 per share, which vest immediately and 57,122 shares of VTI common stock at an exercise price of $0.41 per share, which vest over a one-year period from the date of grant to employees.

The Company has estimated the fair value of the 2025 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	4.1%
Expected term	5 years
Expected volatility	54%
Expected dividends	0
Grant date fair value of common stock	$0.41

The summary of stock options activity of the 2025 Plan for the nine months ended September 30, 2025 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	0	$	-

Granted during nine months ended September 30, 2025	2,762,901	0.41
Expired during nine months ended September 30, 2025	-	-
Exercised during nine months ended September 30, 2025	-

Outstanding as of September 30, 2025	2,762,901	$0.41	6.0 years

Exercisable as of September 30, 2025	2,715,299	$0.41	6.0 years

The Company recognized $574,109 of stock-based compensation expense which is included in Research and Development and Selling, General and Administrative Expenses based on allocation in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025. As of September 30, 2025, there is a future compensation cost of $10,065 to be recognized related to stock options granted under the 2025 Plan over the next 10 months. The intrinsic value of vested and outstanding stock options was approximately $13 million.

Legacy Reshape Plans

At the time of the Merger, the following fully vested options and warrants were outstanding.

●	Stock options to purchase 1 share of common stock, which will expire by December 31, 2025

●	Warrants to purchase 817 shares of common stock at exercise prices ranging from $0.92 to $46,400.00 per share. The warrants will expire at various times from June 2026 to December 2029.

11.	Income taxes

The Company generated a current taxable loss for the nine months ended September 30, 2025, and 2024, and therefore, the only current income taxes payable were certain minimum taxes. The effective tax rate for the years ended September 30, 2025, and 2024 was zero and differs from the federal statutory income tax rate of 21% principally due to the full valuation allowance recognized against deferred income tax assets, and to a lesser extent due to different tax rates in the jurisdiction of VTL and certain non-deductible expenses for income tax purposes.

As of December 31, 2024, VTI has net operating loss carry-forwards of approximately $19,300,000 in the United States, which will expire as follows: $7.4 million has no expiration date, $10.2 million expires in 2039, and $1.7 million expires in 2038. As of December 31, 2024, VTL has approximately $4.8 million of net operating loss carry-forwards. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry-forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry-forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry-forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

Reshape had net operating losses that will be limited by the Internal Revenue Code Section 382 limitation. After factoring in such limitation, the net operating loss carry-forwards are estimated to be approximately $10 million.

12.	Leases

The Company leases offices and laboratory space in India, which were automatically extended for two one-year periods ending December 2026, with monthly payments ranging from $2,500 to $2,900 per month. The Company intends to renew the leases through December 2026 as allowed under the lease agreement. In the U.S., the Company has month-to-month shared space arrangements, and therefore, there is no requirement to record a right of use asset and related liability.

Operating leases are presented in the Company’s Condensed Consolidated Balance Sheets as right-of-use assets, net, operating lease liability– current portion, and operating lease liability, net of current portion. The assets and liabilities from our leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. As the Company’s operating leases do not provide implicit rates, the Company has utilized its incremental borrowing rate, determined based on the long-term borrowing costs of companies with similar credit profiles, to record its lease obligations. For operating leases, the Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date.

If the Company renews the lease for the entire three-year period, as expected, the annual lease payments will be approximately $32,000, and $34,000 in the years ending December 31, 2025 and 2026, respectively. The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of September 30, 2025:

Lease payments – From October 2025 to December 2025	$7,633
Lease payments – 2026	32,820
Total undiscounted operating lease payments	40,453
Less: Imputed interest	(1,844)
Present value of operating lease liabilities	$38,609

Current portion of lease liability
$30,458
Long-term portion of lease liability	8,151
Total lease liability	$38,609

	As of	As of
	September 30,	December 31,
	2025	2024
Weighted average remaining lease term in years	1.2	2.0
Weighted average discount rate	8.0%	8.0%

The Right of Use Asset on September 30, 2025, of $36,866 will be amortized over the 1.2 years remaining under the lease term. The Right of Use Asset balance on December 31, 2024, was $59,387. Rent expense was approximately $37,000 and $36,000 for the nine months ended September 30, 2025 and 2024 respectively. Rent expense was approximately $13,000, and $16,000 for the three months ended September 30, 2025 and 2024 respectively.

13.	Commitments and contingencies

a)	CRO contract

In December 2018, the Company entered into an agreement with a Contract Research Organization (“CRO”) for services to be rendered with respect to the phase 2B clinical trials for the VB-1953 product.    During 2022, the Company and the CRO signed a definitive agreement to convert a liability of $1,680,210 into 86 shares of Series D preferred shares (based upon the then estimated fair value of such shares).   In June 2024, the Company increased its authorized shares of preferred stock and issued 86 shares of Series D preferred stock to settle this liability.

b)	Employee Benefits – Gratuity

The Company has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days basic salary payable for each completed year of service or part thereof in excess of six months subject to a limit of INR 1,000,000 (equivalent to approximately $12,000). Vesting occurs upon completion of 5 years of continuous service. A roll forward of the liability balance for the nine months ended September 30, 2025, and 2024 are as follows:

	Nine months ending	Nine months ending
	September 30, 2025	September 30, 2024
Obligation recognized in balance sheet:
Beginning of period	$69,083	$90,886
Benefits paid	(5,718)	(12,391)
Expenses charged to profit or loss	18,950	487
Currency translation differences	(2,388)	(568)
End of the nine months	$79,927	$78,414

c)	Employee Benefits – Leave Encashment

Accumulated Compensated absences or paid leave encashment, which are expected to be encashed within 12 months from the end of the year and are treated as short-term employee benefits. The obligation towards the same is measured at the expected cost of accumulating compensated absences as the additional amount expected to be paid as a result of the unused entitlement at the end of the year. Actuarial gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the year in which they arise. A roll forward of the liability balance for the nine months ended September 30, 2025, and 2024 are as follows:

	Nine months ending	Nine months ending
	September 30, 2025	September 30, 2024
Obligation recognized in balance sheet:
Beginning of period	$72,768	$84,647
Benefits paid	(3,454)	(3,897)
Expenses charged to profit or loss	11,825	(1857)
Currency translation differences	(2,916)	(629)
End of the nine months	$78,223	$78,264

d)	Employee Benefits – Provident Fund

In accordance with Indian law, all employees in India are entitled to receive benefits under the ‘Provident Fund’, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12%) of the employee’s basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Company’s monthly contributions to the above-mentioned plans are charged to consolidated statements of operations loss in the year they are incurred and there are no further obligations under the plan beyond those monthly contributions. The Company’s contribution towards the Provident Fund during the nine months ended September 30, 2025, and 2024 was approximately $1,200 and $1,200, respectively. The Company’s contribution towards the Provident Fund during the nine months ended September 30, 2025, and 2024 was approximately $400 and $400, respectively. The Company’s contribution towards the Provident Fund during the three months ended September 30, 2025, and 2024 was approximately $100 and $100, respectively.

e)	Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business, which could result in a material adverse effect on the Company’s combined financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2025, and December 31, 2024, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

14.	Segments

The Company operates in two segments – the sale of products and licensing/service income in India (“Pharmaceutical Segment”) and the development of biotechnology products (“Biotechnology Segment”),  with substantially all of the resources of the Company focused on its biotechnology activities. The Company purchases substantially all of the products for the Pharmaceutical Segment from a third-party manufacturer. Other income items relate to corporate financing activities outside of these two segments.

Reporting by segment is summarized as follows for the nine months ended September 30 2025 and 2024:

	For the Nine months ended September 30, 2025			For the Nine months ended September 30, 2024
Amount in USD	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	$283,163	$283,163	$-	$195,516	$195,516
Gross margin	-	196,705	$196,705	-	132,209	$132,209
Operating expenses
Depreciation and amortization	9,297	-	$9,297	13,483	-	$13,483
Selling, general and administrative	1,307,184	62,181	$1,369,365	589,668	61,528	$651,196
Transactional and financial advisory fees	7,705,533		$7,705,533	-		$-
Research and development	170,576	39,430	$210,006	178,187	39,677	$217,864
Total Operating expenses	9,192,590	101,611	$9,294,201	781,338	101,205	$882,543
Other expenses
Interest expense	(136,697)	-	$(136,697)	(153,229)	-	$(153,229)
Fair value adjustment	30,511	-	$30,511	(239,686)	-	$(239,686)
Other income, net	5,649	-	$5,649	2,345	-	$2,345
Other expenses	(100,537)	-	$(100,537)	(390,570)	-	$(390,570)
Net Income (Loss)	$(9,293,127)	$95,094	$(9,198,033)	$(1,171,908)	$31,004	$(1,140,904)

Assets of segment	$7,022,395	$23,001	$7,045,396	$1,275,167	$3,130	$1,278,297

Reporting by segment is summarized as follows for the three months ended September 30 2025 and 2024:

	For the three months ended September 30, 2025			For the three months ended September 30, 2024
Amount in USD	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	$34,627	$34,627	$-	$84,526	$84,526
Gross margin	-	18,050	18,050	-	37,085	37,085
Operating expenses
Depreciation and amortization	2,806		2,806	4,427	-	4,427
Selling, general and administrative	822,445	21,899	844,344	225,867	20,954	246,821
Transactional and financial advisory fees	7,705,533		7,705,533	-		-
Research and development	25,800	13,877	39,677	53,587	13,228	66,815
Total Operating expenses	8,556,584	35,776	$8,592,360	283,881	34,182	$318,063
Other expenses
Interest expense	(25,604)		(25,604)	(45,742)		(45,742)
Fair value adjustment	-		-	(221,690)		(221,690)
Other income, net	4,614		4,614	638		638
Other expenses	(20,990)	-	(20,990)	(266,794)	-	(266,794)
Net Income (Loss)	$(8,577,574)	$(17,726)	$(8,595,300)	$(550,675)	$2,903	$(547,772)

The Company derives revenues from the sale of products, including royalties related to sales of such products and from the license of technology. Substantially all revenues for the nine months ended September 30, 2025, and 2024 are derived from one customer, a significant pharmaceutical company based in India - Sun Pharma (“Major Customer”). Revenues for the nine months ended September 30, 2025, and 2024 are summarized as follows:

	Nine months ending	Nine months ending
	September 30, 2025	September 30, 2024
Service fee for arrangements for sale of Dandruff products	$-	$75,147
Licensing and milestone fees – Luliconazole	116,900
Sale of products	148,397	112,242
Royalty income related to above product sales	17,866	8,127
Total	$283,163	$195,516

Revenues for the three months ended September 30, 2025, and 2024 are summarized as follows:

	Three months ending	Three months ending
	September 30, 2025	September 30, 2024
Sale of products	$26,973	$84,129
Royalty income related to above product sales	7,654	397
Total	$34,627	$84,526

In December 2020, the Company entered into a licensing contract for a product with such a Major Customer, whereby the Company would be entitled to development and sales-based milestones and royalties on future sales of the product by the Major Customer. No development milestones, sales-based milestones or royalties have been received under this license during the nine months ended September 30, 2024 and the three months ended September 30, 2025 and 2024, and $116,900 was earned during the nine months ended September 30, 2025.

During 2024, the Company amended its arrangement with the Major Customer such that the Company will no longer be responsible for purchasing and selling inventory of the Dandruff Lotion and Shampoo, but instead will receive a net service fee payment for sales of such products made by the Major Customer. These payments are recorded as service fee revenue in the period earned.

15.	Due to affiliates

The Company incurred consultancy charges to certain members of the Board of Directors of the Company (“Directors”) recognized as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $75,000 for each of the nine months ended September 30, 2025 and 2024, and $25,000 for each of the three months ended September 30, 2025 and 2024 The amount outstanding to such Directors as of September 30, 2025 and December 31, 2024 is approximately $180,000 and $100,000, respectively, which is included in Due To Affiliates in the Condensed Consolidated Balance Sheet.

The Company incurred compensation expenses to the Chief Executive Officer of the Company (“CEO”) recognized as Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $195,000 for each of the nine months ended September 30, 2025 and 2024, and $65,000 for each of the three months ended September 30, 2025 and 2024. The amount outstanding as of September 30, 2025, and December 31, 2024, to the CEO is $328,708 and $282,777, respectively, which is included in Salary and Employment Benefits Payable in the Consolidated Balance Sheets. See also Note 7 for the settlement of a portion of the salary payable.

Certain Directors have provided short-term advances to the Company from time to time, amounting to approximately $5,000 and $29,000 at September 30, 2025 and December 31, 2024, respectively. This is included Due To Affiliates in the accompanying Condensed Consolidated Balance Sheets and is yet to be repaid as of the date of these financial statements.

16.	Subsequent events

For the consolidated financial statements as at and for the nine months ended September 30, 2025, we have evaluated subsequent events through the date the consolidated financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as described below.

From October 1, 2025, through November 13, 2025, the Company raised net proceeds of approximately $388,000 from the sale of 68,259 shares of common stock pursuant to the Sales Agreement with Maxim.

In October 2025, the Company issued 19,960 shares of common stock to a marketing agency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the “Risk Factors” section included in Item 1A of our most recent Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

On August 15, 2025, ReShape Lifesciences Inc. (now known as Vyome Holdings, Inc.) (the “Company”) completed the merger pursuant to the Agreement and Plan of Merger, dated as of July 8, 2024, as amended (the “Merger Agreement”), by and among the Company, Raider Lifesciences Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Vyome Therapeutics, Inc. (“Vyome”). Pursuant to the Merger Agreement, Merger Sub merged with and into Vyome, with Vyome surviving the merger as a subsidiary of the Company (the “Merger”). As a result of the Merger, the Company was renamed “Vyome Holdings, Inc.” and Vyome continued under its name as Vyome Therapeutics, Inc., in each case effective before the open of trading on August 15, 2025.

The Company is a Cambridge, MA/Princeton, NJ/ New Delhi, India-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions, with a business advantage of the US-India innovation corridor. The lead program, VT-1953, is a topical gel that is being developed to treat signs and symptoms of malignant fungating wounds, a potentially orphan drug designation program. The Company is planning to have discussions with the Food & Drug Administration (FDA) on a pivotal trial protocol in the first half of 2026. The Company also has a Pre-Investigational New Drug application stage ophthalmic drops program, a potentially orphan drug program, VT-1908, a repurposed immune modulator to treat steroid-sparing anterior uveitis. Another late clinical-stage program, VB1953, for moderate to severe acne, has completed its Phase II clinical trial, and this program is Phase 3-ready.

The Company may experience delays in the conduct of clinical trials of its candidates. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Any delays in completing the Company’s clinical trials will increase its costs, slow down its product development, timeliness, and approval process, and delay its ability to generate revenue.

The Company also has commercialized two novel reformulated topical anti-fungal products based on the technology platform of Molecular Replacement Therapeutics (“MRT”) in India — a dandruff lotion and shampoo. The Company has entered into a licensing and marketing agreement with Sun Pharma Laboratories Limited (“Sun Pharma”) to sell such topical anti-fungal products in India. The Company used third-party entities to manufacture the products. During 2023, the Company amended its arrangement with Sun Pharma such that the Company will no longer be responsible for purchasing and selling inventory of the products, but instead will receive a net service fee payment for sales of such products made by Sun Pharma. One of the agreements for the supply of dandruff products to Sun Pharma was terminated in December 2024. The Company has also entered into an agreement with Sun Pharma for the development and licensing of MRT technology-based Luliconazole topical cream for skin fungal diseases for the Indian market

The Company operates in two segments, biotechnology and pharmaceutical  products. Our biotechnology segment comprises our operations around our VT-1953, VT-1908, and VB-1953 programs that are in development, and our pharmaceutical segment comprises our antifungal products.

Since inception, our operations have focused on organizing and staffing our biotechnology segment, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical and clinical studies and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales from the biotechnology segment. Our pharmaceutical segment represents the operations of a legacy business, and various licensing agreements with Sun Pharma.

Recent Developments

Closing of the Merger

On August 15, 2025, the Company completed the merger pursuant to the Agreement and Plan of Merger, dated as of July 8, 2024, as amended (the “Merger Agreement”), by and among the Company, Raider Lifesciences Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Vyome Therapeutics, Inc. (“Vyome”). Pursuant to the Merger Agreement, Merger Sub merged with and into Vyome, with Vyome surviving the merger as a subsidiary of the Company (the “Merger”). As a result of the Merger, the Company was renamed “Vyome Holdings, Inc.” and Vyome continued under its name as Vyome Therapeutics, Inc., in each case effective before the open of trading on August 15, 2025.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Vyome, and each share of preferred stock, par value $0.001 per share, of Vyome issued and outstanding immediately prior to the Effective Time (other than the shares that were owned by the Company, Vyome, or Merger Sub and shares that will be subject to put-call option agreements with certain stockholders of Vyome and Vyome’s subsidiary Vyome Therapeutics Limited (“Vyome Limited”) who are located in India) were converted into the right to receive a number of fully-paid and non-assessable shares of common stock of the Company, $0.001 par value per share according to a predetermined ratio; provided that the shares to be received by certain stockholders of Vyome and Vyome Limited located in India shall be subject to the put-call option agreements with the Company which entitles such holders to receive shares of Common Stock of the Company upon certain occurrences. In addition, each outstanding warrant, stock option, restricted stock award, stock grant or other equity award to purchase capital stock of Vyome were converted into right, warrants or equity awards to purchase a number of the Company’s shares of common stock equal to the number of shares of Vyome common stock issuable upon exercise of such Vyome right, warrant or equity award multiplied by the predetermined ratio, with an exercise price, in the case of warrants and stock options, equal to the exercise price of such Vyome warrant or option divided by the predetermined ratio.

Immediately prior to the consummation of the Merger, the Company filed an Amended and Restated Certificate of Designation to Series C Convertible Preferred Stock (the “Series C Amendment”).

The issuance of Common Stock in connection with the Merger was registered under the Securities Act of 1933, as amended, pursuant to the Company’s registration statement on Form S-4 (File No. 333-282459) filed with the United States Securities and Exchange Commission (the “SEC”) on October 1, 2024, as amended on December 6, 2024, January 15, 2025, April 29, 2025, May 9, 2025 and May 14, 2025 and declared effective on May 14, 2025.

As set forth in the Merger Agreement, it was a condition to the closing of the Merger that The Nasdaq Stock Market (“Nasdaq”) approve the initial listing application of the combined company so that the listing on The Nasdaq Capital Market will continue after the Merger. Nasdaq approved the initial listing application on August 6, 2025.

Prior to the Effective Time of the Merger, VTI had the following activities as discussed in more detail in the financial statements:

●	Authorized a 1 for 5,000 reverse stock split of issued and outstanding shares of common and preferred stock

●	Amended the Certificate of Incorporation of the Company to authorize three new classes of preferred stock, with similar rights as the previous shares of preferred stock:

o	Series D-1 – 23,658 shares authorized with an “original issuance price” of $8.874 per share

o	Series D-2 – 315,256 shares authorized with an “original issuance price” of $5.886 per share

o	Series Seed-1 – 900,000 shares authorized with an “original issuance price” of $0.936 per share

●	Adopted the 2025 Equity Incentive Plan providing for the issuance of up to 2,800,000 shares of common stock to employees, officers, directors, and non-employees in the form of non-qualified and incentive stock options, restricted stock awards, and other stock-based awards.

●	Issued, under the 2025 Plan, stock options to employees, consultants, board members and others to purchase 2,705,779 shares of common stock at an exercise price of $0.41 per share which vest immediately and 57,122 shares of common stock at an exercise price of $0.41 per share which vest over a one-year period from the date of grant to employees.

●	Reclassified certain shares held by shareholders as follows:

o	11 shares of Series D preferred stock into 23,658 shares of Series D1 preferred stock

o	96 shares of Series D preferred stock into 315,256 shares of Series D2 preferred stock

o	203 shares of Series D preferred stock into 900,000 shares of Seed Series-1 preferred stock

●	Terminated the Amended and Restated Investors’ Rights Agreement, the Amended and Restate Right of First Refusal and Co-Sale Agreement), and the Amended and Restated Voting Agreement, as amended September 5, 2019, between the Company and its shareholders

●	All convertible notes plus accrued interest outstanding at the Merger date were converted into 534,850 shares of common stock

●	Warrants to purchase 6,008,589 shares of common stock at $0.01 per share were issued to investors. The Company received $6,009 from the exercise of such warrants at the Merger date.

●	Issued 376,256 common shares to consultants, advisors and for terminating a share subscription agreement.

Changes in Officers and Directors

On August 13, 2025, in connection with the consummation of the Merger and, as required pursuant to, the Merger Agreement, Paul Hickey, Dan W. Gladney, Arda M. Minocherhomjee and Lori C. McDougal and Gary D. Blackford resigned from and ceased serving on the Board and any and all committees thereof, which resignations were effective upon the consummation of the Merger. In addition, effective upon the consummation of the Merger, Paul Hickey resigned as the President and Chief Executive Officer of the Company and Tom Stankovich resigned as the Chief Financial Officer of the Company.

In connection with the consummation of the Merger and pursuant to the Merger Agreement, on August 15, 2025, the Board elected and designated Krishna Gupta, Stash Pomichter, Shiladitya Sengupta, Venkateswarlu Nelabhotla, John Tincoff and Mohanjit Jolly (collectively, the “New Directors”), to serve on the Board effective immediately after the consummation of the Merger. Pursuant to the Merger Agreement and as previously disclosed, Krishna Gupta has been serving as the Board’s Chairperson of the Combined Company effective as of the consummation of the Merger.

Also on August 15, 2025, in connection with the consummation of the Merger, Venkateswarlu Nelabhotla was appointed as Chief Executive Officer of the Company and Robert Dickey was appointed as Interim Chief Financial Officer of the Company.

The Company entered into an agreement with Foresite Advisors, LLC, (the “CFO Agreement”) governing the terms of Mr. Dickey’s employment with the Company as its Interim Full-time Chief Financial Officer. The CFO Agreement provides for a one-year term, which may be extended by mutual written consent. The CFO Agreement may be terminated by either party with Cause, as defined in the agreement, upon 15 days’ notice or without cause, upon 30 days prior written notice to the other party. The CFO Agreement provides for compensation of $15,000 per calendar month.

Closing of the Reshape Asset Sale

The Company completed the transactions contemplated under the Asset Purchase Agreement dated July 8, 2024, which was amended on April 25, 2025 (the “Asset Purchase Agreement”), with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom, which is an affiliate of Biorad Medisys Pvt. Ltd. (together, “Biorad”). Pursuant to the Asset Purchase Agreement, the Company sold its assets (excluding cash) to Biorad, and Biorad assumed substantially all of the Company’s liabilities, for an agreed upon purchase price of $2.25 million in cash, subject to adjustment based on the Company’s actual accounts receivable and accounts payable at the closing, compared to such amounts as of March 31, 2025.

Private Placement

Immediately after the Effective Time, the Company closed on the sale of an aggregate of 520,514 shares of the Company’s Common Stock (the “Offered Shares”) at a price of $11.02 per share for gross proceeds of approximately $5,735,000 pursuant to those certain subscription agreements entered into among, the Company, Vyome and the investors signatory thereto. Vyome, through its subsidiary Vyome Limited, also closed on the sale of 999 shares of Vyome Limited at a price per share of $937.14 for gross proceeds of approximately $936,000, which shares are subject to a put call option agreement with the Company. Simultaneously with entry into the subscription agreements, the Company, Vyome and the investors entered into registration rights agreements, which provide for certain registration rights to the investors, including the filing of a registration statement that includes the shares of common stock purchased by the investors, within 45 days of the closing of the Merger. Simultaneously with the execution of the subscription agreements, Vyome entered into a securities purchase agreement with each investor pursuant to which Vyome issued to each investor a convertible promissory note in the principal amount equal to 5% or more of such investor’s total agreed upon investment amount, which convertible notes provided for interest at 8% per annum and conversion immediately prior to completion of the Merger into a number of shares of common stock of Vyome equal to 100% of the outstanding principal and interest of the convertible promissory notes divided by $11.02, the price per share of common stock sold in the private placement offering.

Reverse Stock Split

On August 15, 2025, the Company effected a 1-for-4 reverse stock split of its Common Stock (the “Reverse Stock Split”). On July 24, 2025, the stockholders of the Company approved the proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion, to amend the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock, at a ratio in the range of 1-for-2 to 1-for-5, such ratio to be determined by the Board and included in a public announcement. The Board subsequently approved the Reverse Stock Split at a ratio of 1-for-4 and on August 15, 2025 the Company filed a Certificate of Eighth Amendment (the “Certificate of Eighth Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Restated Certificate of Incorporation, as amended, and effected the Reverse Stock Split on August 15, 2025.

As a result of the Reverse Stock Split, each four shares of Common Stock issued or outstanding or held by the Company as treasury stock were automatically reclassified into one new share of Common Stock without any action on the part of the holders. Any fractional shares of Common Stock resulting from the Reverse Stock Split were rounded up to the nearest whole share, and no stockholders received cash in lieu of fractional shares.

The Reverse Stock Split was primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on The Nasdaq Capital Market in connection with the Merger. Trading of the Company’s Common Stock on The Nasdaq Capital Market continued on a split-adjusted basis when the markets opened on August 15, 2025, under the name Vyome Holdings, Inc. and trading symbol “HIND.”

Amendments to Articles of Incorporation

In August 15, 2025, the Company filed (a) the Certificate of Eighth Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split after the close of trading on August 14, 2025, (b) Series C Amendment, and (c) a Certificate of Ninth Amendment (the “Certificate of Ninth Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Restated Certificate of Incorporation, as amended, to change its corporate name to Vyome Holdings, Inc.

Change of Auditor

As reported in the Current Report on Form 8-K filed by the Company on August 19, 2025, on August 18, 2025, Haskell & White LLP, was dismissed as the independent registered public accounting firm of the Company. Effective as of August 18, 2025 Kreit & Chiu CPA LLP was appointed to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. The decision to change auditors was approved and recommended by the Company’s Audit Committee and approved by its Board of Directors.

ATM Offering

On August 20, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to that certain Equity Distribution Agreement dated May 30, 2025 with Maxim Group LLC to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock, par value $0.001 per share, from time to time, in an at-the-market public offering (the “Offering”). The Amendment increased the amount that may be offered and sold in the Offering from $3,420,926 to $12,000,000.

Components of Results of Operations

Although we operate in two segments, all of our revenue relates to the pharmaceutical segment, and substantially all of our costs relate to the biotechnology segment. See the “Segments” footnote in our Financial Statements.

Revenue

We recorded sales of pharmaceutical products until October 2023. During 2023, the Company amended its arrangement with Sun Pharma such that the Company will no longer be responsible for purchasing and selling inventory of the dandruff lotion and shampoo, but instead will receive a net service fee payment for sales of such products made by Sun Pharma. This arrangement was terminated in December 2024. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from where we get revenues from milestone payments, royalties and the sale of a proprietary ingredient. These payments are recorded as service fee revenue in the period earned. We have occasionally received payments for milestones specified under the license of our products to Sun Pharma, but do not expect to receive any significant further milestone payments. We expect to continue to receive a minor amount of royalties under such licenses. Such revenues are part of our pharmaceutical segment.

Operating Expenses

Our operating expenses consist of (i) research and development expenses, (ii) cost of goods sold, and (iii) general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical and clinical studies under our research programs, which include:

●	employee-related expenses, including salaries, benefits, and stock-based compensation expense for our research and development personnel;

●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

●	costs of manufacturing drug product and drug supply related to our current or future product candidates;

●	costs of conducting preclinical studies and clinical trials of our product candidates;

●	consulting and professional fees related to research and development activities, including equity- based compensation to non-employees;

●	costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;

●	costs related to compliance with clinical regulatory requirements; and

●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

Research and development costs are expensed as incurred. Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our preclinical and clinical studies or other services performed.

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete development of our current or future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if they are approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies and clinical trials and other research and development activities;

●	establishing an appropriate safety profile;

●	successful enrollment in and completion of clinical trials;

●	whether our product candidates show safety and efficacy in our clinical trials;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and

●	continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of our current and future product candidates would significantly change the costs and timing associated with the development of those product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we commence clinical trials and continue the development of our current and future product candidates. However, we do not believe that it is possible, at this time, to accurately project expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

Cost of Goods Sold

Cost of goods sold represents the costs to obtain products from the third-party manufacturer of our pharmaceutical products and proprietary ingredients sold to Sun Pharma.

General and Administrative Expenses

General and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, business development, operations and administrative roles. Other significant costs include insurance costs, professional fees, travel costs, facility and office-related costs, not included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside service providers, among other expenses. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

We also anticipate increased expenses associated with being a public company including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, and listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums, and investor relations costs.

Interest Expense

Interest expense results from the stated interest rates under our convertible notes. Borrowings under the notes carried an 8% coupon interest rate. All of the notes were converted into equity instruments in connection with the Merger.

Fair value adjustment

We record our convertible notes at fair value. Changes in the fair value of the convertible notes are recognized as a component of other income.

Comparison of the nine months ended September 30, 2025 and 2024

Results of Operations

The following table summarizes our results of operations for the periods presented:

For the nine months ended September 30,

	2025	2024	Change
Revenues
Revenue	$283,163	$195,516	$87,647
Cost of goods sold	(86,458)	(63,307)	(23,151)
Gross profit	196,705	132,209	64,496
Operating expenses:			-
Research and development	210,006	217,864	(7,858)
Depreciation and amortization	9,297	13,483	(4,186)
General and administrative	1,369,365	651,196	718,169
Transactional and financial advisory fees	7,705,533	-	7,705,533
Total operating expenses	9,294,201	882,543	8,411,658
Loss from operations	(9,097,496)	(750,334)	(8,347,162)
Other income (expense):			-
Fair value adjustment	30,511	(239,686)	270,197
Other, net	5,649	2,345	3,304
Interest expense	(136,697)	(153,229)	16,532
Net loss	$(9,198,033)	$(1,140,904)	$(8,057,129)

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the nine months ended September 30, 2025, and 2024 were derived from one customer, Sun Pharma, based in India. During 2023, the Company amended its arrangement with Sun Pharma such that the Company will no longer be responsible for purchasing and selling inventory of the dandruff lotion and shampoo, but instead will receive a net service fee payment for sales of such products made by Sun Pharma. This arrangement was terminated in December 2024. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	2025	2024
Ingredient sales under Luliconazole Agreement	$148,397	$112,242
Service fee for arrangements for sale of dandruff products	-	75,147
Royalty income	17,866	8,127
Licensing and milestone fees – Luliconazole	116,900	-
	$283,163	$195,516

Research and Development Expenses

Research and development expenses were $210,006 and $217,864 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in research and development costs was primarily due to the focusing of the Company’s resources on closing the Merger.

General and Administrative Expenses

General and administrative expenses were $1,369,365 and $651,196 for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to an increase in legal, accounting, auditing, and related professional fees associated with preparing for the Merger, and the stock-based compensation for stock options of $574,109 in the nine months ended September 30, 2025.

Interest expense

Interest expense was $136,697 and $153,229 for the nine months ended September 30, 2025 and 2024, respectively. The decrease was driven by conversion of the Convertible Debt in the middle of August 2025.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) $30,511 and $(239,686) for the nine months ended September 30, 2025 and 2024, respectively reflecting the probability and timing of the Merger completion and resultant valuation considerations.

Transactional and Financial Advisory fees

The Company incurred transactional and financial advisory fees costs for the nine months ended September 30, 2025, consisting of shares issuable upon the Merger to advisors of approximately $5.9 million and cash of approximately $1.8 million.

For the three months ended September 30,

	2025	2024	Change
Revenues
Revenue	$34,627	$84,526	$(49,899)
Cost of goods sold	(16,577)	(47,441)	30,844
Gross profit	18,050	37,085	(19,035)
Operating expenses:			-
Research and development	39,677	66,815	(27,138)
Depreciation and amortization	2,806	4,427	(1,621)
General and administrative	844,344	246,821	597,523
Transactional and financial advisory fees	7,705,533	-	7,705,533
Total operating expenses	8,592,360	318,063	8,274,297
Loss from operations	(8,574,310)	(280,978)	(8,293,332)
Other income (expense):			-
Fair value adjustment	-	(221,690)	221,690
Other, net	4,614	638	3,976
Interest expense	(25,604)	(45,742)	20,138
Net loss	$(8,595,300)	$(547,772)	$(8,047,528)

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the three months ended September 30, 2025, and 2024 were derived from one customer, Sun Pharma, based in India. During 2023, the Company amended its arrangement with Sun Pharma such that the Company will no longer be responsible for purchasing and selling inventory of the dandruff lotion and shampoo, but instead will receive a net service fee payment for sales of such products made by Sun Pharma. This arrangement was terminated in December 2024. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the three months ended September 30, 2025 and 2024 are summarized as follows:

Ingredient sales under Luliconazole Agreement	$26,973	$84,129
Royalty income	7,654	387
Total	$34,627	$84,526

Research and Development Expenses

Research and development expenses were $39,677 and $66,815 for the three months ended September 30, 2025, and September 30, 2024, respectively. The decrease in research and development costs was primarily due to the focusing of the Company resources on closing the Merger.

General and Administrative Expenses

General and administrative expenses were $844,344 and $246,821 for the three months ended September 30, 2025, and September 30, 2024, respectively. The increase was primarily due to an increase in legal, accounting, auditing, and related professional fees associated with preparing for the Merger, and the stock-based compensation for stock options of $574,109 in the three months ended September 30, 2025.

Interest expense

Interest expense was $25,604 and $45,742 for the three months ended September 30, 2025, and September 30, 2024, respectively. The decrease was driven by conversion of the Convertible Debt in the middle of August 2025.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) $0 and $(221,690) for the three months ended September 30, 2025 and September 30, 2024, respectively, reflecting the probability and timing of the Merger completion and resultant valuation considerations.

Transactional and Financial Advisory fees

The costs were incurred for three months ended September 30, 2025 consist of shares issuable upon the Merger to advisors of approximately $5.9 million and cash of approximately $1.8 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 indicated:

For the nine months ended September 30,

Net cash provided by (used in):	2025	2024	Change
Operating activities	$(2,270,655)	$(611,168)	$(1,659,487)
Investing activities	-	(1,151)	1,151
Financing activities	7,890,956	644,485	7,246,471
Other	(15,193)	60	(15,253)
Net increase in cash and cash equivalents	$5,605,108	$32,226	$5,572,881

During the nine months ended September 30, 2025, net cash used in operating activities was $2,270,655, consisting primarily of net losses of $9,198,033 less the non-cash charge for interest $130,659, fair value adjustment of convertible note debt of $(30,511), and stock compensation expenses of $6,473,803 and increase in prepaid expenses of $220,811, partially offset by an increase in accounts payable of $521,522. The Company continues to operate under a capital efficiency model.

During the nine months ended September 30, 2024, net cash used in operating activities was $611,168, consisting primarily of net losses of $1,140,904 less the non-cash charge for interest expense of $137,942 and an increase in accrued compensation and post-employment benefits of $175,510, offset by the loss on fair value adjustment of convertible debt of $239,686 and a decrease in accounts payable and accrued expenses of $177,054.

Prior to the Merger, we have primarily used the proceeds of the sale of our convertible notes to incrementally develop our biotechnology products and prepare the Company for an offering of its securities and activities related thereto. We have operated under an austerity program for several years, delaying projects and payments until sufficient funds could be raised. We also settled certain liabilities in 2024 for accrued compensation and a vendor payment by issuing stock or stock options.

During the nine months ended September 30, 2025, cash provided by financing activities was $7,890,956, principally from the net proceeds from the sale of common stock under Private Placement offering in the Company, share subscription in VTL of approximately $6,400,000, proceeds from promissory notes issued by Reshape of $600,000, bridge notes of $191,253 in VTI and VTL, and proceeds from the sale of common stock pursuant to the ATM of $679,600. During the nine months ended September 30, 2024, cash provided by financing was $644,485, consisting primarily of approximately $613,500 from the sale of convertible notes and $30,900 of advances from affiliates.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. As of September 30, 2025, we had a cash balance of approximately $5,707,000 and have operated under an austerity plan for several years. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacturing of our drug product and drug supply, regulatory approval for our current and future product candidates, maintenance and expansion of our intellectual property portfolio, hiring of additional research, development and business personnel and operations as a public company. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties.

We will not generate revenue from product sales for our biotechnology segment unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all.

We believe that our existing cash, together with the proceeds from the private placement offering, and proceeds from our ATM facility to date, will enable us to fund our operating expenses and capital expenditure requirements for at least 15 months. including the initiation of the pivotal trial of our lead candidate, VT-1953, but will not be sufficient to complete the trial and/or work on the other indications or the development of any other product candidate. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations, and financial condition.

Our future capital requirements will depend on a number of factors, including:

●	the costs of conducting preclinical studies and clinical trials;

●	the costs of manufacturing;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing, and clinical trials for product candidates we may develop, if any;

●	the costs, timing, and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any license or collaboration agreements we might have at such time;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;

●	our headcount growth and associated costs as we expand our business operations and research and development activities; and

●	the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our stakeholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancellable upon written notice.

Licenses, employment agreements or other commitments

The Company leases offices and laboratory space in India, which were extended for a one-year period ending December 2024, with an automatic renewal for two years with monthly payments ranging from $2,500 to $2,900 per month. The Company has an intention to renew the leases for the two additional years allowed under the lease agreement. We also have offices in Princeton, N.J. and Cambridge, MA. under short-term rentals.

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore, we believe that our non-cancelable obligations under these agreements will not be material.

We also have employment agreements with certain employees and consulting agreements that require the funding of a specific level of payments if certain events, such as a change in control, termination without cause, or retirement, occur. We also have an agreement on Resignation and Separation Letter dated January 11, 2021, Craig Tooman, a past employee, to pay a certain amount on change of control.

Critical Accounting Policies and Significant Judgments and Estimates

The following summarizes the most significant estimates impacting the financial statements. Refer to Note 2 for further information.

Convertible Promissory Notes

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 “Derivatives and Hedging” (“ASC 815”) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record any bifurcated embedded features at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded in earnings each period as non-operating, non-cash income or expense. We have elected to account for the convertible notes using the fair value option in accordance with the guidance contained in ASC 815. See Note 8 of the financial statements for additional information.

Stock options

Our company accounted for the issuance of stock options in accordance with ASC 718, Compensation-Stock Compensation. We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends.

Determination of the Fair Value of Equity-Based Awards

Prior to the Merger, there had been no public market for our common stock, the estimated fair value of our common stock has been approved by our board of directors, with input from management, as of the date of each award grant, considering our most recently available sale of our common stock to independent investors and our board of directors’ assessment of additional objective and subjective factors deemed relevant that may have changed from the date of the most recent determination through the date of the grant. The additional objective and subjective factors considered by our board of directors in determining the fair value of our common stock included the following:

●	the prices of our common stock and preferred stock sold to outside investors in arm’s length transactions, if any, and the rights, preferences and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our preferred stock;

●	the progress of our research and development efforts, including the status of preclinical studies and planned clinical trials for our product candidates;

●	the lack of liquidity of our equity as a private company;

●	our stage of development and business strategy and the material risks related to our business and industry;

●	the valuation of publicly traded companies in the biotechnology industry, as well as recently completed mergers and acquisitions of peer companies;

●	any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;

●	the likelihood of achieving a liquidity event, such as an IPO or a sale of our company in light of prevailing market conditions; and

●	the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

The assumptions underlying our board of directors’ valuation determinations represented our board’s best estimates, which involved inherent uncertainties and the application of our board’s judgment. As a result, if factors or expected outcomes had changed or our board of directors had used significantly different assumptions or estimates, our equity-based compensation expense could have been materially different. Following the completion of this offering, our board of directors will determine the fair value of our common stock based on the quoted market prices of our common stock.

Inflation

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025 or 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2025, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K filed on April 4, 2025 and the risks and uncertainties described in the section captioned “Risk Factors” contained in our Registration Statement on Form S-4/A filed with the SEC on May 9, 2025.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 8, 2024, by and among ReShape Lifesciences Inc., Vyome Therapeutics, Inc., and Raider Lifesciences Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.2	Asset Purchase Agreement, dated as of July 8, 2024, by and between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.3	Amendment to Asset Purchase Agreement, dated April 25, 2025, between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025).

3.1	Eighth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.2	Ninth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.3	Amended and Restated Certificate of Designation to Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.4	Certificate of Merger mering Raider Lifesciences into Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

10.1	Interim Full-Time Chief Financial Officer Consulting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

10.2	Amendment to Equity Distribution Agreement dated August 20, 2025, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYOME HOLDINGS, INC.

	BY:	/s/ Venkat Nelabhotla
Venkat Nelabhotla
Chief Executive Officer
(principal executive officer)

	BY:	/s/ Robert Dickey
Robert Dickey
Interim Chief Financial Officer
(principal financial and accounting officer)

Dated: November 14, 2025