Form 10-Q
period 2026-03-31
Vyome Holdings, Inc
filed 2026-05-12
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, 7,018,528 shares of the registrant’s Common Stock were outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in USD)	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$8,795,783	$4,982,333
Prepaid expenses	208,180	336,687
Other current assets	158,619	119,301
Total current assets	9,162,582	5,438,321
Non-current assets
Property and equipment, net	44,429	46,393
Intangible asset - shell company	314,191	314,191
Goods and service tax and other credits receivable	579,335	601,537
Prepaid insurance- long term portion	63,668	67,307
Right-of-use of asset, net	21,241	29,428
Total non-current assets	1,022,864	1,058,856
Total assets	$10,185,446	$6,497,177
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,122,271	$1,286,683
Due to Affiliates	179,346	204,562
Operating lease liability - current portion	22,548	31,258
Salary and post-employment benefits payable	592,194	870,822
Other current liabilities	227,766	341,835
Total current liabilities	2,144,125	2,735,160
Total liabilities	2,144,125	2,735,160
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, 300,000,000 VHI shares authorized, 7,018,528 and 5,919,337 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	7,019	5,919
Additional paid in capital	95,381,758	90,078,579
Non-controlling interest in VTI; 20,000,000 common shares authorized, 1,481,598 and 1,481,598 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,297,347	1,319,958
Accumulated deficit	(88,526,485)	(87,563,575)
Accumulated other comprehensive loss	(118,318)	(78,864)
Total stockholders’ equity	8,041,321	3,762,017
Total liabilities and stockholders’ equity	$10,185,446	$6,497,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

THREE MONTHS ENDED MARCH 31,

(Amount in USD)	2026	2025

Revenue	$31,591	$198,581
Cost of goods sold	(14,946)	(44,162)
Gross profit	16,645	154,419
Operating expenses
Depreciation and amortization	2,605	3,523
Selling, general and administrative	477,575	259,626
Research and development	666,405	90,268
Total operating expenses	1,146,585	353,417
Operating loss	(1,129,940)	(198,998)
Other income/(expense), net:
Interest expense	(2,845)	(54,954)
Interest income and other	147,264	(4,014)
Fair value adjustment	-	(36,008)
Total other income (expense), net	144,419	(94,976)
Net loss	(985,521)	(293,974)
Net loss attributable to non-controlling interest	(22,611)	-
Net loss attributable to owners of the Company	(962,910)	(293,974)

Comprehensive loss:
Net loss	(985,521)	(293,974)
Other Comprehensive loss - Foreign currency translation adjustments	(39,454)	1
Total comprehensive loss	$(1,024,975)	$(293,973)

Net Loss per share:
Loss per share – basic and diluted	$(0.15)	$(761.59)
Weighted average number of shares outstanding	6,690,271	386

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common stock of VHI		Preferred stock		Additional Paid-in	Accumulated	Non controlling Interest		Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	VTI Shares	Amount	Income (Loss)	equity (Deficit)
Balance at December 31, 2024	-	$-	3,076	$3	$51,084,877	$(55,422,744)	386	$1	$(53,170)	$(4,391,033)
Net loss for the period						(293,974)				(293,974)
Foreign currency translation adjustment									1	1
Balance at March 31, 2025	-	$-	3,076	$3	$51,084,877	$(55,716,718)	386	$1	$(53,169)	$(4,685,006)

	Common stock of VHI		Preferred stock		Additional Paid-in	Accumulated	Non controlling Interest		Accumulated Other Comprehensive	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	VTI Shares	Amount	Income (Loss)	equity (Deficit)
Balance at December 31, 2025	5,919,337	$5,919	-	$-	90,078,579	$(87,563,575)	1,481,598	$1,319,958	$(78,864)	$3,762,017
Shares issued in connection with ATM financing, net of costs	1,089,545	1,090			5,287,778					5,288,868
Adjustment of net liabilities assumed in Merger transaction					(20,285)					(20,285)
Issuance of shares to marketing firm	9,646	10			29,990					30,000
Stock based compensation					5,696					5,696
Net loss for the period						(962,910)		(22,611)		(985,521)
Foreign currency translation adjustment									(39,454)	(39,454)
Balance at March 31, 2026	7,018,528	$7,019	-	$-	$95,381,758	$(88,526,485)	1,481,598	$1,297,347	$(118,318)	$8,041,321

The accompanying notes are an integral part of these condensed consolidated financial statements

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31,

(Amount in USD)	2026	2025
Cash flows from operating activities
Net loss	$(985,521)	$(293,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,605	3,523
(Gain) loss on fair value adjustment of convertible debt	-	36,008
Non-cash accrued Interest expense	-	50,939
Stock compensation expense - stock options	5,696	-
Stock compensation expense – issuance of common stock	30,000	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	89,189	(133,844)
Other assets	33,387	25,254
Accounts payable & accrued expenses	(184,697)	73,172
Due to Affiliates	(25,216)	11,211
Post employment benefits	(278,628)	68,021
Other liabilities	(122,779)	(43,843)
Net cash used in operating activities	(1,435,964)	(203,533)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	160,000
Proceeds from sale of common stock pursuant to ATM	5,288,868	-
Net cash generated from financing activities	5,288,868	160,000
Effect of exchange rate changes on cash and cash equivalents	(39,454)	1
Net increase (decrease) in cash and cash equivalents	3,813,450	(43,534)
Cash and cash equivalents at beginning of the period	4,982,333	101,904
Cash and cash equivalents at end of the period	$8,795,783	$58,370
Supplemental non-cash and financing activities:
Interest paid	$2,845	$4,015

The accompanying notes are an integral part of these condensed consolidated financial statements

VYOME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

VTI signed a definitive merger agreement (“Merger”) with Reshape in July 2024, and such transaction was completed on August 15, 2025. Immediately prior to the Merger, Reshape sold substantially all of its assets and operations to a third-party. Immediately prior to the Merger, all of the convertible notes and preferred stock of Vyome were converted into shares of common stock based upon negotiated values. As a result of the Merger, the Board of Directors and management team of Reshape resigned, the Board of Directors and management of VTI were installed, and the Company became a Nasdaq-listed company. Reshape changed its name to Vyome Holdings, Inc. and began trading under the ticker symbol “HIND”. The Company will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities in the world-class US-Indian innovation corridor for the global market.

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

The Company is a Cambridge, Massachusetts-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions. The lead program VT-1953 is a novel and patented topical gel to treat signs and symptoms of Malignant Fungating wounds and that can be a potential orphan drug designated program. The Company is planning to have discussions with the Food & Drug Administration (FDA) on the pivotal trial protocol in the second quarter of 2026. The Company had initiated a Phase II investigator-initiated trial in the first quarter of 2025 for VT-1953 and announced interim results in September 2025 and final results in December 2025. The Company also has a Pre-Investigational New Drug application stage ophthalmic drops program, a potentially orphan drug designated program, and a repurposed immune modulator to treat steroid-sparing anterior uveitis. Another late clinical-stage program, VB-1953, for moderate to severe inflammatory acne has successfully completed its Phase II clinical trial with positive read-outs, and this program is Phase III ready. The Company is also developing other assets for treating immune-inflammatory diseases, which are in pre-clinical or early clinical development.

The Company also has commercialized novel reformulated topical anti-fungal products using its patented technology after two such products successfully completed clinical testing in India. The Company has entered into a licensing and marketing agreement with the Sun Pharma group of companies in India (“Sun Pharma”). The Company has entered into a Development and Licensing agreement for Luliconazole (an anti-fungal product) with Sun Pharma for additional development and commercialization in India. The Company earns royalties and milestone payments from this arrangement.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the periods ended March 31, 2026 and 2025, the Company generated a net loss of $985,521 and $293,974, respectively. The Company’s major sources of funds prior to the Merger have been through the sale of preferred stock and the issuance of convertible debt. In connection with the Merger, the Company sold shares of its stock (the “Concurrent Financing”). After the Merger, the Company has access to a financing facility to sell shares of common stock of the Company through an ATM facility, which may be accessed under certain circumstances– See Note 9. Further, the Company will be able to determine the timing of when planned clinical and pre-clinical operations will commence.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026 and December 31, 2025, and the results of operations, and cash flows for the periods presented. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). Certain amounts in 2025 have been reclassified to conform to the 2026 presentation.

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

The Company’s functional currency is the United States Dollar. The functional currency of its Indian subsidiary is Indian National Rupees. Consequently, revenues and expenses of operations of the Indian subsidiary are translated into United States Dollars using average period exchange rates, while assets and liabilities of the Indian subsidiary are translated into United States Dollars using the year-end exchange rate in effect at the balance sheet dates. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of Accumulated Other Comprehensive loss, a separate component of stockholders’ equity (deficit) in the accompanying Condensed Consolidated Balance Sheets.

Transactions in foreign currencies are translated at the exchange rate prevailing on the date of the transaction. Resulting gains or losses from the settlement of such foreign currency transactions are included in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are expressed in functional currency at the historical exchange rates. Losses/ (gains) resulting from foreign currency transactions amounting to $39,454 and $(1) for the three months ended March 31, 2026 and 2025, respectively, are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

f)	Cash and Cash Equivalents

Cash includes all highly liquid instruments with a maturity of three months or less when purchased. VTI and VHI maintain their cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times during the year, such balances may exceed the FDIC limit. At March 31, 2026, the Company held approximately $8 million in one bank account, which exceeded the FDIC limit by approximately $7,750,000. The Company has not experienced any credit losses associated with its balances in such accounts. Cash held in the U.S. bank account of VTI as of March 31, 2026 and December 31, 2025 was $8,105,395 and $4,051,958, respectively. Cash held in India in VTL bank accounts as of March 31, 2026 and December 31, 2025 was $690,388 and $930,375, respectively.

g)	Accounts Receivable, net

Accounts receivable are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current creditworthiness. The Company follows Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which removed all current thresholds and requires entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based on expected losses rather than incurred losses. Management determined that no allowance for doubtful accounts was necessary as of March 31, 2026 and December 31, 2025.

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

On August 21, 2021, Vyome acquired the majority of the outstanding shares, representing substantially all of the outstanding shares of preferred stock of Livechain, Inc. (“LICH”) for $220,000. The total costs of the shares acquisition were $314,191. LICH is an inactive non-reporting shell (“Shell Company”) that trades on the OTCID operated by OTC Markets Group under the ticker symbol LICH. As of the date of the acquisition of LICH and through March 31, 2026, LICH had no operations. LICH did not meet the definition of a business and therefore was accounted for as an asset acquisition of the shell company, a single indefinite-lived asset.

Intangible assets with indefinite lives (i.e., non-reporting shell) are not amortized; rather, they are tested for impairment annually or whenever events or circumstances exist that would make it more likely than not that an impairment exists.

In February 2026, a newly formed subsidiary of LICH (“LICH sub”) signed a definitive agreement to purchase a note receivable from an investor in an AI company called “Humanyze” in exchange for 25% of its holdings in LICH.  Such investor is also an investor in the Company, and a principal of such investor is a member of both Humanyze and our Board of Directors. LICH sub, using the default provision of the note receivable, acquired all of the assets of Humanyze in settlement of the note receivable.  LICH sub intends to hire personnel, raise funds and advance the operations of Humanyze. This transaction has still not closed as of the date of the filing of this document.

k)	Impairment of Long-Lived Assets

The Company evaluates all long-lived assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. As of March 31, 2026 and December 31, 2025 management has determined that the value of the shares acquired in LICH is not impaired.

l)	Non-Controlling interest

Noncontrolling interest reported as a component of equity on the consolidated balance sheets represents the equity interests not owned by the Company and is recorded for consolidated entities the Company controls, but which the Company owns less than 100%. The portion of the loss attributable to each such subsidiary that is held by outside investors is reported as Loss Attributable to Non-Controlling Interest in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Net service fee payment and agent fees for sales of products made by Sun Pharma are recorded as service fee revenue and are based upon a percentage of invoiced amount Sun Pharma invoices its customers. Such revenues are recorded at the net amount received by the Company in the period earned.

Pursuant to licensing and marketing contracts, the Company receives payments from its pharmaceutical company marketing partner for the right to distribute the products (“royalties”). Such royalty payments are linked to the net sales value of the products sold by its marketing partner to third parties and are recognized in the period to which the royalty relates. Such amounts are recorded under revenue from operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Company also accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes”. This guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions that affected its financial position and its results of operations or its cash flows, and will continue to evaluate for uncertain tax positions in the future. There are no interest costs or penalties provided for in the Company’s consolidated financial statements for the three months ended March 31, 2026 and 2025. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the general and administrative expenses category in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Company utilized a Probability Weighted Expected Return Model (“PWERM”) to value the convertible debt and promissory notes through the date of their conversion at the date of the Merger. The quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s convertible debt that is categorized within Level 3 of the fair value hierarchy included the discount rate and expected financing date. The other factors used in the calculation of fair value are contractual terms of the convertible note and promissory note instruments.

There were no financial liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options would have an anti-dilutive effect. The number of shares potentially issuable at March 31, 2025 upon conversion of the debt was not calculable and would be anti-dilutive.

The dilutive shares as of March 31, 2026 and 2025, not included in the dilutive loss per share calculation, are as follows:

	March 31,	March 31,
	2026	2025
Stock options	1,800,611	280
Warrants	817	-
Preferred stock	-	15,303,417
Shares that are subject to put call option agreement for certain entitled VHI shares	1,481,598	-
Total	3,283,026	15,303,697

v)	Post Employment benefits

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

Accumulated compensated absences, which are expected to be encashed within 12 months from end of the year, are treated as short-term employee benefits. The obligation towards the same is measured at the expected cost of accumulating compensated absences as the additional amount expected to be paid as a result of the unused entitlement at the end of the year. Actuarial gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the period in which they arise.

w)	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are early adopted by the Company or adopted as of the specified effective date. There were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on its consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently evaluating this new guidance and its impact on its Consolidated Financial Statements and related disclosures.

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

3.	Other current assets

Other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Advances to suppliers	$2,609	$3,262
Accounts receivable	309	325
Receivables from LICH	140,534	98,286
Others	15,167	17,428
Total other current assets	158,619	119,301
Prepaid expenses	271,848	403,994
Less long term prepaid insurance	(63,668)	(67,307)
Total prepaid expenses	208,180	336,687
Total	$366,799	$455,988

Prepaid expenses consist primarily of prepaid directors’ and officers’ insurance.

4.	Property and equipment, net

Property and equipment, net consist of the following:

	March 31,	December 31,
	2026	2025
Buildings and Improvement	$116,770	$122,609
Computer and office equipment	42,824	42,360
Furniture & fixtures	13,392	13,622
Laboratory equipment	372,908	392,111
Total	545,894	570,702
Accumulated depreciation	(501,465)	(524,309)
Property and equipment, net	$44,429	$46,393

Depreciation expense was $2,605 and $3,523 for the periods ended March 31, 2026 and 2025, respectively.

5.	Goods and services tax and other credits receivable

The Company’s balance of goods and services tax and other credits receivable from government authorities as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31,	December 31,
	2026	2025
Tax deducted at source and tax collected at source receivable	$4,893	$17,263
Input goods and service tax credit	560,299	584,274
Delaware Franchise Tax credit paid	14,143	-
Total	$579,335	$601,537

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$532,131	$647,533
Accrued expenses	590,140	639,150
Total	$1,122,271	$1,286,683

7.	Salary and post-employment benefits payable

Salary and post-employment benefits payable as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Salaries payable	$511,792	$711,167
Accrued leave encashment (note 13)	40,530	77,298
Accrued gratuity plan (note 13)	39,872	82,357
Total	$592,194	$870,822

8.	Other current liabilities

Other current liabilities as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
	2026	2025
Statutory dues payable	$20,736	$8,323
Advance from customer	24,844	26,086
Insurance premium payable	123,476	244,974
Other liabilities	58,710	62,452
Total	$227,766	$341,835

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

The Company has elected to record the Promissory Notes and Bridge Notes at fair value. Changes in the fair value of the Convertible Notes for the three months ended March 31, 2025 are summarized as follows:

Three months ended
March 31, 2025
Balance, beginning of the period	$3,589,410
Additional notes issued	160,000
Interest accrued	50,939
Change in fair value	36,008
Total	$3,836,357

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

Year ended
December 31, 2025
Balance, beginning of the period	$0
Borrowings	600,000
Change in fair value	(181,184)
Elimination of promissory notes due to Merger	(418,816)
Total	$-

Overall Debt

Interest expense on the above debt instruments was Nil and $50,939 for the three months ended March 31, 2026 and 2025, respectively.

The fair value of the Promissory Notes, Bridge Notes, and Reshape Notes is classified within Level 3 of the fair value hierarchy, using the inputs below to calculate the fair value. The Company used a probability-weighted scenario analysis to determine the fair value of the convertible notes. The risk-free rate used in the analysis is based on the yield on a U.S. government zero-coupon bond, interpolated for the period that corresponds to the time to liquidity as at the valuation date, for the three months ended March 31, 2025 are as follows:

March 31, 2025
Adjusted Interest rate	4.23% to 4.35%

Time to Financing Date	3-4 months

10.	Common Stock and Preferred Stock

Capital

VTI had been authorized to issue 20,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share. In June 2024, the number of authorized shares of preferred stock increased to 16,000,000 shares. In August 2025, the Board of Directors of the Company approved a 5,000:1 reverse stock split. In August 2025, VTI amended the Articles of Incorporation of the Company to authorize three new series of preferred stock, with similar rights as the existing shares of preferred stock:

a.	Series D-1 – 23,658 shares authorized with an “original issuance price” of $8.874 per share

b.	Series D-2 – 315,256 shares authorized with an “original issuance price” of $5.886 per share

c.	Series Seed-1 – 900,000 shares authorized with an “original issuance price” of $0.936 per share

As of March 31, 2026, VHI had 300,000,000 shares of common stock authorized. On April 24, 2026, VHI amended the Articles of Incorporation of the Company to effectuate a decrease in the number of shares of the Company’s common stock authorized for issuance from 300,000,000 to 50,000,000 shares.

VTI Common stock transactions

In August 2025, VTI issued 376,256 shares of common stock to certain advisors and consultants. The fair value of such shares of approximately $5.9 million is recorded principally as a Transactional and Financial Advisory Fee in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025.

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

In August 2025, several preferred shareholders were issued shares of a new series of preferred stock in exchange for their current holdings in earlier issued series of preferred stock as follows:

a.	11 shares of Series D preferred stock exchanged into 23,658 shares of Series D1 preferred stock

b.	96 shares of Series D preferred stock exchanged into 315,256 shares of Series D2 preferred stock

c.	203 shares of Series D preferred stock exchanged into 900,000 shares of Seed Series-1 preferred stock

Such shareholders received an aggregate of 1,238,604 additional shares of preferred stock. The estimated fair value of such additional preferred shares was $19,421,311 and is considered a shareholder transaction and recorded analogous to a “deemed dividend” in the Condensed Consolidated Statement of Stockholders’ Equity. As a result of the Merger transaction, all shares of preferred stock were converted into common stock.

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

At the Merger date, there were 691,970 shares of VHI common stock outstanding, which were held by the former Reshape shareholders, and continue to be outstanding at December 31, 2025. The net liabilities of Reshape assumed as of December 31, 2025, were approximately $244,000, as adjusted for a favorable negotiated settlement of a liability of $20,835 in the first quarter of 2026.

Private Placement offering in the Company and Share Subscription in VTL at Merger transactions (see Note 8) closed shortly after the Merger, and resulted in VTL receiving gross proceeds of $940,009 from the sale of 999 shares of VTL and the Company receiving $5,735,052 from the sale of 520,514 shares of VHI common stock, inclusive of the amounts received in advance in the form of bridge notes (see Note 7). Net of expenses of $100,000, the Company received an aggregate of $6,575,061. The amount recorded with the consolidated statement of stockholder’s equity of $6,463,646 includes the offset of the deferred offering cost of $111,415.

The Company issued 19,960 shares of common stock to a marketing vendor in December 2025, and recorded an expense of $100,000 recorded in selling, general and administrative expenses.

The Company issued 9,646 shares of common stock to a marketing vendor in February 2026, and recorded an expense of $30,000 recorded in selling, general and administrative expenses.

At The Market Offering

On August 20, 2025, The Company entered into Amendment No. 1 to the Equity Distribution Agreement dated May 30, 2025 (the “Sales Agreement” or “ATM”) with Maxim Group LLC (“Maxim”) to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock from time to time, in an at-the-market public offering (the “ATM Offering”), less a 3% discount.  The Company has targeted a certain floor price and maximum daily sales as a percentage of daily trading volume at which it will sell shares under the Sales Agreement.  In February 2026, the Company sold 1,089,545 shares of common stock at prices between $3.090 and $4.86 per share under the Equity Distribution Agreement, resulting in net proceeds of $5,291,868.

Entitlement shares

In connection with the Merger, three put/call option agreements were put in place.

a.	The first put/call option agreement is between the Company and certain investors in VTI. Through this agreement, 1,318,310 shares of common stock held by Indian stockholders of VTI be exchanged for 825,307 entitled shares of VHI common stock pursuant to the put/call exercise in the future as per the terms of the agreements.

b.	The second put/call option agreement is between VTL, VHI, and investors in the bridge investments that came in the form of Compulsory Convertible Debentures that were converted to 86 shares in the Indian subsidiary at the Merger closing. Those shares are to be exchanged for 800,361 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of the agreements.

c.	The third put/call option agreement is between VTL, VHI, and investors for the concurrent (concurrent to Merger closing) financing for subscription of 999 shares in the Indian subsidiary. Those shares are to be exchanged for 89,671 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of this agreement

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

The non-controlling interest is summarized as of December 31, 2025, as follows:

	Entitled shares	Historical Cost Amount
VTI Shareholders	825,261	$540,488
VTL note holders	566,666	55,167
Investors in VTL common stock through the Concurrent Financing	89,671	940,009
	1,481,598	1,535,664
Loss attributable to non-controlling interest for the year ended December 31, 2025		(215,706)
Non-controlling interest at December 31, 2025	1,481,598	$1,319,958
Loss attributable to non-controlling interest for the period ended March 31, 2026		(22,611)
Non-controlling interest at March 31, 2026	1,481,598	$1,297,347

11.	Stock-Based Compensation

VTI has two stock option plans. There is also a legacy Reshape plan that was still in effect at the time of the Merger. The Company converted these plans into a comprehensive VHI plan in the first quarter of 2026. All share amounts have been adjusted to reflect the stock split discussed above.

2025 VHI PLAN

On October 27, 2025, the stockholders of the Company approved the adoption of the 2025 Equity Incentive Plan (the “VHI Plan”), which was adopted by the Board of Directors on October 2, 2025 and replaced the prior Equity Incentive Plan. Under the 2025 Equity Incentive Plan, 2,000,000 shares of our common stock are available for issuance pursuant to future grants or awards.

In February 2026, VHI issued stock options to employees, board members and consultants to purchase 1,725,211 shares of common stock at $0.66 per share and 75,400 shares of common stock at $4.97 per share.   The majority of such shares vest immediately, with the remaining vesting over various periods up to 4 years.  These options have a 10-year life. Shares previously outstanding from the VTI 2025 and 2018 plans were cancelled, and were replaced by the 1,725,211 shares granted in the three months ended March 31, 2026 which were adjusted to reflect the impact of the share exchange ratio to provide the same economic value as the optionholders previously held. The Company considered the share exchange a “modification” of the stock option under ASC 718, however the incremental value of the newly issued options was immaterial.

The Company has estimated the fair value of the 2026 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	4.26%
Expected term	5 years
Expected volatility	74%
Expected dividends	0
Grant date fair value of common stock	$0.43

The summary of stock option activity of the VHI Plan for the three months ended March 31, 2026 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2025	0	$-	-

Granted during the three months ended March 31, 2026	1,800,611	$0.84	10.0 years
Expired during the three months ended March 31, 2026	-	-
Exercised during the three months ended March 31, 2026	-
			-
Outstanding as of March 31, 2026	1,800,611	$0.84	9.6 years

Exercisable as of March 31, 2026	1,726,399	$0.84	9.6 years

2018 VTI ESOP PLAN

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

The last issuance of an option under the ESOP Plan was in 2024.

The summary of stock options activity for the three months ended March 31, 2026 and the year ended December 31, 2025, is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	280	$3,451.03	6.0 years
Granted during year ended December 31, 2025	—	—	—
Expired during year ended December 31, 2025	(1)	2,400.00	-
Exercised during year ended December 31, 2025
	—	-	-
Outstanding as of December 31, 2025	279	$3,453.05	5.8 years
Cancelled during the quarter ended March 31, 2026	(279)	3,453.05	5.8 years
Outstanding March 31, 2026	0	-	-

Exercisable as of December 31, 2025	279	$3,453.05	5.6 years
Exercisable as of March 31, 2026	0	-	-

The following outlines the outstanding and vested stock options by exercise price as of March 31, 2026 and December 31, 2025.

Exercise Price	Number of Options Outstanding and fully vested – March 31, 2026	Number of Options Outstanding and fully vested – Decembe 31, 2025
$ 2,400.00	-	140
$ 4,500.00	-	131
$ 5,000.00	-	8
Total	-	279

2025 VTI Stock Option Plan

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

The Company has estimated the fair value of the 2025 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	4.41%
Expected term	5 years
Expected volatility	54%
Expected dividends	0
Grant date fair value of common stock	$0.41

The summary of stock option activity of the 2025 Plan for three months ended March 31, 2026 and the year ended December 31, 2025 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	0	$-	-

Granted during year ended December 31, 2025	2,762,901	$0.41	6.0 years
Expired during year ended December 31, 2025	-	-
Exercised during year ended December 31, 2025	-
			-
Outstanding as of December 31, 2025	2,762,901	$0.41	5.6 years
Cancelled during the quarter ended March 31, 2026	(2,762,901)	$0.41
Outstanding March 31, 2026	0	-	-

Exercisable as of March 31, 2026	0	-	-
Exercisable as of December 31, 2025	2,729,580	$0.41	5.6 years

The Company recognized $5,696 and $0 of stock-based compensation expense from all three stock option plans which is included in Research and Development and Selling, General and Administrative Expenses based on allocation in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there is a future compensation cost of $130,000 to be recognized related to stock options granted under the VHI Plan over the next 10 months. The intrinsic value of vested and outstanding stock options was approximately $2.3 million at March 31, 2026.

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

The Company generated a current taxable loss for the three months ended March 31, 2026 and December 31, 2025, and therefore, the only current income taxes payable were certain minimum taxes. The effective tax rate for the years ended December 31, 2025, and 2024 was zero and differs from the federal statutory income tax rate of 21% principally due to the full valuation allowance recognized against deferred income tax assets, and to a lesser extent due to different tax rates in the jurisdiction of VTL and certain non-deductible expenses for income tax purposes.

A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses by the Company where, based on available evidence, it is more likely than not that they will not be realized. The Company recorded full valuation allowance against its net deferred tax assets on March 31, 2026 and December 31, 2025. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable.

As of December 31, 2025, VTI has net operating loss carry-forwards of approximately $28,000,000 in the United States, which will expire as follows: $16.1 million has no expiration date, $10.2 million expires in 2039, and $1.7 million expires in 2038. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry-forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry-forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry-forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

At the date of the Merger, Reshape had approximately $230 million of net operating loss carryforwards, the majority of which has no expiration. However, utilization of such net operating losses will be limited by the Internal Revenue Code Section 382 limitation to approximately $400,000 per year based upon a preliminary analysis.

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

Operating leases are presented in the Company’s Condensed Consolidated Balance Sheets as right-of-use assets, net, and operating lease liability– current portion. The assets and liabilities from our leases are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. As the Company’s operating leases do not provide implicit rates, the Company has utilized its incremental borrowing rate, determined based on the long-term borrowing costs of companies with similar credit profiles, to record its lease obligations. For operating leases, the Company recognizes the minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. The Company will amortize this expense over the term of the lease beginning with the lease commencement date.

If the Company renews the lease for the entire three-year period, as expected, the annual lease payments will be approximately $33,000 in the year ending December 31, 2026. The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2026:

Lease payments – 2026	$23,152
Total undiscounted operating lease payments	23,152
Less: Imputed interest	(604)
Present value of operating lease liabilities – all current	$22,548

	As of	As of
	March 31,	December 31,
	2026	2025
Weighted average remaining lease term in years	1.0	2.0
Weighted average discount rate	8.0%	8.0%

The Right of Use Asset on March 31, 2026 of $21,241 will be amortized over the 1 year remaining under the lease term. The Right of Use Asset balance on December 31, 2025 was $29,428. Rent expense was approximately $14,531 and $10,783 for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

14.	Commitments and contingencies

a)	Employee Benefits – Gratuity

The Company has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days basic salary payable for each completed year of service or part thereof in excess of six months subject to a limit of INR 2,000,000 (equivalent to approximately $24,000). Vesting occurs upon completion of 5 years of continuous service. A roll forward of the liability balance for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ending	Three months ending
	March 31, 2026	March 31, 2025
Obligation recognized in balance sheet:
Beginning of period	$82,357	$73,108
Benefits paid	(39,513)
Expenses charged to profit or loss	(15)	12,911
Currency translation differences	(2,957)
Total	$39,872	$86,019

b)	Employee Benefits – Leave Encashment

Accumulated Compensated absences or paid leave encashment, which are expected to be encashed within 12 months from the end of the year and are treated as short-term employee benefits. The obligation towards the same is measured at the expected cost of accumulating compensated absences as the additional amount expected to be paid as a result of the unused entitlement at the end of the year. Actuarial gains or losses are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss in the year in which they arise. A roll forward of the liability balance for the periods ended March 31, 2026 and 2025 are as follows:

	Three months ending	Three months ending
	March 31, 2026	March 31, 2025
Obligation recognized in balance sheet:
Beginning of period	$77,298	$72,768
Benefits paid	(33,811)
Expenses charged to profit or loss	(104)	8,327
Currency translation differences	(2854)
End of the Year	$40,530	$81,140

c)	Employee Benefits – Provident Fund

In accordance with Indian law, all employees in India are entitled to receive benefits under the ‘Provident Fund’, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12%) of the employee’s basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Company’s monthly contributions to the above-mentioned plans are charged to consolidated statements of operations and comprehensive loss in the year they are incurred and there are no further obligations under the plan beyond those monthly contributions. The Company’s contribution towards the Provident Fund during the three months ended March 31, 2026 and 2025 was approximately $428 and $395, respectively.

d)	GST matter

On March 27, 2026, the Company received an order from the GST authorities in India relating to the refund of Integrated Goods and Services Tax (IGST) of approximately ₹3.57 crore (approximately $400K) previously claimed on certain R&D services provided to its U.S. affiliate. The matter pertains to the determination of the place of supply under the IGST Act, 2017, for services rendered before October 1, 2019. The GST authorities have taken the position that such services do not qualify as “export of services” and have proposed recovery of the refund along with applicable interest and penalties under relevant provisions of the Central Goods & Services Tax Act. The total amount of the demand order by IGST with respect to this matter, including interest and penalty is approximately $750,000 as of March 31, 2026.

The Company believes that its position is supported by applicable law, judicial precedents, and clarificatory guidance, including the nature of services being provided on a principal-to-principal basis and not constituting services in respect of goods physically made available. Accordingly, the Company intends to contest the order through appropriate legal remedies. Based on its assessment and advice from legal and tax counsel, management believes that it has a strong case on the merits and does not expect a material adverse impact on its financial position; accordingly, no provision has been recorded as of March 31, 2026.

e)	Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business, which could result in a material adverse effect on the Company’s combined financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2026, and December 31, 2025, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies.

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

Reporting by segment is summarized as follows for the three months ended March 31, 2026 and 2025:

Amount in USD	For the three months ended March 31, 2026			For the three months ended March 31, 2025
	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	31,591	$31,591	-	198,581	198,581
Gross margin	-	16,645	16,645	-	154,419	154,419
Operating expenses
Depreciation and amortization	2,605		2,605	3,523		3,523
Selling, general and administrative	458,936	18,639	477,575	236,537	23,089	259,626
Transactional fees	-		-	-		-
Research and development	636,769	29,636	666,405	75,437	14,831	90,268
Total Operating expenses	1,098,311	48,274	1,146,585	315,497	37,920	353,417
Other expenses
Interest expense	(2,845)		(2,845)	(54,954)		(54,954)
Fair value adjustment				(36,008)		(36,008)
Other income (loss), net	147,264		147,264	(4,014)		(4,014)
Other expenses	144,419	-	144,419	(94,976)	-	(94,976)
Net income	$(953,892)	$(31,629)	$(985,521)	$(410,473)	$116,499	$(293,974)
Assets of segment	$10,185,137	$309	$10,185,446	$1,293,784	$149,299	$1,443,083

The Company derives revenues from the sale of products, including royalties related to sales of such products and from the license of technology. Substantially all revenues for the three months ended March 31, 2026 and 2025 are derived from Sun Pharma, a significant pharmaceutical company based in India (“Major Customer”). Revenues for the three months ended March 31, 2026, and 2025 are summarized as follows:

	Three months ending	Three months ending
	March 31, 2026	March 31, 2025
Licensing and milestone fees – Luliconazole	-	116,900
Sale of products	25,465	76,727
Royalty income related to above product sales	6,126	4,954
Total	$31,591	$198,581

In December 2020, the Company entered into a licensing contract for a product with such a Major Customer, whereby the Company would be entitled to development and sales-based milestones and royalties on future sales of the product by the Major Customer. No development milestones, sales-based milestones, or royalties have been received under this license during the three months ended March 31, 2026, and $116,900 was earned during the three months ended March 31, 2025.

16.	Due to affiliates

The Company incurred consultancy charges to certain members of the Board of Directors of the Company (“Directors”) recognized as selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $25,000 for each of the three months ended March 31, 2026 and March 31, 2025. The amount outstanding to such Directors as of March 31, 2026 and December 31, 2025 is approximately $175,000 and $200,000, respectively, which is included in Due To Affiliates in the Condensed Consolidated Balance Sheet.

The Company incurred compensation expenses to the Chief Executive Officer of the Company (“CEO”) recognized as Selling, General and Administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $65,000 for each of the three months ended March 31, 2026 and 2025. The amount outstanding as of both March 31, 2026 and December 31, 2025 to the CEO is $323,066, which is included in Salary and Employment Benefits Payable in the Condensed Consolidated Balance Sheets. See also Note 7 for the settlement of a portion of the salary payable.

Certain Directors have provided short-term advances to the Company from time to time, amounting to approximately $4,346 and $4,562 at March 31, 2026 and December 31, 2025, respectively. This is included Due To Affiliates in the accompanying Condensed Consolidated Balance Sheets and is yet to be repaid as of the date of these financial statements.

17.	Subsequent events

For the consolidated financial statements as at and for the three month ended March 31, 2026, we have evaluated subsequent events through the date the consolidated financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as described below.

The Company received a civil court notice with respect to deferred unpaid salary of approximately $95,000, not paid to a past employee. This has been recognized as a liability at both March 31, 2026 and December 31, 2025, therefore there is no further impact on working capital expected related to this matter.

On April 24, 2026, VHI amended the Articles of Incorporation of the Company to effectuate a decrease in the number of shares of the common stock authorized for issuance from 300,000,000 to 50,000,000 shares.

On May 8, 2026 the Company entered into an in-licensing agreement with Impetis Biosciences Limited (A TATA Enterprise) relating to certain preclinical JAK inhibitor assets, pursuant to which the Company has no upfront payment obligations, development funding commitments, or milestone payment obligations, and consideration is limited to a 1.5% royalty on future net sales, if any, upon commercialization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “could,” “intends,” “might,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, level of activity, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in the “Risk Factors” section included in Item 1A of our most recent Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

The Company is a Cambridge, MA/Princeton, NJ/ New Delhi, India-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions, with a business advantage of the US-India innovation corridor. The lead program, VT-1953, is a topical gel that is being developed to treat signs and symptoms of malignant fungating wounds, a potentially orphan drug designation program. The Company is planning to have discussions with the Food & Drug Administration (FDA) on a pivotal trial protocol in the first half of 2026. The Company also has a Pre-Investigational New Drug application stage ophthalmic drops program, a potentially orphan drug program, VT-1908, a repurposed immune modulator to treat steroid-sparing anterior uveitis. Another late clinical-stage program, VB-1953, for moderate to severe acne, has completed its Phase II clinical trial, and this program is Phase 3-ready.

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

The Company has commercialized a novel reformulated topical anti-fungal shampoo based on the technology platform of Molecular Replacement Therapeutics (“MRT”) in India. The Company has entered into a licensing and marketing agreement with Sun Pharma to sell such topical anti-fungal product in India, whereby the Company will receive a net service fee payment for sales of such products made by Sun Pharma. This agreement terminated in 2024. The Company had also entered into an agreement with Sun Pharma for the development and licensing of MRT technology-based Luliconazole topical cream for skin fungal diseases for the Indian market. This product was commercialized by Sun Pharma in 2023.

The Company operates in two segments, biotechnology and pharmaceutical products. Our biotechnology segment comprises our operations around our VT-1953, VT-1908, and VB-1953 programs that are in development, and our pharmaceutical segment comprises our antifungal products.

Since inception, our operations have focused on organizing and staffing our biotechnology segment, business planning, raising capital, acquiring and developing our technology, establishing our intellectual property portfolio, identifying potential product candidates, undertaking preclinical and clinical studies, and manufacturing. We do not have any products approved for sale and have not generated any revenue from product sales from the biotechnology segment. Our pharmaceutical segment represents the operations of a legacy business and various licensing agreements with Sun Pharma.

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

Changes in Officers and Directors

On August 13, 2025, in connection with the consummation of the Merger and, as required pursuant to the Merger Agreement, Paul Hickey, Dan W. Gladney, Arda M. Minocherhomjee and Lori C. McDougal and Gary D. Blackford resigned from and ceased serving on the Board and any and all committees thereof, which resignations were effective upon the consummation of the Merger. In addition, effective upon the consummation of the Merger, Paul Hickey resigned as the President and Chief Executive Officer of the Company, and Tom Stankovich resigned as the Chief Financial Officer of the Company.

In connection with the consummation of the Merger and pursuant to the Merger Agreement, on August 15, 2025, the Board elected and designated Krishna Gupta, Stash Pomichter, Shiladitya Sengupta, Venkateswarlu Nelabhotla, John Tincoff, and Mohanjit Jolly, to serve on the Board effective immediately after the consummation of the Merger. Pursuant to the Merger Agreement and as previously disclosed, Krishna Gupta has been serving as the Board’s Chairperson of the Combined Company effective as of the consummation of the Merger.

Also on August 15, 2025, in connection with the consummation of the Merger, Venkateswarlu Nelabhotla was appointed as Chief Executive Officer of the Company and Robert Dickey was appointed as Interim Chief Financial Officer of the Company.

The Company entered into an agreement with Foresite Advisors, LLC (the “CFO Agreement”) governing the terms of Mr. Dickey’s employment with the Company as its Interim Full-time Chief Financial Officer. The CFO Agreement provides for a one-year term, which may be extended by mutual written consent. The CFO Agreement may be terminated by either party with Cause, as defined in the agreement, upon 15 days’ notice or without cause, upon 30 days’ prior written notice to the other party. The CFO Agreement provides for compensation of $15,000 per calendar month.

Closing of the Reshape Asset Sale

On July 8, 2025, the Company completed the transactions contemplated under the Asset Purchase Agreement dated July 8, 2024, which was amended on April 25, 2025 (the “Asset Purchase Agreement”), with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom, which is an affiliate of Biorad Medisys Pvt. Ltd. (together, “Biorad”). Pursuant to the Asset Purchase Agreement, the Company sold its assets (excluding cash) to Biorad, and Biorad assumed substantially all of the Company’s liabilities, for an agreed upon purchase price of $2.25 million in cash, subject to adjustment based on the Company’s actual accounts receivable and accounts payable at the closing, compared to such amounts as of March 31, 2026.

Private Placement

Immediately after the Effective Time, the Company closed on the sale of an aggregate of 520,514 shares of the Company’s Common Stock (the “Offered Shares”) at a price of $11.02 per share for gross proceeds of approximately $5,735,000 pursuant to those certain subscription agreements entered into among the Company, Vyome, and the investors signatory thereto. Vyome, through its subsidiary Vyome Therapeutics Limited, also closed on the sale of 999 shares of Vyome Therapeutics Limited at a price per share of $937.14 for gross proceeds of approximately $936,000, which shares are subject to a put-call option agreement with the Company. Simultaneously with entry into the subscription agreements, the Company, Vyome and the investors entered into registration rights agreements, which provide for certain registration rights to the investors, including the filing of a registration statement that includes the shares of common stock purchased by the investors, within 45 days of the closing of the Merger. Simultaneously with the execution of the subscription agreements, Vyome entered into a securities purchase agreement with each investor pursuant to which Vyome issued to each investor a convertible promissory note in the principal amount equal to 5% or more of such investor’s total agreed upon investment amount, which convertible notes provided for interest at 8% per annum and conversion immediately before completion of the Merger into a number of shares of common stock of Vyome equal to 100% of the outstanding principal and interest of the convertible promissory notes divided by $11.02, the price per share of common stock sold in the private placement offering.

Reverse Stock Split

On August 15, 2025, the Company effected a 1-for-4 reverse stock split of its Common Stock (the “Reverse Stock Split”). On July 24, 2025, the stockholders of the Company approved the proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion, to amend the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock, at a ratio in the range of 1-for-2 to 1-for-5, such ratio to be determined by the Board and included in a public announcement. The Board subsequently approved the Reverse Stock Split at a ratio of 1-for-4, and on August 15, 2025, the Company filed a Certificate of Eighth Amendment (the “Certificate of Eighth Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Restated Certificate of Incorporation, as amended, and effected the Reverse Stock Split on August 15, 2025.

As a result of the Reverse Stock Split, every four shares of Common Stock issued or outstanding or held by the Company as treasury stock were automatically reclassified into one new share of Common Stock without any action on the part of the holders. Any fractional shares of Common Stock resulting from the Reverse Stock Split were rounded up to the nearest whole share, and no stockholders received cash in lieu of fractional shares.

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

On April 24, 2026, the Company filed the Certificate of Tenth Amendment with the Secretary of State of the State of Delaware to effectuate a decrease in the number of shares of the Company’s common stock authorized for issuance from 300,000,000 to 50,000,000 shares. The stockholders of the Company approved the amendment on April 24, 2026, at the 2026 Annual Meeting of Stockholders.

ATM Offering

On August 20, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to that certain Equity Distribution Agreement dated May 30, 2025 with Maxim Group LLC to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock, par value $0.001 per share, from time to time, in an at-the-market public offering (the “ATM Offering”). The Amendment increased the amount that may be offered and sold in the Offering from $3,420,926 to $12,000,000. In February 2026, the Company sold 1,089,545 shares of common stock at prices between $3.09 and $4.86 per share under the Equity Distribution Agreement, resulting in net proceeds of $5,291,868.

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

Comparison of the three months ended March 31, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

For the three months ended March 31,

	2026	2025	Change
Revenues
Revenue	$31,591	$198,581	$(166,990)
Cost of goods sold	(14,946)	(44,162)	29,216
Gross profit	16,645	154,419	(137,774)
Operating expenses:			-
Research and development	666,405	90,268	576,137
Depreciation and amortization	2,605	3,523	(918)
Selling, general and administrative	477,575	259,626	217,949
Total operating expenses	1,146,585	353,417	793,168
Loss from operations	(1,129,940)	(198,998)	(930,942)
Other income (expense):			-
Fair value adjustment	-	(36,008)	36,008
Interest income and other	147,264	(4,014)	151,278
Interest expense	(2,845)	(54,954)	52,109
Net loss	$(985,521)	$(293,974)	$(691,547)

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the three months ended March 31, 2026, and 2025 were derived from one customer, Sun Pharma, based in India. During 2023, the Company amended its arrangement with Sun Pharma such that the Company will no longer be responsible for purchasing and selling inventory of the dandruff lotion and shampoo but instead will receive a net service fee payment for sales of such products made by Sun Pharma. This arrangement was terminated in 2024. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the three months ended March 31, 2026 and 2025 are summarized as follows:

	2026	2025
Licensing & milestone fees – Luliconazole	-	116,900
Royalty income related to above product sales	6,126	4,954
Sale of products	25,465	76,727
	$31,591	$198,581

Research and Development Expenses

Research and development expenses were $666,405 and $90,268 for the three months ended March 31, 2026 and 2025, respectively. The increase in research and development costs was primarily due to the focusing of the Company’s resources on scaling up the regulatory consulting and CMC preparation work of the VT-1953 project.

General and Administrative Expenses

General and administrative expenses were $477,575 and $259,626 for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in legal, accounting, auditing, and related professional fees associated with preparing for the Merger, and the stock-based compensation for stock options of $5,696 in the three months ended March 31, 2026.

Interest income

Interest income and other were $147,264 and ($4,014) for the three months ended March 31, 2026, and 2025, respectively. The increase was driven by funds held in our bank accounts after merger-related proceeds and draws on the ATM.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) Nil and ($36,008) for the three months ended March 31, 2026, and 2025, respectively, reflecting the probability and timing of the Merger completion and resultant valuation considerations.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026, and 2025 indicated:

For the three months ended March 31,

Net cash provided by (used in):	2026	2025	Change
Operating activities	$(1,435,966)	$(203,535)	$(1,232,429)
Investing activities	-	-	-
Financing activities	5,288,868	160,000	5,128,868
Other	(39,454)	1	(39,455)
Net (decrease) increase in cash	$3,813,448	$(43,534)	$3,856,983

During the three months ended March 31, 2026, net cash used in operating activities was $1,435,966, consisting primarily of net losses of $985,521 less stock compensation expenses of $5,696, a decrease of $278,628 of post-employment benefits and a decrease of accounts payable and accrued expenses of $184,697 partially offset by a decrease in prepaid expenses of $89,189. The Company continues to operate under cost-efficient operations for capital efficiency.

During the three months ended March 31, 2025, net cash used in operating activities was $203,535, consisting primarily of net losses of $293,974 less the non-cash charge for interest expense of $50,939 and an increase in accrued compensation and post-employment benefits of $68,021, offset by the loss on fair value adjustment of convertible debt of $36,008 and a decrease in accounts payable and accrued expenses of $73,168.

During 2025 prior to the Merger, we have primarily used the proceeds of the sale of our convertible notes to incrementally develop our biotechnology products and prepare the Company for an offering of its securities and activities related thereto. We had been operated under an austerity program for several years, delaying projects and payments until sufficient funds could be raised. As a result of the Merger, we were able to close on the funding from the Concurrent Financing (approximately $6.6 million) and subsequently from the ATM facility (approximately $6,500,000). The Company had $8,795,783 of cash at March 31, 2026.

Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities was $5,288,868, principally from the net proceeds from the sale of common stock pursuant to the ATM. During the three months ended March 31, 2025, cash provided by financing was $160,000, consisting primarily of $160,000 from the sale of convertible notes.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. As of March 31, 2026, we had a cash balance of $8,795,783 and have operated under an austerity plan for several years. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacturing of our drug product and drug supply, regulatory approval for our current and future product candidates, maintenance and expansion of our intellectual property portfolio, hiring of additional research, development and business personnel and operations as a public company. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties.

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

On March 27, 2026, the Company received an order from the GST authorities in India relating to the refund of Integrated Goods and Services Tax (IGST) of approximately ₹3.57 crore (~$400K) previously claimed on certain R&D services provided to its U.S. affiliate. The matter pertains to the determination of the place of supply under the IGST Act, 2017, for services rendered before October 1, 2019. The GST authorities have taken the position that such services do not qualify as “export of services” and have proposed recovery of the refund along with applicable interest and penalties under relevant provisions of the Central Goods & Services Tax Act. The Company believes that its position is supported by applicable law, judicial precedents, and clarificatory guidance, including the nature of services being provided on a principal-to-principal basis and not constituting services in respect of goods physically made available. Accordingly, the Company intends to contest the order through appropriate legal remedies. Based on its assessment and advice from legal and tax counsel, management believes that it has a strong case on the merits and does not expect a material adverse impact on its financial position; accordingly, no provision has been recorded as of March 31, 2026.

The Company received a civil court notice with respect to deferred unpaid salary of approximately $95,000 to a past employee. Thies liability is already accrued in the balance sheet.

We believe that our existing cash, together with the proceeds from the private placement offering, and proceeds from our ATM facility to date, will enable us to fund our operating expenses and capital expenditure requirements for at least 15 months, including the initiation of the pivotal trial of our lead candidate, VT-1953, but will not be sufficient to complete the trial and or work on the other indications or the development of any other product candidate. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations, and financial condition.

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

If we raise funds through potential collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We enter into agreements in the normal course of business for sponsored research, preclinical studies, contract manufacturing, and other services and products for operating purposes, which are generally cancellable upon written notice.

Licenses, employment agreements, or other commitments

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

Inflation

Inflation generally affects us by increasing the cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026 or 2025.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2026, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K filed on March 18, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Uses of Proceeds from Sale of Registered Securities

None.

Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Impetis License Agreement

On May 8, 2026, the Company entered into an Exclusive License Agreement (the “Impetis License Agreement”), dated May 8, 2026, with Impetis Biosciences Limited (A TATA Enterprise, or “Impetis”), pursuant to which the Company was granted an exclusive license to manufacture, commercialize and distribute certain preclinical JAK inhibitor assets (the “Impetis Assets”) worldwide. The Impetis License Agreement provides for consideration of a 1.5% royalty on future net sales, if any, upon commercialization of the Impetis Assets, and no upfront payment obligations, development funding commitments, or milestone payment obligations.

The foregoing description of the Impetis License Agreement is qualified in its entirety by reference to the full text of the Impetis License Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein in its entirety by reference.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

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

3.11

Tenth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2026).

3.12	Amended and Restated Bylaws, effective as of January 16, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024).

3.13	Amended and Restated Certificate of Designation to Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.14	Certificate of Merger merging Raider Lifesciences into Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

10.1**	Exclusive License Agreement, dated May 8, 2026, by and between the Company and Impetis Biosciences Limited.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

**	Filed herewith.

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

Dated: March 12, 2026