Form 10-Q
period 2026-06-30
Vyome Holdings, Inc
filed 2026-08-12
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, 7,018,528 shares of the registrant’s Common Stock were outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VYOME HOLDINGS, INC. AND SUBSIDIARIES.

Condensed Consolidated Balance Sheets

(Amount in USD)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$7,887,510	$4,982,333
Prepaid expenses	94,464	336,687
Other current assets	171,379	119,301
Total current assets	8,153,353	5,438,321
Non-current assets
Property and equipment, net	42,416	46,393
Intangible asset - shell company	314,191	314,191
Goods and service tax and other credits receivable	591,576	601,537
Prepaid insurance- long term portion	60,030	67,307
Right-of-use of asset, net	14,796	29,428
Total non-current assets	1,023,009	1,058,856
Total assets	$9,176,362	$6,497,177
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,064,034	$1,286,683
Due to Affiliates	179,338	204,562
Operating lease liability - current portion	17,310	31,258
Salary and post-employment benefits payable	496,314	870,822
Other current liabilities	107,660	341,835
Total current liabilities	1,864,656	2,735,160
Total liabilities	1,864,656	2,735,160
Commitments and contingencies
Stockholders’ equity
Common stock, 300,000,000 VHI shares authorized, 7,018,528 and 5,919,337 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7,019	5,919
Additional paid in capital	95,373,387	90,078,579
Non-controlling interest in VTI; 20,000,000 common shares authorized, 1,481,598 shares issued and outstanding at both June 30, 2026 and December 31, 2025	1,263,220	1,319,958
Accumulated deficit	(89,212,041)	(87,563,575)
Accumulated other comprehensive loss	(119,879)	(78,864)
Total stockholders’ equity	7,311,706	3,762,017
Total liabilities and stockholders’ equity	$9,176,362	$6,497,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

SIX MONTHS ENDED JUNE 30,

(Amount in USD)	2026	2025

Revenue	$58,546	$248,535
Cost of goods sold	(30,243)	(69,881)
Gross profit	28,303	178,654
Operating expenses
Depreciation and amortization	5,215	6,491
Selling, general and administrative	842,466	525,019
Research and development	1,173,128	170,329
Total operating expenses	2,020,809	701,839
Operating loss	(1,992,506)	(523,185)
Other income/(expense), net:
Interest expense	(6,170)	(111,093)
Interest income and other	293,472	1,035
Fair value adjustment	-	30,511
Total other income (expense), net	287,302	(79,547)
Net loss	(1,705,204)	(602,732)
Net loss attributable to non-controlling interest	(56,738)	-
Net loss attributable to owners of the Company	$(1,648,466)	$(602,732)
Comprehensive loss
Net Loss	(1,705,204)	(602,732)
Other comprehensive loss - Foreign currency translation adjustments	(41,015)	12
Total comprehensive loss	$(1,746,219)	$(602,720)

Net Loss per common share:
Loss per common share – basic and diluted	$(0.24)	$(1,561.45)
Weighted average number of shares outstanding	6,855,306	386

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED JUNE 30,

(Amount in USD)	2026	2025

Revenue	$26,955	$49,954
Cost of goods sold	(15,297)	(25,719)
Gross profit	11,658	24,235
Operating expenses
Depreciation and amortization	2,610	2,968
Selling, general and administrative	364,891	265,395
Research and development	506,723	80,061
Total operating expenses	874,224	348,424
Operating loss	(862,566)	(324,189)
Other income/(expense), net:
Interest expenses	(3,325)	(56,139)
Interest income and other	146,208	5,049
Fair value adjustment	-	66,519
Total other income (expense), net	142,883	15,429
Net loss	(719,683)	(308,760)
Net loss attributable to non-controlling interest	(34,127)	-
Net loss attributable to owners of the Company	(685,556)	(308,760)
Comprehensive loss:
Net Loss	(719,683)	(308,760)
Other comprehensive loss- Foreign currency translation adjustments	(1,561)	12
Total comprehensive loss	$(721,244)	$(308,748)

Net Loss per common share:
Loss per common share – basic and diluted	$(0.10)	$(799.90)
Weighted average number of shares outstanding	7,018,528	386

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

	Common stock of VHI		Preferred stock		Additional Paid-in	Accumulated	Non controling Interest		Accumulated Other Comprehensive Income	Total Stockholders equity
	Shares	Amount	Shares	Amount	Capital	Deficit	VTI Shares	Amount	(Loss)	(Deficit)
Balance at December 31, 2024	-	$-	3,076	$3	$51,084,877	$(55,422,744)	386	$1	$(53,170)	$(4,391,033)
Net loss for the period						(293,974)				(293,974)
Foreign currency translation adjustment									1	1
Balance at March 31, 2025	-	$-	3,076	$3	$51,084,877	$(55,716,718)	386	$1	$(53,169)	$(4,685,006)

Balance at March 31, 2025	-	$-	3,076	$3	$51,084,877	$(55,716,718)	386	$1	$(53,169)	$(4,685,006)
Net loss for the period						(308,760)				(308,760)
Foreign currency translation adjustment									12	12
Balance at June 30, 2025	-	$-	3,076	$3	$51,084,877	$(56,025,478)	386	$1	$(53,157)	$(4,993,754)

	Common stock of VHI		Preferred stock		Additional Paid-in	Accumulated	Non controling Interest		Accumulated Other Comprehensive Income	Total Stockholders equity
	Shares	Amount	Shares	Amount	Capital	Deficit	VTI Shares	Amount	(Loss)	(Deficit)
Balance at December 31, 2025	5,919,337	$5,919	-	$-	$90,078,579	$(87,563,575)	1,481,598	$1,319,958	$(78,864)	$3,762,017
Shares issued in connection with ATM financing, net of costs	1,089,545	1,090			5,287,778					5,288,868
Adjustment of net liabilities assumed in Merger transaction					(20,285)					(20,285)
Issuance of shares to marketing firm	9,646	10			29,990					30,000
Stock based compensation					5,696					5,696
Net loss for the period						(962,910)		(22,611)		(985,521)
Foreign currency translation adjustment									(39,454)	(39,454)
Balance at March 31, 2026	7,018,528	$7,019	-	$-	$95,381,758	$(88,526,485)	1,481,598	$1,297,347	$(118,318)	$8,041,321

Balance at March 31, 2026	7,018,528	$7,019	$-	$-	$95,381,758	$(88,526,485)	1,481,598	$1,297,347	$(118,318)	$8,041,321

Costs incurred in connection with ATM financing					(3,000)					(3,000)
Adjustment of net liabilities assumed in Merger transaction					(16,422)					(16,422)
Stock based compensation					11,051					11,051
Net loss for the period						(685,556)		(34,127)		(719,683)
Foreign currency translation adjustment									(1,561)	(1,561)
Balance at June 30, 2026	7,018,528	$7,019	-	$-	$95,373,387	$(89,212,041)	1,481,598	$1,263,220	$(119,879)	$7,311,706

The accompanying notes are an integral part of these condensed consolidated financial statements

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Amount in USD)	2026	2025
Cash flows from operating activities
Net loss	$(1,705,204)	$(602,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,215	6,491
(Gain) loss on fair value adjustment of convertible debt	-	(30,511)
Non-cash accrued interest expense	-	108,476
Stock compensation expense - stock options	16,747	-
Stock compensation expense – common stock	30,000	-
Changes in assets and liabilities:
Accounts receivable, net	(1,856)	1,953
Prepaid expenses and other current assets	192,001	(2,859)
Other assets	30,632	31,630
Accounts payable and accrued expenses	(259,356)	(96,325)
Due to Affiliates	(25,224)	40,752
Salary and post employment benefits payable	(374,508)	66,913
Other current liabilities	(248,123)	(33,572)
Net cash used in operating activities	(2,339,676)	(509,784)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	191,253
Proceeds from promissory note issued by Reshape	-	600,000
Proceeds from sale of common stock pursuant to ATM	5,285,868	-
Net cash generated from financing activities	5,285,868	791,253
Effect of exchange rate changes on cash and cash equivalents	(41,015)	13
Net increase in cash and cash equivalents	2,905,177	281,482
Cash and cash equivalents at beginning of the period	4,982,333	101,904
Cash and cash equivalents at end of the period	$7,887,510	$383,386
Supplemental non-cash and financing activities:
Interest paid	$4,646	$2,617

The accompanying notes are an integral part of these condensed consolidated financial statements

VYOME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

(All amounts are in US Dollars and as stated otherwise)

1.	Organization and principal activities

a) Merger Transaction:

Vyome Holdings, Inc. (“Vyome Holdings”, “VHI” or the “Company”), formerly known as Reshape Lifesciences, Inc. (“Reshape”), is the holding company for Vyome Therapeutics, Inc. (“VTI”), a Delaware corporation, and its subsidiary in India, Vyome Therapeutics Limited (“VTL”) and are collectively referred to as “Vyome”.

VTI signed a definitive merger agreement (“Merger”) with Reshape Lifesciences, Inc. (“Reshape”) in July 2024, and such transaction was completed on August 15, 2025. Immediately prior to the Merger, Reshape sold substantially all of its assets and operations to a third-party. Immediately prior to the Merger, all of the convertible notes and preferred stock of Vyome were converted into shares of common stock based upon negotiated values. As a result of the Merger, the Board of Directors and management team of Reshape resigned, the Board of Directors and management of VTI were installed, and the Company became a Nasdaq-listed company. Reshape changed its name to Vyome Holdings, Inc. (the “Combined Company”) and began trading under the ticker symbol “HIND”. The Company will focus on Vyome’s business of advancing the development of its immuno-inflammatory assets and on identifying additional opportunities in the world-class US-Indian innovation corridor for the global market.

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

b) Business

The Company is a Cambridge, Massachusetts-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions. The lead program, VT-1953 is a novel and patented topical gel to treat signs and symptoms of Malignant Fungating wounds, and it can be a potential orphan drug-designated program. The Company had initiated a Phase II investigator-initiated trial in the first quarter of 2025 for VT-1953 and announced interim results in September 2025 and final results in December 2025. The Company has filed an application for Orphan Drug Designation for the VT-1953 program with the FDA in January 2026. In March 2026, the Company submitted a pre-IND briefing package to the FDA for its VT-1953 program, including its proposed pivotal clinical study strategy for the treatment of malodor and other symptoms associated with malignant fungating wounds. During the second quarter of 2026, the Company received the FDA’s written response on the proposed clinical development program described in the pre-IND briefing package submitted in March 2026. The Company is incorporating the FDA’s feedback and plans to continue its engagement with the FDA through a Type C meeting prior to advancing the pivotal clinical development program. Also, the Company has a Pre-Investigative New Drug application stage ophthalmic drops program, a potentially orphan drug designated program, and a repurposed immune modulator to treat steroid-sparing anterior uveitis. Another late clinical-stage program, VB 1953, for moderate to severe inflammatory acne has successfully completed its Phase II clinical trial with positive read-outs, and this program is Phase III ready. The Company is also developing other assets for treating immune-inflammatory diseases, which are in pre-clinical or early clinical development.

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

On May 8, 2026, the Company entered into an in-licensing agreement with Impetis Biosciences Limited (a TATA Enterprise) relating to certain preclinical JAK inhibitor assets, pursuant to which the Company has no upfront payment obligations, development funding commitments, or milestone payment obligations, and consideration is limited to a 1.5% royalty on future net sales, if any, upon commercialization. There were no revenues from this arrangement for the period ended June 30, 2026.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2026 and 2025, the Company generated a net loss of $1,705,204 and $602,732, respectively. The Company’s major sources of funds prior to the Merger have been through the sale of preferred stock and the issuance of convertible debt. In connection with the Merger, the Company sold shares of its stock (the “Concurrent Financing”). After the Merger, the Company has access to a financing facility to sell shares of common stock of the Company through an ATM facility, which may be accessed under certain circumstances– See Note 10. Further, the Company will be able to determine the timing of when planned clinical and pre-clinical operations will commence.

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

As a result of the Merger transaction and ATM facility described in Note 9, and depending upon the timing of the commencement of certain clinical activities, the Company believes it has sufficient funds to finance the operating requirements for at least the next 12 months from the issuance of these Consolidated Financial Statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management continues to implement plans to manage the timing and amount of expenses and seek additional financing. However, there can be no assurance that these plans will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in opinion of management, necessary for a fair presentation of the financial position as of June 30, 2026 and 2025, and the results of operations, and cash flows for the periods presented. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). Certain amounts in 2025 have been reclassified to conform to the 2026 presentation.

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

Transactions in foreign currencies are translated at the exchange rate prevailing on the date of the transaction. Resulting gains or losses from the settlement of such foreign currency transactions are included in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are expressed in functional currency at the historical exchange rates. Losses/ (gains) resulting from foreign currency transactions amounting to $41,015 and $(13) for the six months ended June 30, 2026 and 2025, respectively, are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

f)	Cash and Cash Equivalents

Cash includes all highly liquid instruments with a maturity of three months or less when purchased. VTI and VHI maintain their cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC”). At various times during the year, such balances may exceed the FDIC limit. On June 30, 2026, the Company held approximately $7.3 million in one bank account, which exceeded the FDIC limit by approximately $7.0 million. The Company has not experienced any credit losses associated with its balances in such accounts. Cash held in the U.S. bank account of VTI as of June 30, 2026 and December 31, 2025, was $7,388,354 and $4,051,958, respectively. Cash held in India in VTL bank accounts as of June 30, 2026, and December 31, 2025, was $499,156 and $930,375, respectively.

g)	Accounts Receivable, net

Accounts receivable are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current credit worthiness. The Company follows Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which removed all current thresholds and requires entities under the new current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The new CECL model is based on expected losses rather than incurred losses. Management determined that no allowance for doubtful accounts was necessary as of June 30, 2026 and December 31, 2025.

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

On August 21, 2021, Vyome acquired the majority of the outstanding shares, representing substantially all of the outstanding shares of preferred stock of Livechain, Inc. (“LICH”) for $220,000. The total costs of the shares acquisition were $314,191. LICH is an inactive non-reporting shell (“Shell Company”) that trades on the OTCID operated by OTC Markets Group under the ticker symbol LICH. As of the date of the acquisition of LICH and through June 30, 2026, LICH had no operations. LICH did not meet the definition of a business and therefore was accounted for as an asset acquisition of the shell company, a single indefinite-lived asset.

In February 2026, a newly formed subsidiary of LICH (“LICH sub”) signed a definitive agreement to purchase a note receivable from an investor in an AI company called “Humanyze” in exchange for 25% of its holdings in LICH. Such investor is also an investor in the Company, and a principal of such investor is a member of both Humanyze and our Board of Directors. Once the transaction closes, LICH Sub, using the default provisions of the note receivable, will acquire all of the assets of Humanyze in settlement of the note receivable. LICH sub intends to hire personnel, raise funds and advance the operations of Humanyze. This transaction has still not closed as of the date of the filing of this document.

Intangible assets with indefinite lives (i.e., non-reporting shell) are not amortized; rather, they are tested for impairment annually or whenever events or circumstances exist that would make it more likely than not that an impairment exists.

k) Impairment of Long-Lived Assets

The Company evaluates all long-lived assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. As of June 30, 2026 and December 31, 2025, management has determined that the value of the shares acquired in LICH is not impaired.

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

Net service fee payment and agent fees for sales of products made by Sun Pharma are recorded as service fee revenue in the period earned.

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

The Company also accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes”. This guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of June 30, 2026 and 2025, the Company had no uncertain tax positions that affected its financial position and its results of operations or its cash flows, and will continue to evaluate for uncertain tax positions in the future. There are no interest costs or penalties provided for in the Company’s consolidated financial statements for the periods ended June 30, 2026 and 2025. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the general and administrative expenses category in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 13.

s)	Notes Payable

The Company has elected to account for notes payable issued to investors using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. See Note 9 for additional information.  Pursuant to ASC 815-40-65-1(d), the Company made a one-time irrevocable election to apply the fair value option in ASC 825-10 for any liability classified convertible securities that are within the scope of ASC 825-10.

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

During the periods ended June 30, 2026 and 2025, diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options would have an anti-dilutive effect. The number of shares potentially issuable upon conversion of the debt at June 30, 2025 is not currently calculable and would be anti-dilutive.

The dilutive shares as of June 30, 2026 and 2025, not included in the dilutive loss per share calculation, are as follows:

	June 30,	June 30,
	2026	2025
Stock options	1,800,611	279
Warrants	817	-
Preferred stock	-	3,076
Shares that are subject to put call option agreement for certain entitled VHI shares	1,481,598	-
Total	3,283,026	3,355

v)	Post Employment benefits

The Subsidiary in India has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days basic salary payable for each completed year of service or part thereof in excess of three months subject to a limit of INR 2,000,000 (equivalent to approximately $ 21,000). Vesting occurs upon completion of 5 years of continuous service.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

There are no other recent accounting pronouncements that the Company expects will have a material effect on its prospective condensed consolidated financial statements.

3.	Other current assets

Other current assets consist of the following:

	June 30, 2026	December 31, 2025
Advances to suppliers	$5,336	$3,262
Accounts receivable	2,181	325
Receivables from LICH	150,484	98,286
Others	13,378	17,428
Total other current assets	171,379	119,301

Prepaid expenses	154,494	403,994
Less long term prepaid insurance	(60,030)	(67,307)
Total prepaid expenses	94,464	336,687
Total	$265,843	$455,988

Prepaid expenses consist primarily of prepaid directors’ and officers’ insurance.

4.	Property and equipment, net

Property and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Buildings and Improvement	$116,550	$122,609
Computer and office equipment	42,730	42,360
Furniture & fixtures	13,383	13,622
Laboratory equipment	372,204	392,111
Total	544,867	570,702
Accumulated depreciation	(502,451)	(524,309)
Net fixed assets	$42,416	$46,393

Depreciation expense was $5,215 and $6,491 for the six month period ended June 30, 2026 and 2025, respectively.

5.	Goods and services tax and other credits receivable

The Company’s balance of goods and services tax and other credits receivable from government authorities as of June 30, 2026 and December 31, 2025, consists of the following:

	June 30, 2026	December 31, 2025
Tax deducted at source and tax collected at source receivable	$4,899	$17,263
Input goods and service tax credit	572,534	584,274
Delaware franchise tax credit	14,143	-
Total	$591,576	$601,537

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$546,699	$647,533
Accrued expenses	517,335	639,150
Total	$1,064,034	$1,286,683

7.	Salary and post-employment benefits payable

Salary and post-employment benefits payable as of June 30, 2026 and December 31, 2025, consist of the following:

	June 30, 2026	December 31, 2025
Salaries payable	$409,702	$711,167
Accrued leave encashment (note 13)	47,175	77,298
Accrued gratuity plan (note 13)	39,437	82,357
Total	$496,314	$870,822

8.	Other current liabilities

Other current liabilities as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Statutory dues payable – current	$10,467	$8,323
Advance from customer – current	40,105	26,086
Insurance premium payable	-	244,974
Other liabilities	57,088	62,452
Total	$107,660	$341,835

9.	Convertible debt and Promissory Notes- ReShape

Convertible Debt

Commencing in October 2020 through February 2024, the Company began raising money through the issuance of a compulsorily convertible promissory note (the “Promissory Note”) pursuant to a Subscription Agreement (the “Subscription Agreement”). The Promissory Note was issued as part of a private placement (the “Offering”) for the sale of up to $1,982,000 of secured convertible promissory notes (collectively, the “Promissory Notes”) for a period of three years of maturity. The Promissory Notes bear interest at a rate of eight percent (8%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at maturity in three (3) years (“Maturity Date”). Significant conversion terms of the Promissory Notes are as follows:

a) In the event that the Company issues and sells shares of its equity securities (“Equity Securities”) to investors (the “Investors”) prior to the Maturity Date in an equity financing with total proceeds to the Company of not less than $10,000,000 (excluding the conversion of the Promissory Notes or other convertible securities issued for capital raising purposes (e.g., Simple Agreements for Future Equity) (a “Qualified Financing”), then the outstanding principal amount of the Promissory Notes and any unpaid accrued interest shall automatically convert in whole without any further action by the Holder into Equity Securities sold in the Qualified Financing at a conversion price equal to the cash price per share paid for Equity Securities by the Investors in the Qualified Financing multiplied by 0.75 in some of the Promissory Notes or 0.8 in other Promissory Notes; provided, that if such Qualified Financing is also a Deemed Liquidation Event (as defined in VTI’s Certificate of Incorporation, as amended, restated, and otherwise in effect from time to time, (the “Certificate of Incorporation”), shall govern with respect to the conversion of the Promissory Notes. The issuance of Equity Securities upon the conversion of this Note shall be upon and subject to the same terms and conditions applicable to Equity Securities sold in the Qualified Financing. Notwithstanding the foregoing, if the conversion price of the Promissory Notes as determined pursuant to the foregoing (the “Conversion Price”) is less than the price per share at which Equity Securities are issued in the Qualified Financing, the Company may, solely at its option, elect to convert the Promissory Notes into shares of a newly created series of preferred stock having the identical rights, privileges, preferences and restrictions as Equity Securities issued in the Qualified Financing, and otherwise on the same terms and conditions, other than with respect to (if applicable): (i) the per share liquidation preference and the conversion price for purposes of price-based anti-dilution protection, which will equal the Conversion Price; and (ii) the per share dividend, which will be the same percentage of the Conversion Price as applied to determine the per share dividends of the Investors in the Qualified Financing relative to the purchase price paid by the Investors. For the avoidance of doubt, such newly created series of preferred stock described in the preceding sentence shall be pari passu with the Equity Securities issued in the Qualified Financing.

b) If the Company consummates a transaction that is a Deemed Liquidation Event (as defined in the Certificate of Incorporation) while the Promissory Notes remain outstanding, then the outstanding principal amount of the Promissory Notes and any unpaid accrued interest shall, immediately prior to the closing of such Deemed Liquidation Event, automatically convert in whole without any further action by the holder of the Promissory Notes into shares of a newly created series of preferred stock (“New Senior Preferred Stock”) at a conversion price equal to the Original Issue Price (as defined in the Certificate of Incorporation) for the most senior series of preferred stock of the Company outstanding at such time (the “New Senior Preferred Conversion Price”). The New Senior Preferred Stock shall have the identical rights, privileges, preferences and restrictions as the most senior series of preferred stock of the Company outstanding at the time of such conversion, other than with respect to: (i) the per share liquidation preference, which shall be equal to two (2) times in some notes three (3) times in the other notes the New Senior Preferred Conversion Price; (ii) the conversion price for purposes of price-based anti-dilution protection, which will equal the New Senior Preferred Conversion Price; and (iii) the per share dividend, which will be the same percentage of the New Senior Preferred Conversion Price as applied to determine the per share dividends of the holders of the most senior series of preferred stock of the Company outstanding at such time relative to the Original Issue Price for such shares. For the avoidance of doubt, the New Senior Preferred Stock shall be senior to the most senior series of preferred stock of the Company outstanding at such time and shall be pari passu with all other securities into which compulsory convertible notes issued by the Company convert.

c) If the Promissory Notes have not otherwise been converted pursuant to the above, then, effective as of the Maturity Date, all outstanding principal and accrued and unpaid interest under the Promissory Notes shall be automatically converted into Series D Preferred Stock, at a conversion price equal to the New Senior Preferred Conversion Price.

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

The Company has elected to record the Promissory Notes and Bridge Notes at fair value. Changes in the fair value of the Convertible Notes for the six months ended June 30, 2025, are summarized as follows:

Six months ended
June 30, 2025
Balance, beginning of the period	$3,589,410
Additional notes issued	191,253
Interest accrued	103,045
Change in fair value	150,673
Conversion of notes and accrued interest to shares	-
Total	$4,034,381

The Notes were converted to common shares as part of the reverse recapitalization with ReShape in August 2025.

Promissory Notes – ReShape (“Reshape Notes”)

VTI entered into a note payable with Reshape for $400,000, of which payments under such note were received in several instalments from April 16, 2025 to June 5, 2025. The note bears interest at 8% per annum, was senior to any existing promissory or bridge notes, and matured on December 31, 2025. On June 28, 2025, the Company borrowed an additional $200,000 from Reshape pursuant to the same terms. The Reshape Notes were cancelled at the date of the Merger; however, the outstanding principal and interest were a part of the calculation of the relative shares of common stock of the Company retained by former Reshape shareholders at the Merger date. Changes in the fair value of the Reshape Notes for the six months ended June 30, 2025, are summarized as follows:

Six months ended
June 30, 2025
Balance, beginning of the period	$0
Borrowings	600,000
Change in fair value	(181,184)
Interest Accrued	5,431
Total	$424,247

There are no notes payable outstanding as of June 30, 2026.

Overall Debt

Interest expense on the above debt instruments was Nil and $108,476 for the six months ended June 30, 2026 and 2025, respectively. Interest expense on the above debt instruments was Nil and $50,939 for the three months ended June 30, 2026 and 2025, respectively.

The fair value of the Promissory Notes, Bridge Notes, and Reshape Notes, and Reshape Notes is classified within Level 3 of the fair value hierarchy, using the inputs below to calculate the fair value. The Company used a probability-weighted scenario analysis to determine the fair value of the convertible notes. There were no notes payable outstanding during the period ended June 30, 2026. The risk-free rate used in the analysis is based on the yield on a U.S. government zero-coupon bond, interpolated for the period that corresponds to the time to liquidity as at the valuation date, for the six months ended June 30, 2025, as follows:

June 30, 2025
Adjusted Interest rate	4.41 % to 4.45%

Time to Financing Date	1-3 months

10.	Common Stock and Preferred Stock

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

At the Merger date, there were 691,970 shares of VHI common stock outstanding, which were held by the former Reshape shareholders, and continue to be outstanding at December 31, 2025. The net liabilities of Reshape assumed at the Merger date were approximately $244,000. Subsequently, we have been able to reduce certain of such liabilities, recognized as an adjustment of the equity transactions associated with the Merger.

Private Placement offering in the Company and Share Subscription in VTL at Merger transactions (see Note 8) closed shortly after the Merger, and resulted in VTL receiving gross proceeds of $940,009 from the sale of 999 shares of VTL and the Company receiving $5,735,052 from the sale of 520,514 shares of VHI common stock, inclusive of the amounts received in advance in the form of bridge notes (see Note 7). Net of expenses of $100,000, the Company received an aggregate of $6,575,061. The amount recorded with the Condensed Consolidated Statement of Stockholders Equity of $6,463,646 includes the offset of the deferred offering cost of $111,415.

The Company issued 9,646 and 19,960 shares of common stock to a marketing vendor in January 2026 and December 2025, and recorded an expense of $30,000 and $100,000, respectively, recorded in selling, general and administrative expenses.

At The Market Offering

On August 20, 2025, The Company entered into Amendment No. 1 to the Equity Distribution Agreement dated May 30, 2025 (the “Sales Agreement” or “ATM”) with Maxim Group LLC (“Maxim”) to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock from time to time, in an at-the-market public offering (the “Offering”), less a 3% discount.  The Company has targeted a certain floor price and maximum daily sales as a percentage of daily trading volume at which it will sell shares under the Sales Agreement. In January 2026, the Company sold 1,089,545 shares of common stock at prices approximately between $4.00 and $6.00 per share under the Equity Distribution Agreement, resulting in net proceeds of $5,291,868, before deducting $6,000 for due diligence fees incurred with the Offering.

Entitlement shares

In connection with the Merger, three put/call option agreements were put in place.

a.	The first put/call option agreement is between the Company and certain investors in VTI. Through this agreement, 1,318,310 shares of common stock held by Indian stockholders of VTI be exchanged for 825,307 entitled shares of VHI common stock pursuant to the put/call exercise in the future as per the terms of the agreements.

b.	The second put/call option agreement is between the Company’s Indian subsidiary, VHI, and investors in the bridge investments that came in the form of Compulsory Convertible Debentures that were converted to 86 shares in the Indian subsidiary at the Merger closing. Those shares are to exchange for 800,361 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of the agreements.

c.	The third put/call option agreement is between the Company’s Indian subsidiary, VHI, and investors for the concurrent (concurrent to Merger closing) financing for subscription of 999 shares in the Indian subsidiary. Those shares are to be exchanged for 89,671 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of this agreement.

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

Between the Merger date and December 31, 2025, 233,695 of entitlement shares held by VTL shareholders and 46 entitlement shares held by VTI shareholders were exchanged for 233,741 shares of VHI common stock. There were no exchanges of entitlement shares from January 1 to June 30, 2026.

Since the shares discussed above are outstanding shares issued by subsidiaries of the Company, they are classified as non-controlling interests. As of June 30, 2026 and December 31, 2025, approximately 10% of VTL and 16% of VTI are owned directly by shareholders outside of VHI in VTI.

The non-controlling interest is summarized as of June 30, 2026, as follows:

	Entitled shares	Historical Cost Amount
VTI Shareholders	825,261	$540,488
VTL note holders	566,666	55,167
Investors in VTL common stock through the Concurrent Financing	89,671	940,009
	1,481,598	1,535,664
Loss attributable to non-controlling interest for the year ended December 31, 2025		(215,706)
Non-controlling interest at December 31, 2025	1,481,598	1,319,958
Loss attributable to non-controlling interest for the six months ended June 30, 2026	-	(56,738)
Non-controlling interest at June 30, 2026	1,481,598	$1,263,220

11.	Stock-Based Compensation

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

In February 2026, VHI issued stock options to employees, board members and consultants to purchase 1,725,211 shares of common stock at $0.66 per share and 75,400 shares of common stock at $4.97 per share. The majority of such shares vest immediately, with the remaining vesting over various periods up to 4 years. These options have a 10-year life. Shares previously outstanding from the VTI 2025 and 2018 plans were cancelled, and were replaced by the 1,725,211 shares granted in the six months ended June 30, 2026 which were adjusted to reflect the impact of the share exchange ratio to provide the same economic value as the option holders previously held. The Company considered the share exchange a “modification” of the stock option under ASC 718, however the incremental value of the newly issued options was immaterial.

The Company has estimated the fair value of the 2026 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	4.26%
Expected term	5 years
Expected volatility	74%
Expected dividends	0
Grant date fair value of common stock	$0.43

The summary of stock option activity of the VHI Plan for the six months ended June 30, 2026 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2025	0	$-	-

Granted during the six months ended June 30, 2026	1,800,611	$0.84	10.0 years
Expired during the six months ended June 30, 2026	-	-
Exercised during the six months ended June 30, 2026	-
Outstanding as of June 30, 2026	1,800,611	$0.84	9.3 years

Exercisable as of June 30, 2026	1,713,323	$0.66	9.3 years

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

The last issuance of an option under the ESOP Plan was in 2024. The summary of stock options activity for the six months ended June 30, 2026 and the year ended December 31, 2025, is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	280	$3,451.03	6.0 years
Granted during year ended December 31, 2025	—	—	—
Expired during year ended December 31, 2025	(1)	2,400.00	-
Exercised during year ended December 31, 2025
	—	-
Outstanding as of December 31, 2025	279	$3,453.05	5.8 years
Cancelled during the six months ended June 30, 2026	(279)	3453.05	5.8 years
Outstanding as of June 30, 2026	-	$-	-

Exercisable as of June 30, 2026	0	$-	-
Exercisable as of December 31, 2025	279	$3,453.05	5.6 years

The following outlines the outstanding and vested stock options by exercise price as of December 31, 2025. There were no options outstanding at June 30, 2026.

Exercise Price	Number of Options Outstanding and fully vested – December 31, 2025
$2,400.00	140
$4,500.00	131
$5,000.00	8
Total	279

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

The Company has estimated the fair value of the 2025 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	4.41%
Expected term	5 years
Expected volatility	54%
Expected dividends	0
Grant date fair value of common stock	$0.41

The summary of stock option activity of the 2025 Plan for the year ended December 31, 2025 and the six months ended June 30, 2026 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	0	$-	-

Granted during year ended December 31, 2025	2,762,901	0.41	6.0 years
Expired during year ended December 31, 2025	-	-
Exercised during year ended December 31, 2025	-
			-
Outstanding as of December 31, 2025	2,762,901	$0.41	5.6 years
Cancelled during the six months ended June 30, 2026	(2,762,901)	0.41	5.6 years
Outstanding as of June 30, 2026	0	$

Exercisable as of June 30, 2026	0	$-	-
Exercisable as of December 31, 2025	2,729,580	$0.41	5.6 years

The Company recognized $16,747 and $0 of stock-based compensation expense from all three plans which is included in Research and Development and Selling, General and Administrative Expenses based on allocation in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the six-month period ended June 30, 2026 and 2025. As of June 30, 2026, there is a future compensation cost of approximately $119,000 to be recognized related to stock options granted under the 2025 VHI Plan over the next 41 months. The intrinsic value of vested and outstanding stock options was approximately $2.3 million as at June 30, 2026.

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

The Company generated a current taxable loss for the periods ended June 30, 2026 and 2025, and therefore, the only current income taxes payable were certain minimum taxes. The effective tax rate for such periods was zero and differs from the federal statutory income tax rate of 21% principally due to the full valuation allowance recognized against deferred income tax assets, and to a lesser extent due to different tax rates in the jurisdiction of VTL and certain non-deductible expenses for income tax purposes.

A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses by the Company where, based on available evidence, it is more likely than not that they will not be realized. The Company recorded full valuation allowance against its net deferred tax assets on June 30, 2026 and December 31, 2025. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable.

As of December 31, 2025, VTI has net operating loss carry-forwards of approximately $28 million in the United States, which will expire as follows: $16.1 million has no expiration date, $10.2 million expires in 2039, and $1.7 million expires in 2038. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry-forwards may be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry-forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry-forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

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

The Company leases offices and laboratory space in India, which were automatically extended for two one-year periods ending December 2026, with payments ranging from $2,500 to $2,900 per month. The Company intends to renew the leases through December 2028 as allowed under the lease agreement. In the U.S., the Company has month-to-month shared space arrangements, and therefore, there is no requirement to record a right of use asset and related liability.

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

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2026:

Lease payments – 2026	$17,599
Total undiscounted operating lease payments	17,599
Less: Imputed interest	(289)
Present value of operating lease liabilities (current)	$17,310

	As of	As of
	June 30,	December 31,
	2026	2025
Weighted average remaining lease term in years	0.5	2.0
Weighted average discount rate	8.0%	8.0%

The Right of Use Asset on June 30, 2026, of $14,796 will be amortized over the 6 months remaining under the lease term. The Right of Use Asset balance on December 31, 2025, was $29,428. Rent expense was approximately $33,500 and $24,000 for the six months ended June 30, 2026 and 2025 respectively. Rent expense was approximately $19,000 and $13,000 for the three months ended June 30, 2026 and 2025 respectively.

14.	Commitments and contingencies

a)	Employee Benefits – Gratuity

The Company has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days basic salary payable for each completed year of service or part thereof in excess of six months subject to a limit of INR 2,000,000 (equivalent to approximately $21,000). Vesting occurs upon completion of 5 years of continuous service. A roll forward of the liability balance for the six months ended June 30, 2026 and for the year ended December 31, 2025 are as follows:

	Six months ending June 30, 2026	Year ended December 31, 2025
Obligation recognized in balance sheet:
Beginning of period	$82,357	$69,094
Benefits paid	(41,302)	(10,773)
Expenses charged to profit or loss	930	22,268
Currency translation differences	(4,071)	(497)
Interest on gratuity payable	1,523	2,265
Balance for the period ended	$39,437	$82,357

b)	Employee Benefits – Leave Encashment

Accumulated Compensated absences or paid leave encashment, which are expected to be encashed within 12 months from the end of the year and are treated as short-term employee benefits. The obligation towards the same is measured at the expected cost of accumulating compensated absences as the additional amount expected to be paid as a result of the unused entitlement at the end of the year. Actuarial gains or losses are recognized in the Consolidated Statement of Operations and Comprehensive Loss in the year in which they arise. A roll forward of the liability balance for the six months ended June 30, 2026 and for the year ended December 31, 2025 are as follows:

	Six months ending June 30, 2026	Year ended December 31, 2025
Obligation recognized in balance sheet:
Beginning of period	$77,298	$72768
Benefits paid	(55,968)	(11,875)
Expenses charged to profit or loss	29,691	16,335
Currency translation differences	(3,846)	70
Balance for the period ended	$47,175	$77,298

c)	Employee Benefits – Provident Fund

In accordance with Indian law, all employees in India are entitled to receive benefits under the ‘Provident Fund’, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12%) of the employee’s basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Company’s monthly contributions to the above-mentioned plans are charged to consolidated statements of operations and comprehensive loss in the year they are incurred and there are no further obligations under the plan beyond those monthly contributions. The Company’s contribution towards the Provident Fund during the six months ended June 30, 2026 and 2025 was approximately $900 and $800, respectively.

d)	GST matter

On March 27, 2026, the Company received an order from the GST authorities in India relating to the refund of Integrated Goods and Services Tax (IGST) of approximately ₹3.57 crore (approximately $378,000) previously claimed on certain R&D services provided to its U.S. affiliate. The matter pertains to the determination of the place of supply under the IGST Act, 2017, for services rendered before October 1, 2019. The GST authorities have taken the position that such services do not qualify as “export of services” and have proposed recovery of the refund along with applicable interest and penalties under relevant provisions of the Central Goods & Services Tax Act. The total amount of the demand order by IGST with respect to this matter, including interest and penalty, is approximately $750,000 as of June 30, 2026.

The Company believes that its position is supported by applicable law, judicial precedents, and clarificatory guidance, including the nature of the services provided on a principal-to-principal basis and the fact that they do not constitute services in respect of goods physically made available. Accordingly, the Company contested the demand order by filing a writ petition before the Delhi High Court. Following hearings in July and August 2026, the matter was heard on August 12, 2026, including on the Company’s jurisdictional challenge that the demand order was issued beyond the applicable statutory limitation period, and the Delhi High Court reserved its order. Based on its assessment and advice from legal and tax counsel, management believes that it has substantial grounds on both jurisdictional and substantive merits and intends to pursue further legal remedies, including, if appropriate, before the Supreme Court of India. Based on its assessment, including advice from legal and tax counsel, management has concluded that a loss is not probable and, accordingly, no provision for the liability has been recorded as of June 30, 2026.

e)	Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business, which could result in a material adverse effect on the Company’s combined financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. As of December 31, 2025, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies. In April 2026, VTL received a civil court notice with respect to deferred unpaid salary of approximately $95,000, not paid to a past employee. This has been recognized as a liability at both June 30, 2026, and December 31, 2025; therefore, there is no further impact on working capital expected related to this matter.

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

Reporting by segment is summarized as follows for the six months ended June 30, 2026 and 2025:

Amount in USD	For the six months ended June 30, 2026			For the six months ended June 30, 2025
	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	$58,546	$58,546	$-	$248,535	$248,535
Gross margin	-	28,303	28,303	-	178,654	178,654
Operating expenses						-
Depreciation and amortization	5,215	-	5,215	6,491	-	6,491
Selling, general and administrative	800,254	42,212	842,466	484,740	40,281	525,021
Research and development	1,106,069	67,059	1,173,128	144,776	25,553	170,329
Total operating expenses	1,911,538	109,271	2,020,809	636,007	65,834	701,841
Other expenses
Interest expense	(6,170)	-	(6,170)	(111,093)		(111,093)
Fair value adjustment	-	-	-	30,511		30,511
Other income (loss), net	293,472	-	293,472	1,035		1,035
Other expenses	287,302	-	287,302	(79,547)	-	(79,547)
Net income	$(1,624,236)	$(80,968)	$(1,705,204)	$(715,554)	$112,820	$(602,734)

Assets of segment	$9,174,180	$2,181	$9,176,361	$1,625,477	$341	$1,625,818

Reporting by segment is summarized as follows for the three months ended June 30, 2026 and 2025

Amount in USD	For the three months ended June 30, 2026			For the three months ended June 30, 2025
	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	$26,955	$26,955	$-	$49,954	$49,954
Gross margin	-	11,658	11,658	-	24,235	24,235
Operating expenses						-
Depreciation and amortization	2,610		2,610	2,968	-	2,968
Selling, general and administrative	341,318	23,573	364,891	248,203	17,192	265,395
Research and development	469,300	37,423	506,723	69,339	10,722	80,061
Total Operating expenses	813,228	60,996	874,224	320,510	27,914	348,424
Other expenses
Interest expense	(3,325)		(3,325)	(56,139)		(56,139)
Fair value adjustment	-		-	66,519		66,519
Other income (loss), net	146,208		146,208	5,049		5,049
Other expenses	142,883	-	142,883	15,429	-	15,429
Net income	$(670,345)	$(49,338)	$(719,683)	$(305,081)	$(3,679)	$(308,760)

Assets of segment	$9,174,180	$2,181	$9,176,361	$1,625,477	$341	$1,625,818

The Company derives revenues from the sale of products, including royalties related to sales of such products and from the license of technology. Substantially all revenues for the six months ended June 30, 2026 and 2025 are derived from Sun Pharma, a significant pharmaceutical company based in India (“Major Customer”). Revenues for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six months ending June 30, 2026	Six months ending June 30, 2025

Licensing and milestone fees – Luliconazole	$-	$116,900
Sale of products	50,285	121,423
Royalty income related to above product sales	8,261	10,212
Total	$58,546	$248,535

In December 2020, the Company entered into a licensing contract for a product with such a Major Customer, whereby the Company would be entitled to development and sales-based milestones and royalties on future sales of the product by the Major Customer. No development milestones, sales-based milestones or royalties have been received under this license during the six months ended June 30, 2026 and $116,900 was earned during the six month ended June 30, 2025.

16.	Due to affiliates

The Company incurred consultancy charges to certain members of the Board of Directors of the Company (“Directors”) recognized as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $25,000 for each of the three months ended June 30, 2026 and 2025, The amount outstanding to such Directors as of June 30, 2026 and December 31, 2025 is approximately $175,000 and $200,000, respectively, which is included in Due To Affiliates in the Condensed Consolidated Balance Sheet.

The Company incurred compensation expenses to the Chief Executive Officer of the Company (“CEO”) recognized as Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $65,000 for each of the three months ended June 30, 2026, and 2025. The amount outstanding as of June 30, 2026 and December 31, 2025, to the CEO is $269,241 and $323,066, respectively, which is included in Salary and Employment Benefits Payable in the Condensed Consolidated Balance Sheets.

Certain Directors have provided short-term advances to the Company from time to time, amounting to approximately $4,000 and $5,000 at June 30, 2026 and December 31, 2025, respectively. This is included Due To Affiliates in the accompanying Condensed Consolidated Balance Sheets and is yet to be repaid as of the date of these financial statements.

17.	Subsequent events

For the consolidated financial statements as at and for the six-month period ended June 30, 2026, we have evaluated subsequent events through the date the consolidated financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except as described below.

The Company received written correspondence from the FDA requesting additional information and clarifications in connection with its Orphan Drug Designation application for VT-1953 filed in January 2026. The Company is preparing its response to the FDA and intends to continue to work with the FDA as part of the ongoing regulatory review process.

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

The Company is a Cambridge, MA/Princeton, NJ/New Delhi, India-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions, with a business advantage of the US-India innovation corridor. The lead program, VT-1953, is a topical gel that is being developed to treat signs and symptoms of malignant fungating wounds, a potentially orphan drug designation program. The Company had initiated a Phase II investigator-initiated trial in the first quarter of 2025 for VT-1953 and announced interim results in September 2025 and final results in December 2025. The Company has filed an application for Orphan Drug Designation for the VT-1953 program with the FDA in January 2026. In March 2026, the Company submitted a pre-IND briefing package to the FDA for its VT-1953 program including its proposed pivotal clinical study strategy for the treatment of malodor and other symptoms associated with malignant fungating wounds. During the second quarter of 2026, the Company received the FDA’s written response on the proposed clinical development program described in the pre-IND briefing package submitted in March 2026. The Company is incorporating the FDA’s feedback and plans to continue its engagement with the FDA through a Type C meeting prior to advancing the pivotal clinical development program. The Company also has a Pre-Investigational New Drug application stage ophthalmic drops program, a potentially orphan drug program, VT-1908, a repurposed immune modulator to treat steroid-sparing anterior uveitis. Another late clinical-stage program, VB-1953, for moderate to severe acne, has completed its Phase II clinical trial, and this program is Phase 3-ready. The Company is also developing other assets for treating immune-inflammatory diseases, which are in pre-clinical or early clinical development.

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

On May 8, 2026, the Company entered into an in-licensing agreement with Impetis Biosciences Limited (a TATA Enterprise) relating to certain preclinical JAK inhibitor assets, pursuant to which the Company has no upfront payment obligations, development funding commitments, or milestone payment obligations, and consideration is limited to a 1.5% royalty on future net sales, if any, upon commercialization. There are no revenues from the arrangement for the six months ending June 30, 2026.

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

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Vyome, and each share of preferred stock, par value $0.001 per share, of Vyome issued and outstanding immediately prior to the Effective Time (other than the shares that were owned by the Company, Vyome, or Merger Sub and shares that will be subject to put-call option agreements with certain stockholders of Vyome and Vyome’s subsidiary Vyome Therapeutics Limited (“Vyome Limited”) who are located in India) were converted into the right to receive a number of fully-paid and non-assessable shares of common stock of the Company, $0.001 par value per share (the “Common Stock” or “common stock”), according to a predetermined ratio; provided that the shares to be received by certain stockholders of Vyome and Vyome Limited located in India shall be subject to the put-call option agreements with the Company which entitles such holders to receive shares of Common Stock of the Company upon certain occurrences. In addition, each outstanding warrant, stock option, restricted stock award, stock grant or other equity award to purchase capital stock of Vyome were converted into right, warrants or equity awards to purchase a number of the Company’s shares of common stock equal to the number of shares of Vyome common stock issuable upon exercise of such Vyome right, warrant or equity award multiplied by the predetermined ratio, with an exercise price, in the case of warrants and stock options, equal to the exercise price of such Vyome warrant or option divided by the predetermined ratio.

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

ATM Offering

On August 20, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to that certain Equity Distribution Agreement dated May 30, 2025 (the “Equity Distribution Agreement”) with Maxim Group LLC to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock, par value $0.001 per share, from time to time, in an at-the-market public offering (the “ATM Offering”), less a 3% discount. The Amendment increased the amount that may be offered and sold in the ATM Offering from $3,420,926 to $12,000,000. In January 2026, the Company sold 1,089,545 shares of common stock at prices approximately between $4.00 and $6.00 per share under the Equity Distribution Agreement, resulting in net proceeds of $5,291,868, before deducting $6,000 for due diligence fees incurred with the ATM Offering.

Components of Results of Operations

Although we operate in two segments, all of our revenue relates to the pharmaceutical segment, and substantially all of our costs relate to the biotechnology segment. See the “Segments” footnote in our Financial Statements.

Revenue

We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties and the sale of a proprietary ingredient. These payments are recorded as service fee revenue in the period earned. We have occasionally received payments for milestones specified under the license of our products to Sun Pharma, but do not expect to receive any significant further milestone payments. We expect to continue to receive a minor amount of royalties under such licenses. Such revenues are part of our pharmaceutical segment.

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

Comparison of the three months ended June 30, 2026 and 2025

For the three months ended June 30,

	2026	2025	Change
Revenues
Revenue	$26,955	$49,954	$(22,999)
Cost of goods sold	(15,297)	(25,719)	10,422
Gross profit	11,658	24,235	(12,577)
Operating expenses:
Research and development	506,723	80,061	426,662
Depreciation and amortization	2,610	2,968	(358)
General and administrative	364,891	265,395	99,496
Total operating expenses	874,224	348,424	525,800
Loss from operations	(862,566)	(324,189)	(538,377)
Other income (expense):
Fair value adjustment	-	66,519	(66,519)
Other, net	146,208	5,049	141,159
Interest expense	(3,325)	(56,139)	52,814
Net loss	$(719,683)	$(308,760)	$(410,923)

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the three months ended June 30, 2026, and 2025 were derived from one customer, Sun Pharma, based in India. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the three months ended June 30, 2026 and 2025 are summarized as follows:

	2026	2025
Sale of products	$24,820	$44,696
Royalty income related to above product sales	2,135	5,258
Licensing and milestone fees – Luliconazole	-	-
	$26,955	$49,954

Research and Development Expenses

Research and development expenses were $506,723 and $80,061 for the three months ended June 30, 2026 and 2025, respectively. The increase in research and development costs was primarily due to the focusing of the Company’s resources on scaling up the regulatory consulting and CMC preparation work of the VT-1953 project.

General and Administrative Expenses

General and administrative expenses were $364,891 and $265,395 for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to an increase in legal, accounting, auditing, and related professional fees associated with being a public company and increased staff, and the stock-based compensation for stock options in the three months ended June 30, 2026.

Interest income

Interest income and other income were $146,208 and $5,049 for the three months ended June 30, 2026 and 2025, respectively. The increase was driven by funds held in our bank accounts after merger-related proceeds and draws on the ATM.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) Nil and $66,519 for the three months ended June 30, 2026 and 2025, respectively, reflecting the probability and timing of the Merger completion and resultant valuation considerations. All of the notes were converted into equity instruments in connection with the Merger.

Comparison of the six months ended June 30, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

For the six months ended June 30,

	2026	2025	Change
Revenues
Revenue	$58,546	$248,535	$(189,989)
Cost of goods sold	(30,243)	(69,881)	39,638
Gross profit	28,303	178,654	(150,351)
Operating expenses:
Research and development	1,173,128	170,329	1,002,799
Depreciation and amortization	5,215	6,491	(1,276)
General and administrative	842,466	525,019	317,447
Total operating expenses	2,020,809	701,839	1,318,970
Loss from operations	(1,992,506)	(523,185)	(1,469,321)
Other income (expense):
Fair value adjustment	-	30,511	(30,511)
Interest income and other	293,472	1,035	292,437
Interest expense	(6,170)	(111,093)	104,923
Net loss	$(1,705,204)	$(602,732)	$(1,102,472)

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the six months ended June 30, 2026, and 2025 were derived from one customer, Sun Pharma, based in India. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the six months ended June 30, 2026 and 2025 are summarized as follows:

	2026	2025
Sale of products	$50,285	$121,423
Royalty income related to above product sales	8,261	10,212
Licensing and milestone fees – Luliconazole	-	116,900
	$58,546	$248,535

Research and Development Expenses

Research and development expenses were $1,173,128 and $170,329 for the six months ended June 30, 2026 and 2025, respectively. The increase in research and development costs was primarily due to the focusing of the Company’s resources on scaling up the regulatory consulting and CMC preparation work of the VT-1953 project.

General and Administrative Expenses

General and administrative expenses were $842,466 and $525,020 for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to an increase in legal, accounting, auditing, and related professional fees associated with being a public company and increased staff, and the stock-based compensation for stock options of $16,747 in the six months ended June 30, 2026.

Interest income

Interest income and other income were $293,472 and $1,035 for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by funds held in our bank accounts after merger-related proceeds and draws on the ATM.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) Nil and $30,511 for the six months ended June 30, 2026 and 2025, respectively, reflecting the probability and timing of the Merger completion and resultant valuation considerations. All of the notes were converted into equity instruments in connection with the Merger.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

For the six months ended June 30,

Net cash provided by (used in):	2026	2025	Change
Operating activities	$(2,339,674)	$(509,784)	$(1,829,890)
Investing activities	-	-	-
Financing activities	5,285,868	791,253	4,494,615
Other	(41,015)	13	(41,028)
Net (decrease) increase in cash	$2,905,179	$281,482	$2,623,697

During the six months ended June 30, 2026, net cash used in operating activities was $2,339,674, consisting primarily of net losses of $1,705,204 less stock compensation expenses of $16,747, a decrease of $374,508 in post-employment benefits, and a decrease in accounts payable and accrued expenses of $259,356, partially offset by a decrease in prepaid expenses of $192,001. The Company continues to operate under cost-efficient operations for capital efficiency.

During the six months ended June 30, 2025, net cash used in operating activities was $509,784, consisting primarily of net losses of $602,732 less the non-cash charge for interest expense of $108,476 and an increase in accrued compensation and post-employment benefits of $66,913, offset by the income on fair value adjustment of convertible debt of $30,511 and a decrease in accounts payable and accrued expenses of $96,523.

During 2025 prior to the Merger, we have primarily used the proceeds of the sale of our convertible notes to incrementally develop our biotechnology products and prepare the Company for an offering of its securities and activities related thereto. We had been operating under an austerity program for several years, delaying projects and payments until sufficient funds could be raised. As a result of the Merger, we were able to close on the funding from the Concurrent Financing (approximately $6.6 million) and subsequently from the ATM facility (approximately $6,500,000 through June 30, 2026). The Company had $7,887,510 of cash on June 30, 2026.

Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities was $5,285,868, principally from the net proceeds from the sale of common stock pursuant to the ATM. During the six months ended June 30, 2025, cash provided by financing was $791,253, consisting primarily of $191,253 from the sale of convertible notes and $600,000 from the proceeds from a promissory note.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. As of June 30, 2026, we had a cash balance of $7,887,510 and have operated under an austerity plan for several years. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacturing of our drug product and drug supply, regulatory approval for our current and future product candidates, maintenance and expansion of our intellectual property portfolio, hiring of additional research, development and business personnel and operations as a public company. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties.

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

On March 27, 2026, the Company received an order from the goods and services tax (“GST”) authorities in India relating to the refund of Integrated Goods and Services Tax (“IGST”) of approximately ₹3.57 crore, or approximately $378,000, previously claimed on certain R&D services provided to its U.S. affiliate. The matter pertains to the determination of the place of supply under the IGST Act, 2017, for services rendered before October 1, 2019. The GST authorities have taken the position that such services do not qualify as “export of services” and have proposed recovery of the refund along with applicable interest and penalties under relevant provisions of the Central Goods & Services Tax Act. The total amount of the demand order by IGST with respect to this matter, including interest and penalty, is approximately $750,000 as of June 30, 2026.

The Company believes that its position is supported by applicable law, judicial precedents, and clarificatory guidance, including the nature of the services provided on a principal-to-principal basis and the fact that they do not constitute services in respect of goods physically made available. Accordingly, the Company contested the demand order by filing a writ petition before the Delhi High Court. Following hearings in July and August 2026, the matter was heard on August 12, 2026, including on the Company’s jurisdictional challenge that the demand order was issued beyond the applicable statutory limitation period, and the Delhi High Court reserved its order. Based on its assessment and advice from legal and tax counsel, management believes that it has substantial grounds on both jurisdictional and substantive merits and intends to pursue further legal remedies, including, if appropriate, before the Supreme Court of India. Based on its assessment, including advice from legal and tax counsel, management has concluded that a loss is not probable and, accordingly, no provision for the liability has been recorded as of June 30, 2026.

The Company received a civil court notice with respect to deferred unpaid salary of approximately $95,000 to a past employee. This liability is already accrued in the balance sheet.

We believe that our existing cash, together with the proceeds from the private placement offering, and proceeds from our ATM facility to date, will enable us to fund our operating expenses and capital expenditure requirements for at least 15 months, including the initiation of the pivotal trial of our lead candidate, VT-1953, but will not be sufficient to complete the trial and or work on the other indications or the development of any other product candidate. For the six months ended June 30, 2026, the Company raised net proceeds of $5,291,868 from the sale of common stock pursuant to ATM Offering. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our failure to raise capital or enter into such agreements as, and when needed, could have a material adverse effect on our business, results of operations, and financial condition.

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

We also have employment agreements with certain employees and consulting agreements that require the funding of a specific level of payments if certain events, such as a change in control, termination without cause, or retirement, occur. We also have an agreement on Resignation and Separation Letter dated January 11, 2021, with Craig Tooman, a past employee, to pay a certain amount on change of control.

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

Inflation

Inflation generally affects us by increasing the cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2026 or 2025.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2026, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 8, 2024, by and among ReShape Lifesciences Inc., Vyome Therapeutics, Inc., and Raider Lifesciences Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.2	Asset Purchase Agreement, dated as of July 8, 2024, by and between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.3	Amendment to Asset Purchase Agreement, dated April 25, 2025, between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Obalon’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2016).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2018).

3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 24, 2019).

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021).

3.5	Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021).

3.6	Fifth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

3.7	Sixth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2024).

3.8	Seventh Amendment to Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025).

3.9	Eighth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.10	Ninth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.11	Tenth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2026).

3.12	Amended and Restated Bylaws, effective as of January 16, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024).

3.13	Amended and Restated Certificate of Designation to Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.14	Certificate of Merger merging Raider Lifesciences into Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

10.1	Exclusive License Agreement, dated May 8, 2026, by and between the Company and Impetis Biosciences Limited. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2026).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

**	Filed herewith.

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

Dated: August 12, 2026