Form 10-Q
period 2026-09-30
Vyome Holdings, Inc
filed 2026-11-12
CIK 1427570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37897

VYOME HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1828101
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Harvard Square, One Mifflin Place, Suite 400, Cambridge, MA 02138
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2026, 7,018,528 shares of the registrant’s Common Stock were outstanding.

INDEX

PART I - FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2026 and 2025	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2026 and 2025	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II - OTHER INFORMATION		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

SIGNATURES		50

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VYOME HOLDINGS, INC. AND SUBSIDIARIES.

Condensed Consolidated Balance Sheets

(Amount in USD)	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$6,956,822	$4,982,333
Prepaid expenses	442,631	336,687
Other current assets	198,971	119,301
Total current assets	7,598,424	5,438,321
Non-current assets
Property and equipment, net	41,254	46,393
Intangible asset - shell company	314,191	314,191
Goods and services tax and other credits receivable	594,040	601,537
Prepaid insurance – long-term portion	56,392	67,307
Right-of-use asset, net	7,371	29,428
Total non-current assets	1,013,248	1,058,856
Total assets	$8,611,672	$6,497,177
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,026,557	$1,286,683
Due to Affiliates	175,938	204,562
Operating lease liability - current portion	8,609	31,258
Salary and post-employment benefits payable	443,763	870,822
Insurance premium financing	344,244	244,974
Other current liabilities	66,634	96,861
Total current liabilities	2,065,745	2,735,160
Total liabilities	2,065,745	2,735,160
Commitments and contingencies
Stockholders’ equity
Common stock, 50,000,000 and 300,000,000 VHI shares authorized, 7,018,528 and 5,919,337 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7,019	5,919
Additional paid in capital	95,549,191	90,078,579
Non-controlling interest in VTI; 20,000,000 common shares authorized, 1,481,598 shares issued and outstanding at both September 30, 2026 and December 31, 2025	1,218,303	1,319,958
Accumulated deficit	(90,097,449)	(87,563,575)
Accumulated other comprehensive loss	(131,137)	(78,864)
Total stockholders’ equity	6,545,927	3,762,017
Total liabilities and stockholders’ equity	$8,611,672	$6,497,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,

(Amount in USD)	2026	2025

Revenue	$116,544	$283,163
Cost of goods sold	(61,439)	(86,458)
Gross profit	55,105	196,705
Operating expenses
Depreciation and amortization	7,917	9,297
Selling, general and administrative	1,477,876	1,369,365
Research and development	1,582,959	210,006
Transactional fees	-	7,705,533
Total operating expenses	3,068,752	9,294,201
Operating loss	(3,013,647)	(9,097,496)
Other income/(expense), net:
Interest expense	(9,105)	(136,697)
Interest income and other	387,223	5,649
Fair value adjustment	-	30,511
Total other income (expense), net	378,118	(100,537)
Net loss	(2,635,529)	(9,198,033)
Net loss attributable to non-controlling interest	(101,655)	(161,489)
Net loss attributable to owners of the Company	(2,533,874)	(9,036,544)
Net loss	(2,635,529)	(9,198,033)
Other comprehensive loss
Foreign currency translation adjustments	(52,273)	(15,193)
Total comprehensive loss	$(2,687,802)	$(9,213,226)
Net Loss per common share:
Loss per common share – basic and diluted	$(0.37)	$(9.82)
Weighted average number of shares outstanding	6,910,311	919,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30,

(Amount in USD)	2026	2025

Revenue	$57,998	$34,627
Cost of goods sold	(31,196)	(16,577)
Gross profit	26,802	18,050
Operating expenses
Depreciation and amortization	2,702	2,806
Selling, general and administrative	635,410	844,344
Research and development	409,831	39,677
Transactional fees	-	7,705,533
Total operating expenses	1,047,943	8,592,360
Operating loss	(1,021,141)	(8,574,310)
Other income/(expense), net:
Interest expense	(2,935)	(25,604)
Interest income and other	93,751	4,614
Fair value adjustment	-	-
Total other income (expense), net	90,816	(20,990)
Net loss	(930,325)	(8,595,300)
Net loss attributable to non-controlling interest	(44,917)	(161,489)
Net loss attributable to owners of the Company	(885,408)	(8,433,811)
Net loss	(930,325)	(8,595,300)
Other comprehensive loss
Foreign currency translation adjustments	(11,258)	(15,206)
Total comprehensive loss	$(941,583)	$(8,610,506)
Net Loss per common share:
Loss per common share – basic and diluted	$(0.13)	$(3.06)
Weighted average number of shares outstanding	7,018,528	2,758,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, AND 2025

	Common stock of VHI		Preferred stock		Additional Paid-in	Accumulated	Non- controling Interest		Accumulated Other Comprehensive Income	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Capital	Deficit	VTI Shares	Amount	(Loss)	(Deficit)
Balance at December 31, 2024	386	$1	3,076	$3	$51,084,877	$(55,422,744)	-	$-	$(53,170)	$(4,391,033)
Net loss for the period						(293,973)				(293,973)
Foreign currency translation adjustment									1	1
Balance at March 31, 2025	386	$1	3,076	$3	$51,084,877	$(55,716,717)	-	$-	$(53,169)	$(4,685,005)

Net loss for the period						(308,760)				(308,760)
Foreign currency translation adjustment									12	12
Balance at June 30, 2025	386	$1	3,076	$3	$51,084,877	$(56,025,477)	-	$-	$(53,157)	$(4,993,753)

Stock based compensation					574,109					574,109
Issuance (and exercise) of warrants to investors	6,008,589	6,009			2,457,513	(2,457,513)				6,009
Conversion of certain preferred shares for new classes of preferred shares			1,238,604	1,239	19,420,072	(19,421,311)				-
Issuance of shares to advisors	376,256	376			5,899,318					5,899,694
Conversion of preferred stock to common stock	1,241,680	1,242	(1,241,680)	(1,242)						-
Conversion of notes payable to common stock	534,850	535			3,972,994			84,720		4,058,249
Net shares of VTI exchanged into Vyome Holdings common stock	(3,196,998)	(3,199)			(534,929)			540,507		2,379
Shares issued in connection with concurrent financing	520,514	521			5,488,531			925,009		6,414,061
Shares issued in connection with ATM financing, net of costs	71,018	71			679,562					679,633
Deferred cost offset against concurrent financing					(111,415)					(111,415)
Net loss for the period						(8,433,811)		(161,489)		(8,595,300)
Foreign currency translation adjustment									(15,206)	(15,206)
Balance at September 30, 2025	5,556,295	$5,556	-	$-	$88,930,632	$(86,338,112)	-	$1,388,747	$(68,363)	$3,918,460

	Common stock of VHI		Preferred stock		Additional Paid-in	Accumulated	Non- controling Interest		Accumulated Other Comprehensive Income	Total Stockholder’s equity
	Shares	Amount	Shares	Amount	Capital	Deficit	VTI Shares	Amount	(Loss)	(Deficit)
Balance at December 31, 2025	5,919,337	$5,919	-	$-	$90,078,579	$(87,563,575)	1,481,598	$1,319,958	$(78,864)	$3,762,017
Shares issued in connection with ATM financing, net of costs	1,089,545	1,090			5,287,778					5,288,868
Adjustment of net liabilities assumed in Merger transaction					(20,285)					(20,285)
Issuance of shares to marketing firm	9,646	10			29,990					30,000
Stock based compensation					5,696					5,696
Net loss for the period						(962,910)		(22,611)		(985,521)
Foreign currency translation adjustment									(39,454)	(39,454)
Balance at March 31, 2026	7,018,528	$7,019	-	$-	$95,381,758	$(88,526,485)	1,481,598	$1,297,347	$(118,318)	$8,041,321

Costs incurred in connection with ATM financing					(3,000)					(3,000)
Adjustment of net liabilities assumed in Merger transaction					(16,422)					(16,422)
Stock based compensation					11,051					11,051
Net loss for the period						(685,556)		(34,127)		(719,683)
Foreign currency translation adjustment									(1,561)	(1,561)
Balance at June 30, 2026	7,018,528	$7,019	-	$-	$95,373,387	$(89,212,041)	1,481,598	$1,263,220	$(119,879)	$7,311,706

Stock based compensation					175,804					175,804
Net loss for the period						(885,408)		(44,917)		(930,325)
Foreign currency translation adjustment									(11,258)	(11,258)
Balance at September 30, 2026	7,018,528	$7,019	-	$-	$95,549,191	$(90,097,449)	1,481,598	$1,218,303	$(131,137)	$6,545,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,

(Amount in USD)	2026	2025
Cash flows from operating activities
Net loss	$(2,635,529)	$(9,198,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,917	9,297
(Gain) loss on fair value adjustment of convertible debt	-	(30,511)
Non-cash accrued interest expense	7,892	130,659
Stock compensation expenses - stock options	192,551	574,109
Stock compensation expenses – common stock	30,000	5,899,694
Changes in assets and liabilities:
Prepaid expenses and other current assets	194,839	(199,966)
Other assets	40,469	62,080
Accounts payable & accrued expenses	(296,832)	521,522
Due to Affiliates	(28,624)	55,275
Salary and post-employment benefits payable	(427,059)	(15,501)
Other liabilities	(52,877)	(37,728)
Net cash used in operating activities	(2,967,253)	(2,229,103)
Cash flows from investing activities:
Net proceeds from sale/purchase of fixed assets	(2,778)
Net cash used in investing activities	(2,778)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	191,253
Proceeds from promissory note issued by Reshape	-	600,000
Proceeds from sale of common stock pursuant to ATM	5,285,868	679,633
Proceeds from sale of common stock under Concurrent Financing	-	6,675,061
Issuance costs of Concurrent Financing	-	(261,000)
Insurance premium financing	(289,075)	(41,552)
Proceeds from exercise of warrants	-	6,009
Net cash generated from financing activities	4,996,793	7,849,404
Effect of exchange rate changes on cash and cash equivalents	(52,273)	(15,193)
Net increase in cash and cash equivalents	1,974,489	5,605,108
Cash and cash equivalents at beginning of the period	4,982,333	101,904
Cash and cash equivalents at end of the period	$6,956,822	$5,707,012
Supplemental non-cash and financing activities:
Interest paid	9,105	6,038
Adjustment of net liabilities assumed in Merger transaction	(36,707)	416,434
Insurance premium financed	380,453	402,451
Incremental fair value of exchange of VTI preferred shares for new series	-	19,421,311
Conversion of preferred shares of VTI to common stock of VTI	-	1,242
Reclassification of debt and equity accounts to non-controlling interests	-	1,535,227
Conversion of debt into common stock	-	3,973,529
Fair value of issuance of warrants to preferred shareholders	-	2,457,513
Reclass of deferred offering costs to additional paid in capital	-	111,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

VYOME HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

(All amounts are in US Dollars and as stated otherwise)

1. Organization and principal activities

a) Business

The Company is a Cambridge, MA/Princeton, NJ/New Delhi, India-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions. The lead program, VT-1953, is a topical gel that is being developed to treat signs and symptoms of malignant fungating wounds, and it can be a potential orphan drug-designated program. The Company had initiated a Phase II investigator-initiated trial in the first quarter of 2025 for VT-1953 and announced interim results in September 2025 and final results in December 2025. The Company filed an application for Orphan Drug Designation for the VT-1953 program with the FDA in January 2026. In March 2026, the Company submitted a pre-IND briefing package to the FDA for its VT-1953 program, including its proposed pivotal clinical study strategy for the treatment of malodor and other symptoms associated with malignant fungating wounds. During the second quarter of 2026, the Company received the FDA’s written response on the proposed clinical development program described in the pre-IND briefing package submitted in March 2026. The Company is incorporating the FDA’s feedback and plans to continue its engagement with the FDA through a Type C meeting prior to advancing the pivotal clinical development program. During the third quarter of 2026, the Company continued research and development activities, including clinical development planning, CMC development, and preparatory work with prospective GMP manufacturing partners. In the third quarter, the Company received written correspondence from the FDA requesting additional information and clarifications in connection with its Orphan Drug Designation application for VT-1953 filed in January 2026. The Company is preparing its response to the FDA and intends to continue to work with the FDA as part of the ongoing regulatory review process.

Also, the Company has a pre-investigational New Drug application stage ophthalmic drops program, a potentially orphan drug designated program, and a repurposed immune modulator to treat steroid-sparing anterior uveitis. During the third quarter of 2026, the Company continued research and development activities for its topical ophthalmic program, including formulation and CMC development, GMP manufacturing planning, and preparation for future clinical development.

Another late clinical-stage program, VB-1953, for moderate to severe inflammatory acne has completed its Phase II clinical trial with positive readouts, and this program is Phase III ready. The Company is also developing other assets for treating immune-inflammatory diseases, which are in pre-clinical or early clinical development.

The Company also has commercialized novel reformulated topical antifungal products using its patented technology after two such products successfully completed clinical testing in India.

The Company has entered into a Development and Licensing agreement for Luliconazole (an antifungal product) with the Sun Pharma group of companies in India (“Sun Pharma”) for additional development and commercialization in India. Sales of Luliconazole commenced in the third quarter of 2023 by Sun Pharma, and the Company earns royalties and milestone payments from this arrangement.

On May 8, 2026, the Company entered into an in-licensing agreement with Impetis Biosciences Limited (a TATA Enterprise) relating to certain preclinical JAK inhibitor assets, pursuant to which the Company has no upfront payment obligations, development funding commitments, or milestone payment obligations, and consideration is limited to a 1.5% royalty on future net sales, if any, upon commercialization. There were no revenues or expenses under this arrangement for the nine months ended September 30, 2026.

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

b) Merger Transaction:

Vyome Holdings, Inc. (“Vyome Holdings”, “VHI” or the “Company”), formerly known as ReShape Lifesciences Inc. (“Reshape”), is the holding company for Vyome Therapeutics, Inc. (“VTI”), a Delaware corporation, and its subsidiary in India, Vyome Therapeutics Limited (“VTL”), which are collectively referred to as “Vyome”.

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

c) Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2026 and 2025, the Company generated a net loss of $2,635,529 and $9,198,033, respectively. The Company’s major sources of funds prior to the Merger have been through the sale of preferred stock and the issuance of convertible debt. In connection with the Merger, the Company sold shares of its stock (the “Concurrent Financing”). After the Merger, the Company has access to a financing facility to sell shares of common stock of the Company through an ATM facility, which may be accessed under certain circumstances. See Note 11. Further, the Company will be able to determine the timing of when planned clinical and pre-clinical operations will commence.

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

As a result of the Merger transaction and ATM facility described in Note 11, and depending upon the timing of the commencement of certain clinical activities, the Company believes it has sufficient funds to finance the operating requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management continues to implement plans to manage the timing and amount of expenses and seek additional financing. However, there can be no assurance that these plans will be successful.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments consisting only of normal recurring adjustments of the Company, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2026 and December 31, 2025, and the results of operations, and cash flows for the periods presented. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities or stockholders’ equity.

In August 2025, the Board of Directors of the Company approved a 5,000:1 reverse stock split. All share and per share numbers have been updated to reflect such reverse stock split.

b) Segments

The Company organized its operations into two operating segments. The segments reflect the way the Company evaluates its business performance and manages its operations by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources, and assessing performance. The Company’s CODM has been identified as its chief executive officer. The Company determined it has two operating segments: (1) Pharmaceutical segment, and (2) Biotechnology segment. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. See Note 16.

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

d) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Significant estimates used in preparing these condensed consolidated financial statements include the realization of deferred tax assets, timing of the recognition of research and development costs, fair value of debt and equity-based instruments, and future obligations under employee benefit plans.

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

Transactions in foreign currencies are translated at the exchange rate prevailing on the date of the transaction. Resulting gains or losses from the settlement of such foreign currency transactions are included in the condensed consolidated statements of operations. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are expressed in functional currency at the historical exchange rates. Net gains/(losses) resulting from foreign currency transactions amounting to $831 and $(4,321) for the three months ended September 30, 2026 and 2025, respectively, and $1,763 and $(4,322) for the nine months ended September 30, 2026 and 2025, respectively, are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

f) Cash and Cash Equivalents

Cash includes all highly liquid instruments with a maturity of three months or less when purchased. VTI and VHI maintain their cash balances in financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times during the year, such balances may exceed the FDIC limit. On September 30, 2026, the Company held approximately $6.6 million in one bank account, which exceeded the FDIC limit by approximately $6.3 million. The Company has not experienced any credit losses associated with its balances in such accounts. Cash held in the U.S. bank account of VTI as of September 30, 2026 and December 31, 2025, was $6,564,196 and $4,051,958, respectively. Cash held in India in VTL bank accounts as of September 30, 2026, and December 31, 2025, was $392,626 and $930,375, respectively.

g) Accounts Receivable, net

Accounts receivable are generally recorded at the invoiced amounts, net of an allowance for expected losses. The Company establishes credit terms for new customers based upon management’s review of their credit information and project terms and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of the customer’s current creditworthiness. The Company follows ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removed all current thresholds and requires entities under the current expected credit loss (“CECL”) model to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that an entity expects to collect over the instrument’s contractual life. The CECL model is based on expected losses rather than incurred losses. Management determined that no allowance for credit losses was necessary as of September 30, 2026 and December 31, 2025. Accounts receivable are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets (see Note 3).

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

i) Goods and Services Tax and Other Credits Receivable

The Company has indirect tax credit carry-forwards arising in India, which may be utilized or refunded as VTL generates sales to third parties or invoices to VTI pursuant to intercompany transfer pricing arrangements. The Company expects to utilize these indirect tax credit carry-forwards over a 4-to-5-year period.

j) Intangible Assets

On August 21, 2021, Vyome acquired the majority of the outstanding shares, representing substantially all of the outstanding shares of preferred stock, of LiveChain, Inc. (“LICH”) for $220,000. The total cost of the share acquisition was $314,191. LICH is an inactive, non-reporting shell company (the “Shell Company”) whose shares trade on the OTCID market operated by OTC Markets Group under the ticker symbol LICH. From the date of the acquisition through September 30, 2026, LICH had no operations. LICH did not meet the definition of a business. The acquisition was therefore accounted for as an asset acquisition of the Shell Company, a single indefinite-lived asset.

In February 2026, the Company, LICH, LICH AI, Inc. (“LICH Sub”), a newly formed, wholly owned subsidiary of LICH, and Remus Capital Series B II, L.P. (“Remus”) entered into a definitive Notes Purchase and Exchange Agreement, as subsequently amended. Under the agreement, LICH Sub will acquire from Remus senior secured convertible notes issued by Sociometric Solutions, Inc., d/b/a Humanyze (“Humanyze”), an AI company, with an aggregate principal amount of $5,765,000. In exchange, LICH will issue Remus 211,200,844 shares of LICH common stock, representing 25% of LICH’s issued and outstanding common stock on a fully diluted basis as of the closing. Remus is also an investor in the Company, and a principal of Remus, Stash Pomichter, who is also a director of the Company, serves on the board of Humanyze. Krishna Gupta, the Chairperson of the Board, and John Tincoff, a director, are affiliated with Remus, and all actions of the Board and its committees in connection with the transaction were approved by the disinterested directors.

Immediately after the closing, LICH Sub is expected to acquire all or substantially all of Humanyze’s assets and operations in satisfaction of amounts due under the notes. LICH Sub then intends to hire personnel, raise capital, and advance the operations acquired from Humanyze. The transaction had not closed as of September 30, 2026, or as of the date of this filing.

Intangible assets with indefinite lives, such as the non-reporting shell, are not amortized. Instead, they are tested for impairment annually, or whenever events or circumstances indicate that it is more likely than not that an impairment exists.

k) Impairment of Long-Lived Assets

The Company evaluates all long-lived assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value and is charged to expense in the period of impairment. As of September 30, 2026 and December 31, 2025, management has determined that the value of the shares acquired in LICH is not impaired.

l) Non-Controlling interest

Noncontrolling interest reported as a component of equity on the condensed consolidated balance sheets represents the equity interests not owned by the Company and is recorded for consolidated entities the Company controls, but which the Company owns less than 100%. The portion of the loss attributable to each such subsidiary that is held by outside investors is reported as Loss Attributable to Non-Controlling Interest in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

o) Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of internal and external expenses. Internal expenses include employee compensation and overheads. External expenses include development, clinical trials, statistical analysis and report writing, and regulatory compliance costs incurred with clinical research organizations and other third-party vendors. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs. Payments made to third parties that perform research and development services on the Company’s behalf are expensed as services are rendered, or as contractually agreed.

p) Stock-based Compensation

The Company accounts for stock options granted to employees and non-employees at fair value, which is measured using the Black-Scholes option pricing model. Measurement inputs include share price on the measurement date, the exercise price of the instrument, expected volatility (based on weighted average historic volatility for a duration equal to the weighted average life of the instruments), expected life (based on the average of the vesting and contractual periods for employee awards, given the minimal history of prior option exercises from which to establish historical exercise experience), and the risk-free interest rate. The expected life of the stock options is not necessarily indicative of exercise patterns that may occur. The fair value measurement date for employee awards is the date of the grant.

The expected life of the stock options in years is estimated using the “simplified method,” as prescribed in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, as the Company has no historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. The expected volatility reflects the assumption that the historical volatility over a period similar to the life of the options is indicative of future trends, which may also not necessarily be the actual outcome. Prior to the Merger, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical data regarding the volatility of a publicly traded set of peer companies. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option. The expected dividend yield is zero as the Company has no history of paying dividends and no plans to do so in the near term.

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

q) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards in the condensed consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the condensed consolidated statements of operations in the period that includes the enactment date.

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

The Company also accounts for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes”. This guidance prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions that affected its financial position and its results of operations or its cash flows, and will continue to evaluate for uncertain tax positions in the future. There are no interest costs or penalties provided for in the Company’s condensed consolidated financial statements for the periods ended September 30, 2026 and 2025. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the general and administrative expenses category in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 14.

s) Notes Payable

The Company has elected to account for notes payable issued to investors using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. See Note 10 for additional information.  Pursuant to ASC 815-40-65-1(d), the Company made a one-time irrevocable election to apply the fair value option in ASC 825-10 for any liability classified convertible securities that are within the scope of ASC 825-10.

t) Fair Value Measurements

The Company considers its cash and cash equivalents, accounts receivable, and accounts payable to meet the definition of financial instruments, and the carrying amounts of such instruments approximated their fair values due to the short maturities of these instruments. The Company recorded the convertible debt at fair value.

The Company measures fair value as required by ASC Topic 820, “Fair Value Measurement” (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the accretion on the Preferred Stock. Net losses are not allocated to preferred stockholders as they do not have an obligation to share in the Company’s net losses. In periods with net income attributable to common stockholders, the Company would allocate net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to preferred and common stockholders based on ownership interests. Diluted net loss per share attributable to common stockholders is computed using the more dilutive of (1) the two-class method or (2) the if-converted method.

During the periods ended September 30, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share because the Company incurred a net loss during each period presented, and the potentially dilutive securities from the assumed exercise of all outstanding stock options and warrants and the put/call option exercise to Entitlement Shares would have an anti-dilutive effect.

The dilutive shares as of September 30, 2026 and 2025, not included in the dilutive loss per share calculation, are as follows:

	September 30,	September 30,
	2026	2025
Stock options	1,920,611	2,763,181
Warrants	808	817
Shares that are subject to put call option agreement for certain entitled VHI shares	1,481,598	1,715,339
Total	3,403,017	4,479,337

v) Post Employment benefits

The Subsidiary in India has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days’ basic salary payable for each completed year of service or part thereof in excess of three months subject to a limit of INR 2,000,000 (equivalent to approximately $21,000). Vesting occurs upon completion of 5 years of continuous service.

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

w) Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are early adopted by the Company or adopted as of the specified effective date. Except as described below, there were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on its condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits an entity, in developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and is applied prospectively. The Company adopted ASU 2025-05 effective January 1, 2026, and elected the practical expedient. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to provide more detailed and organized disclosures of their expenses in their income statements. The standard requires breaking down expenses into specific categories, such as employee compensation and costs related to depreciation and amortization. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, on a prospective basis and early adoption and retrospective application is permitted. The Company is currently evaluating this new guidance and its impact on its condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, and may be applied on a prospective or retrospective basis. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. All of the Company’s convertible notes were converted into equity in connection with the Merger in August 2025, and the Company had no convertible debt instruments outstanding during the nine months ended September 30, 2026. Accordingly, the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

There are no other recent accounting pronouncements that the Company expects will have a material effect on its prospective condensed consolidated financial statements.

3. Other current assets

Other current assets consist of the following:

	September 30, 2026	December 31, 2025
Advances to suppliers	$13,597	$3,262
Accounts receivable	9,096	325
Receivables from LICH	152,329	98,286
Others	23,949	17,428
Total other current assets	198,971	119,301
Prepaid expenses	499,023	403,994
Less long term prepaid insurance	(56,392)	(67,307)
Total prepaid expenses	442,631	336,687
Total	$641,602	$455,988

Prepaid expenses consist primarily of prepaid directors’ and officers’ insurance.

4. Property and equipment, net

Property and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Buildings and Improvement	$114,788	$122,609
Computer and office equipment	41,106	42,360
Furniture & fixtures	13,314	13,622
Laboratory equipment	366,576	392,111
Total	535,784	570,702
Accumulated depreciation	(494,530)	(524,309)
Net fixed assets	$41,254	$46,393

Depreciation expense was $7,917 and $9,297 for the nine-month periods ended September 30, 2026 and 2025, respectively.

5. Goods and services tax and other credits receivable

The Company’s balance of goods and services tax and other credits receivable from government authorities as of September 30, 2026 and December 31, 2025, consists of the following:

	September 30, 2026	December 31, 2025
Tax deducted at source and tax collected at source receivable	$8,597	$17,263
Input goods and service tax credit	571,300	584,274
Delaware Tax credit paid	14,143	-
Total	$594,040	$601,537

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$436,428	$647,533
Accrued expenses	590,129	639,150
Total	$1,026,557	$1,286,683

7. Salary and post-employment benefits payable

Salary and post-employment benefits payable as of September 30, 2026 and December 31, 2025, consist of the following:

	September 30, 2026	December 31, 2025
Salaries payable	$387,450	$711,167
Accrued leave encashment (note 15)	17,204	77,298
Accrued gratuity plan (note 15)	39,109	82,357
Total	$443,763	$870,822

8. Other current liabilities

Other current liabilities as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Statutory dues payable - current	$10,723	$8,323
Advance from customer - current	-	26,086
Other Liability	55,911	62,452
Total	$66,634	$96,861

9. Insurance premium financing

The Company entered into a Premium Finance Agreement, dated August 28, 2026, with First Insurance Funding (“First Insurance”), to finance insurance premiums related to its directors’ and officers’ liability, employment practices liability, package, and workers’ compensation insurance policies.

Under the agreement, First Insurance financed insurance premiums and related taxes and fees totaling approximately $475,453 for 12-month policy periods commencing August 14, 2026. The financed amount accrues a finance charge calculated on a 365-day basis beginning on the earliest effective date of the underlying policies.

The Company made a down payment of $95,000, resulting in an unpaid premium balance and amount financed of $380,453. The amount financed accrues finance charges at an annual percentage rate of 6.25%, resulting in total finance charges of approximately $10,983 over the term of the agreement. The agreement requires 10 monthly installments of approximately $39,144 each, with the first installment due on September 14, 2026. The amount payable is secured by a first-priority security interest in the financed policies, including any unearned or returned premiums.

If any payment due under the Premium Finance Agreement is not paid when due, a late charge will be assessed on any installment at least 5 days in default, and the late charge will equal 5% of such payment or the maximum late charge permitted by law, whichever is less.

In 2025, the Company entered into a premium finance agreement with First Insurance to finance approximately $402,451 of insurance premiums and related taxes and fees for its 2025–2026 policy year. The balance outstanding under that agreement of $244,974 as of December 31, 2025 was repaid in full during 2026.

As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance of $344,244 and $244,974, respectively, under its premium finance agreements, all of which are classified as current. The interest expense recognized under the premium finance agreements for the three and nine months ended September 30, 2026 was $2,935 and $7,269, respectively, and for the three and nine months ended September 30, 2025 was $Nil and $Nil, respectively.

10. Convertible debt and Promissory Notes - Reshape

Convertible Debt

Commencing in October 2020 through February 2024, the Company began raising money through the issuance of a compulsorily convertible promissory note (the “Promissory Note”) pursuant to a Subscription Agreement (the “Subscription Agreement”). The Promissory Note was issued as part of a private placement (the “Offering”) for the sale of up to $1,982,000 of secured convertible promissory notes (collectively, the “Promissory Notes”) for a period of three years of maturity. The Promissory Notes bear interest at a rate of eight percent (8%) per annum, on a non-compounding basis, and are due and payable on the earlier of (i) the date upon which the Promissory Notes are converted into equity securities of the Company, or (ii) at maturity in three (3) years (the “Maturity Date”). Significant conversion terms of the Promissory Notes are as follows:

a) In the event that the Company issues and sells shares of its equity securities (“Equity Securities”) to investors (the “Investors”) prior to the Maturity Date in an equity financing with total proceeds to the Company of not less than $10,000,000 (excluding the conversion of the Promissory Notes or other convertible securities issued for capital raising purposes (e.g., Simple Agreements for Future Equity)) (a “Qualified Financing”), then the outstanding principal amount of the Promissory Notes and any unpaid accrued interest shall automatically convert in whole without any further action by the Holder into Equity Securities sold in the Qualified Financing at a conversion price equal to the cash price per share paid for Equity Securities by the Investors in the Qualified Financing multiplied by 0.75 in some of the Promissory Notes or 0.8 in other Promissory Notes; provided, that if such Qualified Financing is also a Deemed Liquidation Event (as defined in VTI’s Certificate of Incorporation, as amended, restated, and otherwise in effect from time to time (the “Certificate of Incorporation”)), then the terms described in paragraph (b) below shall govern with respect to the conversion of the Promissory Notes. The issuance of Equity Securities upon the conversion of the Promissory Notes shall be upon and subject to the same terms and conditions applicable to Equity Securities sold in the Qualified Financing. Notwithstanding the foregoing, if the conversion price of the Promissory Notes as determined pursuant to the foregoing (the “Conversion Price”) is less than the price per share at which Equity Securities are issued in the Qualified Financing, the Company may, solely at its option, elect to convert the Promissory Notes into shares of a newly created series of preferred stock having the identical rights, privileges, preferences and restrictions as Equity Securities issued in the Qualified Financing, and otherwise on the same terms and conditions, other than with respect to (if applicable): (i) the per share liquidation preference and the conversion price for purposes of price-based anti-dilution protection, which will equal the Conversion Price; and (ii) the per share dividend, which will be the same percentage of the Conversion Price as applied to determine the per share dividends of the Investors in the Qualified Financing relative to the purchase price paid by the Investors. For the avoidance of doubt, such newly created series of preferred stock described in the preceding sentence shall be pari passu with the Equity Securities issued in the Qualified Financing.

b) If the Company consummates a transaction that is a Deemed Liquidation Event (as defined in the Certificate of Incorporation) while the Promissory Notes remain outstanding, then the outstanding principal amount of the Promissory Notes and any unpaid accrued interest shall, immediately prior to the closing of such Deemed Liquidation Event, automatically convert in whole without any further action by the holder of the Promissory Notes into shares of a newly created series of preferred stock (“New Senior Preferred Stock”) at a conversion price equal to the Original Issue Price (as defined in the Certificate of Incorporation) for the most senior series of preferred stock of the Company outstanding at such time (the “New Senior Preferred Conversion Price”). The New Senior Preferred Stock shall have the identical rights, privileges, preferences and restrictions as the most senior series of preferred stock of the Company outstanding at the time of such conversion, other than with respect to: (i) the per share liquidation preference, which shall be equal to two (2) times (in some notes) or three (3) times (in other notes) the New Senior Preferred Conversion Price; (ii) the conversion price for purposes of price-based anti-dilution protection, which will equal the New Senior Preferred Conversion Price; and (iii) the per share dividend, which will be the same percentage of the New Senior Preferred Conversion Price as applied to determine the per share dividends of the holders of the most senior series of preferred stock of the Company outstanding at such time relative to the Original Issue Price for such shares. For the avoidance of doubt, the New Senior Preferred Stock shall be senior to the most senior series of preferred stock of the Company outstanding at such time and shall be pari passu with all other securities into which compulsory convertible notes issued by the Company convert.

c) If the Promissory Notes have not otherwise been converted pursuant to the above, then, effective as of the Maturity Date, all outstanding principal and accrued and unpaid interest under the Promissory Notes shall be automatically converted into Series D Preferred Stock, at a conversion price equal to the New Senior Preferred Conversion Price.

During 2023 and through September 2025, certain of the Promissory Notes reached their maturity date and were extended by an additional year. In connection with such extension, the conversion rate was amended from 0.80 to 0.75, and the liquidation preference was amended from three times to two times. All other terms remained the same. The Company accounted for such extension as a modification of the debt instrument. In August 2024, two of the Promissory Notes with an aggregate principal plus accrued interest of $434,077 were converted into 22 shares of Series D Preferred Stock at $19,450 per share. All other noteholders whose Promissory Notes reached their initial maturity date agreed to the extension terms as noted above.

In July 2024, the Company began offering investors the opportunity to participate in a private placement offering, providing the investors the right to purchase shares of its common stock, bridge notes and warrants and other equity rights in VTI and VTL, some of which are dependent upon the completion of the Merger. An aggregate of 34 investors agreed to participate in such Concurrent Financing through the date of the Merger, for an aggregate of approximately $6.7 million, of which approximately $659,542 was received before closing of the Merger, in the form of bridge notes in VTI and VTL (the “Bridge Notes”). The Bridge Notes had similar terms to the Promissory Notes, except that they had a one-year term and were convertible at a 30% discount to the Merger valuation.

In connection with the Merger, all of the Promissory Notes and Bridge Notes were converted into 534,850 and 86 shares of common stock of VTI and VTL, respectively. Since the terms of the conversion were as specified in the original Promissory Notes and Bridge Notes agreements and the debt was not modified or extinguished, pursuant to ASC 470-20-40-4 (as amended by ASU 2020-06), there is no recognition of any additional interest expense upon conversion.

The Company has elected to record the Promissory Notes and Bridge Notes at fair value. Changes in the fair value of the Promissory Notes and Bridge Notes for the nine months ended September 30, 2025, are summarized as follows:

Nine months ended
September 30, 2025
Balance, beginning of the period	$3,589,410
Additional notes issued	191,253
Interest accrued	130,659
Change in fair value	150,673
Conversion of notes and accrued interest to shares	(4,058,249)
Reclassification of accrued interest related to VTL notes to accrued expense	(3,746)
Total	$-

The Notes were converted to common shares as part of the reverse recapitalization with Reshape in August 2025.

Promissory Notes – Reshape (“Reshape Notes”)

VTI entered into a note payable with Reshape for $400,000, of which payments under such note were received in several installments from April 16, 2025 to June 5, 2025. The note bore interest at 8% per annum, was senior to any existing promissory or bridge notes, and was scheduled to mature on December 31, 2025. On June 28, 2025, the Company borrowed an additional $200,000 from Reshape pursuant to the same terms. The Reshape Notes were cancelled at the date of the Merger; however, the outstanding principal and interest were a part of the calculation of the relative shares of common stock of the Company retained by former Reshape shareholders at the Merger date. Changes in the fair value of the Reshape Notes for the nine months ended September 30, 2025, are summarized as follows:

Nine months ended
September 30, 2025
Balance, beginning of the period	$0
Borrowings	600,000
Change in fair value	(181,184)
Elimination of promissory notes due to Merger	(418,816)
Total	$-

There are no notes payable outstanding as of September 30, 2026.

Overall Debt

Interest expense on the above debt instruments was Nil and $130,659 for the nine months ended September 30, 2026 and 2025, respectively. Interest expense on the above debt instruments was Nil and $22,183 for the three months ended September 30, 2026 and 2025, respectively.

The fair value of the Promissory Notes, Bridge Notes, and Reshape Notes is classified within Level 3 of the fair value hierarchy, using the inputs below to calculate the fair value. The Company used a probability-weighted scenario analysis to determine the fair value of the convertible notes. There were no notes payable outstanding during the period ended September 30, 2026. The risk-free rate used in the analysis is based on the yield on a U.S. government zero-coupon bond, interpolated for the period that corresponds to the time to liquidity as at the valuation date, for the nine months ended September 30, 2025, as follows:

September 30, 2025
Adjusted Interest rate	4.41 % to 4.45%

Time to Financing Date	1-3 months

11. Common Stock and Preferred Stock

Authorized Capital

VTI had been authorized to issue 20,000,000 shares of common stock, $0.001 par value per share, and 15,000,000 shares of preferred stock, $0.001 par value per share. In June 2024, the number of authorized shares of preferred stock increased to 16,000,000 shares. In August 2025, the Board of Directors of the Company approved a 5,000:1 reverse stock split. In August 2025, VTI amended its Certificate of Incorporation to authorize three new series of preferred stock, with similar rights as the existing shares of preferred stock:

a.	Series D-1 – 23,658 shares authorized with an “original issuance price” of $8.874 per share

b.	Series D-2 – 315,256 shares authorized with an “original issuance price” of $5.886 per share

c.	Series Seed-1 – 900,000 shares authorized with an “original issuance price” of $0.936 per share

On April 24, 2026, VHI amended its Certificate of Incorporation to effectuate a decrease in the number of shares of the common stock authorized for issuance from 300,000,000 to 50,000,000 shares.

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

As discussed in Note 10, all of the outstanding VTI’s Promissory Notes and Bridge Notes and related accrued interest were converted into 534,850 shares of VTI common stock.

VTI Preferred stock

In August 2025, several preferred shareholders were issued shares of a new series of preferred stock in exchange for their current holdings in earlier issued series of preferred stock as follows:

a.	11 shares of Series D preferred stock exchanged into 23,658 shares of Series D1 preferred stock

b.	96 shares of Series D preferred stock exchanged into 315,256 shares of Series D2 preferred stock

c.	203 shares of Series D preferred stock exchanged into 900,000 shares of Seed Series-1 preferred stock

Such shareholders received an aggregate of 1,238,604 additional shares of preferred stock. The estimated fair value of such additional preferred shares of $19,421,311 is considered a shareholder transaction and recorded analogous to a “deemed dividend” in the Condensed Consolidated Statement of Stockholders’ Equity.

As a result of the Merger transaction, all shares of preferred stock were converted into common stock.

VHI Stock transactions

At the Merger date, there were 8,161,761 common shares of VTI outstanding, of which 6,843,451 of such VTI common shares were exchanged into 4,272,773 shares of VHI common stock as merger consideration pursuant to the Exchange Ratio specified in the Merger Agreement. The remaining 1,318,310 VTI common shares remain outstanding, and the holders thereof are entitled to receive certain VHI common shares as merger consideration (“Entitlement Shares”).

At the Merger date, there were 691,970 shares of VHI common stock outstanding, which were held by the former Reshape shareholders, and continue to be outstanding at December 31, 2025. The net liabilities of Reshape assumed at the Merger date were approximately $244,000.

The private placement offering of VHI common stock and the share subscription in VTL that comprised the Concurrent Financing (see Note 10) closed shortly after the Merger. As a result, VTL received gross proceeds of $940,009 from the sale of 999 shares of VTL, and the Company received $5,735,052 from the sale of 520,514 shares of VHI common stock, inclusive of the amounts received in advance in the form of Bridge Notes (see Note 10). Net of expenses of $261,000, the Company received an aggregate of $6,414,061. The amount recorded in the Condensed Consolidated Statement of Stockholders’ Equity of $6,463,646 includes the offset of the deferred offering cost of $111,415.

The Company issued 9,646 and 19,960 shares of common stock to a marketing vendor in January 2026 and December 2025, and recorded an expense of $30,000 and $100,000, respectively, recorded in selling, general and administrative expenses.

At The Market Offering

On August 20, 2025, the Company entered into Amendment No. 1 to the Equity Distribution Agreement dated May 30, 2025 (the “Sales Agreement” or “ATM”) with Maxim Group LLC (“Maxim”) to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock from time to time, in an at-the-market public offering (the “ATM Offering”), less a 3% discount.  The Company has targeted a certain floor price and maximum daily sales as a percentage of daily trading volume at which it will sell shares under the Sales Agreement. In January 2026, the Company sold 1,089,545 shares of common stock at prices between approximately $4.00 and $6.00 per share under the Sales Agreement, resulting in net proceeds of $5,291,868, before deducting $6,000 for due diligence fees incurred with the ATM Offering.

Entitlement shares

In connection with the Merger, three put/call option agreements were put in place.

a.	The first put/call option agreement is between the Company and certain investors in VTI. Through this agreement, 1,318,310 shares of common stock held by Indian stockholders of VTI may be exchanged for 825,307 entitled shares of VHI common stock pursuant to the put/call exercise in the future as per the terms of the agreements.

b.	The second put/call option agreement is between the Company’s Indian subsidiary, VTL, and investors in the bridge investments that came in the form of Compulsory Convertible Debentures that were converted to 86 shares in the Indian subsidiary at the Merger closing. Those shares are to exchange for 800,361 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of the agreements.

c.	The third put/call option agreement is between the Company’s Indian subsidiary, VTL, and investors for the concurrent (concurrent to Merger closing) financing for subscription of 999 shares in the Indian subsidiary. Those shares are to be exchanged for 89,671 entitled shares of common stock of VHI pursuant to the put/call exercise in the future as per the terms of this agreement.

VHI may exercise its call options for the specified shares of VTI or VTL in the above three option agreements upon certain defined liquidation events. The investors may exercise their put options for the purchase of their entitled shares of the Company upon certain defined financing and/or liquidation events, in all cases subject to approval by the Board of Directors of the Company and VTI. The consideration to be paid for such put/call options is based upon pro rata “liquidation event” proceeds or certain specified amounts, and in certain investor cases, for the exchange of common stock of VHI. These put/call options are equity classified since all actions under the agreements are subject to the Company’s control. Upon exercise, the Company will recognize a “deemed dividend” for the excess of the fair value of the stock received at such date over its historical cost.

Between the Merger date and December 31, 2025, 233,695 Entitlement Shares held by VTL shareholders and 46 Entitlement Shares held by VTI shareholders were exchanged for 233,741 shares of VHI common stock. There were no exchanges of Entitlement Shares from January 1 to September 30, 2026.

Since the shares discussed above are outstanding shares issued by subsidiaries of the Company, they are classified as non-controlling interests. As of September 30, 2026 and December 31, 2025, approximately 10% of VTL and 16% of VTI are owned directly by shareholders outside of VHI in VTI.

The non-controlling interest is summarized as of September 30, 2026, as follows:

	Entitled shares	Historical Cost Amount
VTI Shareholders	825,261	$540,488
VTL note holders	566,666	55,167
Investors in VTL common stock through the Concurrent Financing	89,671	940,009
	1,481,598	1,535,664
Loss attributable to non-controlling interest for the year ended December 31, 2025	-	(215,706)
Non-controlling interest at December 31, 2025	1,481,598	1,319,958
Loss attributable to non-controlling interest for the nine months ended September 30, 2026	-	(101,655)
Non-controlling interest at September 30, 2026	1,481,598	$1,218,303

12. Stock-Based Compensation

VTI has two stock option plans. There is also a legacy Reshape plan that was still in effect at the time of the Merger. The Company converted these plans into a comprehensive VHI plan in the first quarter of 2026. All share amounts have been adjusted to reflect the reverse stock split discussed above.

2025 VHI PLAN

On October 27, 2025, the stockholders of the Company approved the adoption of the 2025 Equity Incentive Plan (the “VHI Plan”), which was adopted by the Board of Directors on October 2, 2025 and replaced the prior Equity Incentive Plan. Under the 2025 Equity Incentive Plan, 2,000,000 shares of the Company’s common stock are available for issuance pursuant to future grants or awards.

In February 2026, VHI issued stock options to employees, board members and consultants to purchase 1,725,211 shares of common stock at $0.66 per share and 75,400 shares of common stock at $4.97 per share. The majority of such shares vest immediately, with the remaining vesting over various periods up to 4 years. These options have a 10-year life. On September 1, 2026, VHI granted stock options to a member of the Board of Directors to purchase 120,000 shares of common stock at $2.17 per share. These options vested immediately and have a 10-year life. Shares previously outstanding from the VTI 2025 and 2018 plans were cancelled and were replaced by the 1,725,211 shares granted in the nine months ended September 30, 2026, which were adjusted to reflect the impact of the share exchange ratio to provide the same economic value as the option holders previously held. The Company considered the share exchange a “modification” of the stock option under ASC 718; however, the incremental value of the newly issued options was immaterial.

The Company has estimated the fair value of the 2026 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	3.91 – 4.55%
Expected term	5 years
Expected volatility	74%
Expected dividends	0
Grant date fair value of common stock	$ 2.17 – 3.14

The summary of stock option activity of the VHI Plan for the nine months ended September 30, 2026 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2025	0	$-	-

Granted during the nine months ended September 30, 2026	1,920,611	$0.92	10.0 years
Expired during the nine months ended September 30, 2026	-	-
Exercised during the nine months ended September 30, 2026	-
Outstanding as of September 30, 2026	1,920,611	$0.92	9.1 years

Exercisable as of September 30, 2026	1,850,422	$0.78	9.1 years

The following outlines the outstanding and vested stock options by exercise price as of September 30, 2026.

Exercise Price	Number of Options Outstanding – September 30, 2026
$0.66	1,725,211
$2.17	120,000
$4.97	75,400
Total	1,920,611

2018 ESOP PLAN

On December 14, 2018, VTI authorized an Employee Stock Option Plan 2018 (the “ESOP Plan”) under which 1,719,720 shares of common stock were reserved for issuance to directors, consultants, and employees of the Company. The ESOP Plan entitles directors, consultants, and employees of the Company to purchase common stock for each option of the Company at a stipulated price, subject to compliance with vesting conditions, including employees remaining in employment during the vesting period, and directors and consultants continuing to render services during the vesting period. The options of directors and consultants vest as per the schedule prescribed in the grant letter. These can be exercised any time after the vesting period and during the optionee’s tenure with VTI. However, the exercise period lapses ninety (90) days after the employee, director, or consultant leaves the Company.

The last issuance of an option under the ESOP Plan was in 2024. The summary of stock option activity for the nine months ended September 30, 2026 and the year ended December 31, 2025, is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	280	$3,451.03	6.0 years
Granted during year ended December 31, 2025	—	—	—
Expired during year ended December 31, 2025	(1)	2,400.00	—
Exercised during year ended December 31, 2025
	—	—
Outstanding as of December 31, 2025	279	3,453.05	5.8 years
Cancelled during the nine months ended September 30, 2026	(279)	3,453.05	5.8 years
Outstanding as of September 30, 2026	—	$—	—

Exercisable as of September 30, 2026	0	$—	—
Exercisable as of December 31, 2025	279	$3,453.05	5.6 years

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

In August 2025, VTI issued stock options to employees, consultants, board members, and others to purchase 2,705,779 shares of VTI common stock at an exercise price of $0.41 per share, which vest immediately, and 57,122 shares of VTI common stock at an exercise price of $0.41 per share, which vest over a one-year period from the date of grant to employees.

The Company has estimated the fair value of the 2025 stock option awards as of the date of grant by applying the Black-Scholes option-pricing model using the following assumptions:

Risk- free interest rate	4.41%
Expected term	5 years
Expected volatility	54%
Expected dividends	0
Grant date fair value of common stock	$0.41

The summary of stock option activity of the 2025 Plan for the year ended December 31, 2025 and the nine months ended September 30, 2026 is as follows:

	Number of	Weighted Average Exercise	Weighted Average Time
	Options	Price	to Expiry
Outstanding as of December 31, 2024	0	$-	-

Granted during year ended December 31, 2025	2,762,901	0.41	6.0 years
Expired during year ended December 31, 2025	-	-
Exercised during year ended December 31, 2025	-
			-
Outstanding as of December 31, 2025	2,762,901	$0.41	5.6 years
Cancelled during the nine months ended September 30, 2026	(2,762,901)	0.41	5.6 years
Outstanding as of September 30, 2026	0

Exercisable as of September 30, 2026	0	$-	-
Exercisable as of December 31, 2025	2,729,580	$0.41	5.6 years

The Company recognized $192,551 and $574,109 of stock-based compensation expense from all three plans, which is included in Selling, General and Administrative Expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine-month periods ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there is a future compensation cost of approximately $108,000 to be recognized related to stock options granted under the 2025 VHI Plan over the next 41 months. The intrinsic value of vested and outstanding stock options was approximately $2.2 million as at September 30, 2026.

Legacy Reshape Plans

At the time of the Merger, the following fully vested options and warrants were outstanding.

●	Stock options to purchase 1 share of common stock, which expired prior to December 31, 2025.

●	Warrants to purchase 808 shares of common stock at exercise prices ranging from $0.92 to $46,400.00 per share. The warrants will expire at various times from September 2026 to December 2029.

13. Income taxes

The Company generated a current taxable loss for the periods ended September 30, 2026 and 2025, and therefore, the only current income taxes payable were certain minimum taxes. The effective tax rate for such periods was zero and differs from the federal statutory income tax rate of 21% principally due to the full valuation allowance recognized against deferred income tax assets, and to a lesser extent due to different tax rates in the jurisdiction of VTL and certain non-deductible expenses for income tax purposes.

A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses by the Company where, based on available evidence, it is more likely than not that they will not be realized. The Company recorded full valuation allowance against its net deferred tax assets on September 30, 2026 and December 31, 2025. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable.

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

The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, any adjustments arising from certain ongoing examinations by tax authorities could alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions, and these adjustments could differ from the amount accrued. The Company’s federal and provincial income tax returns filed for all years remain subject to examination by the taxation authorities.

14. Leases

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

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of September 30, 2026:

Lease payments – 2026	$8,666
Total undiscounted operating lease payments	8,666
Less: Imputed interest	(57)
Present value of operating lease liabilities (current)	$8,609

	As of	As of
	September 30,	December 31,
	2026	2025
Weighted average remaining lease term in years	0.25	1.0
Weighted average discount rate	8.0%	8.0%

The right-of-use asset as of September 30, 2026, of $7,371 will be amortized over the 3 months remaining under the lease term. The right-of-use asset balance as of December 31, 2025, was $29,428. Rent expense was approximately $52,000 and $37,000 for the nine months ended September 30, 2026 and 2025, respectively. Rent expense was approximately $19,000 and $13,000 for the three months ended September 30, 2026 and 2025, respectively.

15. Commitments and contingencies

a) Employee Benefits – Gratuity

The Company has a defined benefit gratuity scheme for its employees in India. This gratuity scheme provides for lump sum payment in accordance with the provisions of the Payment of Gratuity Act, 1972 to vested employees at retirement or death while in employment or on termination of employment of an amount equivalent to 15 days’ basic salary payable for each completed year of service or part thereof in excess of nine months subject to a limit of INR 2,000,000 (equivalent to approximately $21,000). Vesting occurs upon completion of 5 years of continuous service. A roll forward of the liability balance for the nine months ended September 30, 2026 and for the year ended December 31, 2025 is as follows:

	Nine months ending September 30, 2026	Year ended December 31, 2025
Obligation recognized in balance sheet:
Beginning of period	$82,357	$69,094
Benefits paid	(40,677)	(10,773)
Expenses charged to profit or loss	1,201	22,268
Currency translation differences	(5,295)	(497)
Interest on gratuity payable	1,523	2,265
Balance for the period ended	$39,109	$82,357

b) Employee Benefits – Leave Encashment

Accumulated compensated absences or paid leave encashment, which are expected to be encashed within 12 months from the end of the year, are treated as short-term employee benefits. The obligation towards the same is measured at the expected cost of accumulating compensated absences as the additional amount expected to be paid as a result of the unused entitlement at the end of the year. Actuarial gains or losses are recognized in the Consolidated Statement of Operations and Comprehensive Loss in the year in which they arise. A roll forward of the liability balance for the nine months ended September 30, 2026 and for the year ended December 31, 2025 is as follows:

	Nine months ending September 30, 2026	Year ended December 31, 2025
Obligation recognized in balance sheet:
Beginning of period	$77,298	$72,768
Benefits paid	(55,401)	(11,875)
Expenses charged to profit or loss	490	16,335
Currency translation differences	(5,183)	70
Balance for the period ended	$17,204	$77,298

c) Employee Benefits – Provident Fund

In accordance with Indian law, all employees in India are entitled to receive benefits under the ‘Provident Fund’, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12%) of the employee’s basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Company’s monthly contributions to the above-mentioned plans are charged to Consolidated Statements of Operations and Comprehensive Loss in the year they are incurred and there are no further obligations under the plan beyond those monthly contributions. The Company’s contribution towards the Provident Fund during the nine months ended September 30, 2026 and 2025 was approximately $1,400 and $1,200, respectively.

d) GST matter

On March 27, 2026, the Company received an order from the goods and services tax (“GST”) authorities in India relating to the refund of Integrated Goods and Services Tax (“IGST”) of approximately ₹3.57 crore, or approximately $378,000, previously claimed on certain R&D services provided to its U.S. affiliate. The matter pertains to the determination of the place of supply under the IGST Act, 2017, for services rendered before October 1, 2019. The GST authorities have taken the position that such services do not qualify as “export of services” and have proposed recovery of the refund along with applicable interest and penalties under relevant provisions of the Central Goods & Services Tax Act. The total amount of the demand order by IGST with respect to this matter, including interest and penalty, was approximately $739,000 as of September 30, 2026.

The Company believes that its position is supported by applicable law, judicial precedents, and clarificatory guidance, including the nature of the services provided on a principal-to-principal basis and the fact that they do not constitute services in respect of goods physically made available. Accordingly, the Company contested the demand order by filing a writ petition before the Delhi High Court. Following hearings in July and August 2026, the matter was heard on August 12, 2026, including on the Company’s jurisdictional challenge that the demand order was issued beyond the applicable statutory limitation period. By its order dated August 12, 2026, the Delhi High Court disposed of the writ petition without examining the merits and relegated the Company to the statutory remedy of appeal before the Appellate Authority. The Company challenged the said order by filing a special leave petition before the Hon’ble Supreme Court of India. However, the Hon’ble Supreme Court, by its order dated October 12, 2026, was not inclined to interfere with the order passed by the Hon’ble Delhi High Court. Accordingly, the Company filed an appeal before the first appellate authority on October 14, 2026, along with an application seeking exclusion of the time spent in the writ and special leave proceedings. Based on its assessment, including advice from legal and tax counsel, management has concluded that a loss is not probable and, accordingly, no provision for the liability has been recorded as of September 30, 2026.

e) Litigation

From time to time, the Company is involved in various disputes, claims, liens, and litigation matters arising out of the normal course of business, which could result in a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. As of December 31, 2025, the Company had no outstanding claims or litigation and had no liabilities recorded for loss contingencies. In April 2026, VTL received a civil court notice with respect to deferred salary of approximately $95,000, not paid to a past employee. This has been recognized as a liability at both September 30, 2026, and December 31, 2025; therefore, there is no further impact on working capital expected related to this matter. Subsequent to September 30, 2026, the matter was heard before the District Court in Delhi on October 16, 2026. VTL, as Defendant No. 1, had previously filed its written statement. The Court directed the parties to file affidavits of admission and denial of documents and proposed issues, and adjourned the matter to December 23, 2026 for arguments on VTL’s pending application, replication, if any, and framing of issues. No determination on the merits of the claim was made at the October 16, 2026 hearing.

16. Segments

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

The CODM evaluates the performance of each segment and allocates resources based on segment net (loss) income, which is reported on the same basis as consolidated net loss. The CODM uses segment net (loss) income, together with monitoring of cash expenditures, to assess the performance of each segment and to make decisions about the allocation of capital and personnel, including the level of investment in the Company’s research and development programs within the Biotechnology Segment. The significant segment expenses presented below are those regularly provided to the CODM. Other segment items consist of interest expense, fair value adjustments, and interest income and other, which are managed at the corporate level and included in the Biotechnology Segment. The CODM does not review segment assets other than cash when assessing performance or allocating resources.

Reporting by segment is summarized as follows for the nine months ended September 30, 2026 and 2025:

Amount in USD	For the nine months ended September 30, 2026			For the nine months ended September 30, 2025
	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	$116,544	$116,544	$-	$283,163	$283,163
Gross margin	-	55,105	55,105	-	196,705	196,705

Operating expenses
Depreciation and amortization	7,917	-	7,917	9,297	-	9,297
Selling, general and administrative	1,419,244	58,632	1,477,876	1,307,184	62,181	1,369,365
Transactional fees	-	-	-	7,705,533	-	7,705,533
Research and development	1,489,058	93,901	1,582,959	170,576	39,430	210,006
Total Operating expenses	2,916,219	152,533	3,068,752	9,192,590	101,611	9,294,201
Other income/(expenses)
Interest expense	(9,105)	-	(9,105)	(136,697)	-	(136,697)
Fair value adjustment	-	-	-	30,511	-	30,511
Interest income and other	387,223	-	387,223	5,649	-	5,649
Total Other income/(expenses)	378,118	-	378,118	(100,537)	-	(100,537)
Net (loss)/income	$(2,538,101)	$(97,428)	$(2,635,529)	$(9,293,127)	$95,094	$(9,198,033)

Reporting by segment is summarized as follows for the three months ended September 30, 2026 and 2025:

Amount in USD	For the three months ended September 30, 2026			For the three months ended September 30, 2025
	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Revenues	$-	$57,998	$57,998	$-	$34,627	$34,627
Gross margin	-	26,802	26,802	-	18,050	18,050

Operating expenses
Depreciation and amortization	2,702	-	2,702	2,806	-	2,806
Selling, general and administrative	618,990	16,420	635,410	822,445	21,899	844,344
Transactional fees	-	-	-	7,705,533	-	7,705,533
Research and development	382,989	26,842	409,831	25,800	13,877	39,677
Total Operating expenses	1,004,681	43,262	1,047,943	8,556,584	35,776	8,592,360
Other income/(expenses)
Interest expense	(2,935)	-	(2,935)	(25,604)	-	(25,604)
Fair value adjustment	-	-	-	-	-	-
Interest income and other	93,751	-	93,751	4,614	-	4,614
Total Other income/(expenses)	90,816	-	90,816	(20,990)	-	(20,990)
Net (loss)/income	$(913,865)	$(16,460)	$(930,325)	$(8,577,574)	$(17,726)	$(8,595,300)

Assets by segment as of September 30, 2026 and December 31, 2025 are summarized as follows:

Amount in USD	September 30, 2026			December 31, 2025
	Biotechnology	Pharmaceutical	Total	Biotechnology	Pharmaceutical	Total
Assets of segment	$8,602,576	$9,096	$8,611,672	$6,496,852	$325	$6,497,177

The Company derives revenues from the sale of products, including royalties related to sales of such products and from the license of technology. Substantially all revenues for the nine months ended September 30, 2026 and 2025 are derived from Sun Pharma, a significant pharmaceutical company based in India (“Major Customer”). Revenues for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Nine months ending September 30, 2026	Nine months ending September 30, 2025
Service fee for arrangements for sale of Dandruff products	$-	$-
Licensing and milestone fees – Luliconazole	-	116,900
Sale of products	99,504	148,397
Royalty income related to above product sales	17,040	17,866
Total	$116,544	$283,163

In December 2020, the Company entered into a licensing contract for a product with the Major Customer, whereby the Company would be entitled to development and sales-based milestones and royalties on future sales of the product by the Major Customer. No development or sales-based milestones have been received under this license during the nine months ended September 30, 2026 and $116,900 was earned during the nine months ended September 30, 2025.

17. Due to affiliates

The Company incurred consultancy charges to certain members of the Board of Directors of the Company (“Directors”) recognized as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $25,000 for each of the three months ended September 30, 2026 and 2025, and $75,000 each for the nine months ended September 30, 2026 and 2025. The amount outstanding to such Directors as of September 30, 2026 and December 31, 2025 is approximately $175,000 and $200,000, respectively, which is included in Due To Affiliates in the Condensed Consolidated Balance Sheet.

The Company incurred compensation expenses to the Chief Executive Officer of the Company (“CEO”) recognized as Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss amounting to approximately $65,000 for each of the three months ended September 30, 2026 and 2025, and $195,000 each for the nine months ended September 30, 2026 and 2025. The amount outstanding as of September 30, 2026 and December 31, 2025, to the CEO is $269,241 and $323,066, respectively, which is included in Salary and Employment Benefits Payable in the Condensed Consolidated Balance Sheets.

Certain Directors have provided short-term advances to the Company from time to time, amounting to approximately $938 and $4,562 at September 30, 2026 and December 31, 2025, respectively. This is included in Due To Affiliates in the accompanying Condensed Consolidated Balance Sheets and is yet to be repaid as of the date of these condensed consolidated financial statements.

18. Subsequent events

For the condensed consolidated financial statements as at and for the nine-month period ended September 30, 2026, the Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, except as described in Note 15(d) with respect to the GST matter and Note 15(e) with respect to litigation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is a Cambridge, MA/Princeton, NJ/New Delhi, India-based clinical-stage specialty pharmaceutical company working to treat immune-inflammatory and rare diseases of unmet need with next-generation therapeutic solutions, with a business advantage of the U.S.-India innovation corridor. The lead program, VT-1953, is a topical gel that is being developed to treat signs and symptoms of malignant fungating wounds, a potentially orphan drug designation program. The Company initiated a Phase II investigator-initiated trial in the first quarter of 2025 for VT-1953 and announced interim results in September 2025 and final results in December 2025. The Company filed an application for Orphan Drug Designation for the VT-1953 program with the FDA in January 2026. In March 2026, the Company submitted a pre-IND briefing package to the FDA for its VT-1953 program, including its proposed pivotal clinical study strategy for the treatment of malodor and other symptoms associated with malignant fungating wounds. During the second quarter of 2026, the Company received the FDA’s written response on the proposed clinical development program described in the pre-IND briefing package submitted in March 2026. The Company is incorporating the FDA’s feedback and plans to continue its engagement with the FDA through a Type C meeting prior to advancing the pivotal clinical development program. During the third quarter of 2026, the Company continued research and development activities, including clinical development planning, CMC development, and preparatory work with prospective GMP manufacturing partners. In the third quarter, the Company received written correspondence from the FDA requesting additional information and clarifications in connection with its Orphan Drug Designation application for VT-1953 filed in January 2026. The Company is preparing its response to the FDA and intends to continue to work with the FDA as part of the ongoing regulatory review process. Also, the Company has a pre-investigational New Drug application stage ophthalmic drops program, a potentially orphan drug designated program, and a repurposed immune modulator to treat steroid-sparing anterior uveitis. During the third quarter of 2026, the Company continued research and development activities for its topical ophthalmic program, including formulation and CMC development, GMP manufacturing planning, and preparation for future clinical development.

Another late clinical-stage program, VB-1953, for moderate to severe inflammatory acne, has completed its Phase II clinical trial with positive readouts, and this program is Phase III-ready. The Company is also developing other assets for treating immune-inflammatory diseases, which are in pre-clinical or early clinical development.

The Company may experience delays in the conduct of clinical trials of its candidates. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Any delays in completing the Company’s clinical trials will increase its costs, slow down its product development, timelines, and approval process, and delay its ability to generate revenue.

The Company has commercialized a novel reformulated topical anti-fungal shampoo based on the technology platform of Molecular Replacement Therapeutics (“MRT”) in India. The Company had entered into a licensing and marketing agreement with Sun Pharma to sell such topical anti-fungal product in India, whereby the Company received a net service fee payment for sales of such products made by Sun Pharma. This agreement terminated in 2024. The Company had also entered into an agreement with Sun Pharma for the development and licensing of MRT technology-based Luliconazole topical cream for skin fungal diseases for the Indian market. This product was commercialized by Sun Pharma in 2023.

On May 8, 2026, the Company entered into an in-licensing agreement with Impetis Biosciences Limited (a TATA Enterprise) relating to certain preclinical JAK inhibitor assets, pursuant to which the Company has no upfront payment obligations, development funding commitments, or milestone payment obligations, and consideration is limited to a 1.5% royalty on future net sales, if any, upon commercialization. There were no revenues or expenses under the arrangement for the nine months ended September 30, 2026.

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

Recent Developments

Closing of the Merger

On August 15, 2025, the Company completed the Merger pursuant to the Merger Agreement, pursuant to which Merger Sub merged with and into Vyome, with Vyome surviving the merger as a subsidiary of the Company. As a result of the Merger, the Company was renamed “Vyome Holdings, Inc.” and Vyome continued under its name as Vyome Therapeutics, Inc., in each case effective before the open of trading on August 15, 2025.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of Vyome, and each share of preferred stock, par value $0.001 per share, of Vyome issued and outstanding immediately prior to the Effective Time (other than the shares that were owned by the Company, Vyome, or Merger Sub and shares that will be subject to put-call option agreements with certain stockholders of Vyome and Vyome’s subsidiary Vyome Therapeutics Limited (“Vyome Limited”) who are located in India) were converted into the right to receive a number of fully-paid and non-assessable shares of common stock of the Company, $0.001 par value per share (the “Common Stock” or “common stock”), according to a predetermined ratio; provided that the shares to be received by certain stockholders of Vyome and Vyome Limited located in India shall be subject to the put-call option agreements with the Company, which entitle such holders to receive shares of Common Stock of the Company upon certain occurrences. In addition, each outstanding warrant, stock option, restricted stock award, stock grant or other equity award to purchase capital stock of Vyome was converted into rights, warrants or equity awards to purchase a number of the Company’s shares of common stock equal to the number of shares of Vyome common stock issuable upon exercise of such Vyome right, warrant or equity award multiplied by the predetermined ratio, with an exercise price, in the case of warrants and stock options, equal to the exercise price of such Vyome warrant or option divided by the predetermined ratio.

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

Prior to the Effective Time of the Merger, Vyome had the following activities as discussed in more detail in the financial statements:

●	Authorized a 1 for 5,000 reverse stock split of issued and outstanding shares of common and preferred stock

●	Amended the Certificate of Incorporation of Vyome to authorize three new classes of preferred stock, with similar rights as the previous shares of preferred stock:

o	Series D-1 – 23,658 shares authorized with an “original issuance price” of $8.874 per share

o	Series D-2 – 315,256 shares authorized with an “original issuance price” of $5.886 per share

o	Series Seed-1 – 900,000 shares authorized with an “original issuance price” of $0.936 per share

●	Adopted the 2025 Equity Incentive Plan (the “2025 Plan”) providing for the issuance of up to 2,800,000 shares of common stock to employees, officers, directors, and non-employees in the form of non-qualified and incentive stock options, restricted stock awards, and other stock-based awards.

●	Issued, under the 2025 Plan, stock options to employees, consultants, board members and others to purchase 2,705,779 shares of common stock at an exercise price of $0.41 per share which vest immediately and 57,122 shares of common stock at an exercise price of $0.41 per share which vest over a one-year period from the date of grant to employees.

●	Reclassified certain shares held by shareholders as follows:

o	11 shares of Series D preferred stock into 23,658 shares of Series D-1 preferred stock

o	96 shares of Series D preferred stock into 315,256 shares of Series D-2 preferred stock

o	203 shares of Series D preferred stock into 900,000 shares of Series Seed-1 preferred stock

●	Terminated the Amended and Restated Investors’ Rights Agreement, the Amended and Restated Right of First Refusal and Co-Sale Agreement, and the Amended and Restated Voting Agreement, as amended September 5, 2019, between Vyome and its shareholders

●	All convertible notes plus accrued interest outstanding at the Merger date were converted into 534,850 shares of common stock

●	Warrants to purchase 6,008,589 shares of common stock at $0.001 per share were issued to investors. The Company received $6,009 from the exercise of such warrants at the Merger date.

●	Issued 376,256 common shares to consultants, advisors and for terminating a share subscription agreement.

Changes in Officers and Directors

On August 13, 2025, in connection with the consummation of the Merger and as required pursuant to the Merger Agreement, Paul Hickey, Dan W. Gladney, Arda M. Minocherhomjee, Lori C. McDougal and Gary D. Blackford resigned from and ceased serving on the Board of Directors of the Company (the “Board”) and any and all committees thereof, which resignations were effective upon the consummation of the Merger. In addition, effective upon the consummation of the Merger, Paul Hickey resigned as the President and Chief Executive Officer of the Company, and Tom Stankovich resigned as the Chief Financial Officer of the Company.

In connection with the consummation of the Merger and pursuant to the Merger Agreement, on August 15, 2025, the Board elected and designated Krishna Gupta, Stash Pomichter, Shiladitya Sengupta, Venkat Nelabhotla, John Tincoff, and Mohanjit Jolly to serve on the Board effective immediately after the consummation of the Merger. Pursuant to the Merger Agreement and as previously disclosed, Krishna Gupta has been serving as the Chairperson of the Board effective as of the consummation of the Merger.

Also on August 15, 2025, in connection with the consummation of the Merger, Venkat Nelabhotla was appointed as Chief Executive Officer of the Company and Robert Dickey was appointed as Interim Chief Financial Officer of the Company.

The Company entered into an agreement with Foresite Advisors, LLC (the “Foresite Agreement”) governing the terms of Mr. Dickey’s employment with the Company as its Interim Full-time Chief Financial Officer. The Foresite Agreement provides for a one-year term, which may be extended by mutual written consent. The Foresite Agreement may be terminated by either party with Cause, as defined in the agreement, upon 15 days’ notice or without Cause, upon 30 days’ prior written notice to the other party. The Foresite Agreement provides for compensation of $15,000 per calendar month. In connection with Mr. Dickey’s resignation as Interim Chief Financial Officer, effective August 31, 2026, the Foresite Agreement was deemed terminated as of August 31, 2026.

On August 27, 2026, the Board appointed Jerry Leonard as the Company’s Chief Financial Officer, effective September 1, 2026, succeeding Mr. Dickey. Mr. Leonard provides services to the Company pursuant to a consulting agreement, dated August 27, 2026, by and among the Company, ClearbridgeCFO, LLC and Mr. Leonard, which provides for a consulting fee of $15,000 per calendar month, an initial one-year term that automatically renews for successive 12-month periods, and termination by either party for Cause, as defined in the agreement, upon 15 days’ prior written notice or without Cause upon 60 days’ prior written notice.

Closing of the ReShape Asset Sale

On July 8, 2025, the Company completed the transactions contemplated under the Asset Purchase Agreement dated July 8, 2024, which was amended on April 25, 2025 (the “Asset Purchase Agreement”), with Ninjour Health International Limited, a company incorporated under the laws of the United Kingdom, which is an affiliate of Biorad Medisys Pvt. Ltd. (together, “Biorad”). Pursuant to the Asset Purchase Agreement, the Company sold its assets (excluding cash) to Biorad, and Biorad assumed substantially all of the Company’s liabilities, for an agreed-upon purchase price of $2.25 million in cash, subject to adjustment based on the Company’s actual accounts receivable and accounts payable at the closing, compared to such amounts as of March 31, 2024.

Private Placement

Immediately after the Effective Time, the Company closed on the sale of an aggregate of 520,514 shares of the Company’s Common Stock (the “Offered Shares”) at a price of $11.02 per share for gross proceeds of approximately $5,735,000 pursuant to those certain subscription agreements entered into among the Company, Vyome, and the investors signatory thereto. Vyome, through its subsidiary Vyome Limited, also closed on the sale of 999 shares of Vyome Limited at a price per share of $937.14 for gross proceeds of approximately $940,000, which shares are subject to a put-call option agreement with the Company. Simultaneously with entry into the subscription agreements, the Company, Vyome and the investors entered into registration rights agreements, which provide for certain registration rights to the investors, including the filing of a registration statement that includes the shares of common stock purchased by the investors, within 45 days of the closing of the Merger. Simultaneously with the execution of the subscription agreements, Vyome entered into a securities purchase agreement with each investor pursuant to which Vyome issued to each investor a convertible promissory note in the principal amount equal to 5% or more of such investor’s total agreed upon investment amount, which convertible notes provided for interest at 8% per annum and conversion immediately before completion of the Merger into a number of shares of common stock of Vyome equal to 100% of the outstanding principal and interest of the convertible promissory notes divided by $11.02, the price per share of common stock sold in the private placement offering.

Reverse Stock Split

On August 15, 2025, the Company effected a 1-for-4 reverse stock split of its Common Stock (the “Reverse Stock Split”). On July 24, 2025, the stockholders of the Company approved the proposal to authorize the Board, in its discretion, to amend the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock, at a ratio in the range of 1-for-2 to 1-for-5, such ratio to be determined by the Board and included in a public announcement. The Board subsequently approved the Reverse Stock Split at a ratio of 1-for-4, and on August 15, 2025, the Company filed a Certificate of Eighth Amendment (the “Certificate of Eighth Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Restated Certificate of Incorporation, as amended, and effected the Reverse Stock Split on August 15, 2025.

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

Amendments to Certificate of Incorporation

On August 15, 2025, the Company filed (a) the Certificate of Eighth Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split after the close of trading on August 14, 2025, (b) the Series C Amendment, and (c) a Certificate of Ninth Amendment with the Secretary of State of the State of Delaware to amend the Company’s Restated Certificate of Incorporation, as amended, to change its corporate name to Vyome Holdings, Inc.

On April 24, 2026, the Company filed the Certificate of Tenth Amendment with the Secretary of State of the State of Delaware to effectuate a decrease in the number of shares of the Company’s common stock authorized for issuance from 300,000,000 to 50,000,000 shares. The stockholders of the Company approved the amendment on April 24, 2026, at the 2026 Annual Meeting of Stockholders.

ATM Offering

On August 20, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to that certain Equity Distribution Agreement dated May 30, 2025 (the “Equity Distribution Agreement”) with Maxim Group LLC to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $12,000,000 of the Company’s shares of common stock, par value $0.001 per share, from time to time, in an at-the-market public offering (the “ATM Offering”), less a 3% discount. The Amendment increased the amount that may be offered and sold in the ATM Offering from $3,420,926 to $12,000,000. In January 2026, the Company sold 1,089,545 shares of common stock at prices between approximately $4.00 and $6.00 per share under the Equity Distribution Agreement, resulting in net proceeds of $5,291,868, before deducting $6,000 for due diligence fees incurred with the ATM Offering.

LICH / Humanyze Transaction

In February 2026, the Company, its majority-owned subsidiary LiveChain, Inc. (“LICH”), LICH’s wholly owned subsidiary LICH AI, Inc., and Remus Capital Series B II, L.P. (“Remus”) entered into a definitive Notes Purchase and Exchange Agreement, as subsequently amended. Under the agreement, LICH Sub will acquire from Remus senior secured convertible notes issued by Sociometric Solutions, Inc., d/b/a Humanyze (“Humanyze”), an AI company, with an aggregate principal amount of $5,765,000. In exchange, LICH will issue Remus 211,200,844 shares of LICH common stock, representing 25% of LICH’s issued and outstanding common stock on a fully diluted basis as of the closing. Remus is also an investor in the Company, and a principal of Remus, Stash Pomichter, who is also a director of the Company, serves on the board of Humanyze. Immediately after the closing, LICH Sub is expected to acquire all or substantially all of Humanyze’s assets and operations in satisfaction of amounts due under the notes. The transaction had not closed as of September 30, 2026, or as of the date of this filing. See Note 2(j) to the condensed consolidated financial statements.

In-Licensing Agreement with Impetis Biosciences

On May 8, 2026, the Company entered into an in-licensing agreement with Impetis Biosciences Limited (a TATA Enterprise) for certain preclinical JAK inhibitor assets. The Company has no upfront payment, development funding, or milestone payment obligations under the agreement, and consideration is limited to a 1.5% royalty on future net sales, if any, upon commercialization. There were no revenues or expenses under the arrangement for the nine months ended September 30, 2026.

Components of Results of Operations

Although we operate in two segments, all of our revenue relates to the pharmaceutical segment, and substantially all of our costs relate to the biotechnology segment. See Note 16, “Segments,” to our condensed consolidated financial statements.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts and preclinical and clinical studies under our research programs, which include:

●	employee-related expenses, including salaries, benefits, and stock-based compensation expense for our research and development personnel;

●	costs of funding research performed by third parties that conduct research and development and preclinical and clinical activities on our behalf;

●	costs of manufacturing drug product and drug supply related to our current or future product candidates;

●	costs of conducting preclinical studies and clinical trials of our product candidates;

●	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

●	costs of maintaining our laboratory, including purchasing laboratory supplies and non-capital equipment used in our preclinical studies;

●	costs related to compliance with clinical regulatory requirements; and

●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

We also anticipate increased expenses associated with being a public company including costs for audit, legal, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, and listing standards applicable to companies listed on a national securities exchange, directors’ and officers’ insurance premiums, and investor relations costs.

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

Comparison of the three months ended September 30, 2026 and 2025

For the three months ended September 30,

	2026	2025	Change
Revenues
Revenue	$57,998	$34,627	$23,371
Cost of goods sold	(31,196)	(16,577)	(14,619)
Gross profit	26,802	18,050	8,752
Operating expenses:			-
Research and development	409,831	39,677	370,154
Depreciation and amortization	2,702	2,806	(104)
General and administrative	635,410	844,344	(208,934)
Transactional fees	-	7,705,533	(7,705,533)
Total operating expenses	1,047,943	8,592,360	(7,544,417)
Loss from operations	(1,021,141)	(8,574,310)	7,553,169
Other income (expense):			-
Fair value adjustment	-	-	-
Interest income and other	93,751	4,614	89,137
Interest expense	(2,935)	(25,604)	22,669
Net loss	$(930,325)	$(8,595,300)	$7,664,975

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the three months ended September 30, 2026 and 2025 were derived from one customer, Sun Pharma, based in India. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the three months ended September 30, 2026 and 2025 are summarized as follows:

	2026	2025
Sale of products	$49,219	$26,973
Royalty income related to above product sales	8,779	7,654
Licensing and milestone fees – Luliconazole	-	-
	$57,998	$34,627

Research and Development Expenses

Research and development expenses were $409,831 and $39,677 for the three months ended September 30, 2026 and 2025, respectively. The increase in research and development costs was primarily due to the focusing of the Company’s resources on scaling up the regulatory consulting and CMC preparation work of the VT-1953 project.

General and Administrative Expenses

General and administrative expenses were $635,410 and $844,344 for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily due to banker and legal fees paid toward the Merger transaction, partially offset by higher stock-based compensation for stock options in the three months ended September 30, 2026.

Interest income and other

Interest income and other income were $93,751 and $4,614 for the three months ended September 30, 2026 and 2025, respectively, an increase of $89,137. The increase was primarily due to higher interest income of $53,744, reflecting interest earned on cash balances held following the Concurrent Financing completed in connection with the Merger and proceeds from sales under our ATM program, a gain of $30,283 on the write-off of liabilities no longer considered payable, with no comparable amount in the prior-year period, and a favorable change of $5,152 in foreign currency transaction gains and losses, from a loss of $4,321 in the prior-year period to a gain of $831 in the current period.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) Nil and Nil for the three months ended September 30, 2026 and 2025, respectively, reflecting the probability and timing of the Merger completion and resultant valuation considerations. All of the notes were converted into equity instruments in connection with the Merger.

Comparison of the nine months ended September 30, 2026 and 2025

Results of Operations

The following table summarizes our results of operations for the periods presented:

For the nine months ended September 30,

	2026	2025	Change
Revenues
Revenue	$116,544	$283,163	$(166,619)
Cost of goods sold	(61,439)	(86,458)	25,019
Gross profit	55,105	196,705	(141,600)
Operating expenses:			-
Research and development	1,582,959	210,006	1,372,953
Depreciation and amortization	7,917	9,297	(1,380)
General and administrative	1,477,876	1,369,365	108,511
Transactional fees	-	7,705,533	(7,705,533)
Total operating expenses	3,068,752	9,294,201	(6,225,449)
Loss from operations	(3,013,647)	(9,097,496)	6,083,849
Other income (expense):			-
Fair value adjustment	-	30,511	(30,511)
Interest income and other	387,223	5,649	381,574
Interest expense	(9,105)	(136,697)	127,592
Net loss	$(2,635,529)	$(9,198,033)	$6,562,504

Revenues

The Company derives revenues from the sale of products, including royalties related to sales of such products, and from the license of our technology. Substantially all revenues for the nine months ended September 30, 2026 and 2025 were derived from one customer, Sun Pharma, based in India. We have a development and licensing agreement for MRT technology-based Luliconazole topical cream product for skin fungal diseases, from which we get revenues from milestone payments, royalties, and the sale of a proprietary ingredient.

Revenues for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	2026	2025
Sale of products	$99,504	$148,397
Royalty income related to above product sales	17,040	17,866
Licensing and milestone fees – Luliconazole	-	116,900
	$116,544	$283,163

Research and Development Expenses

Research and development expenses were $1,582,959 and $210,006 for the nine months ended September 30, 2026 and 2025, respectively. The increase in research and development costs was primarily due to the focusing of the Company’s resources on scaling up the regulatory consulting and CMC preparation work of the VT-1953 project.

General and Administrative Expenses

General and administrative expenses were $1,477,876 and $1,369,365 for the nine months ended September 30, 2026 and 2025, respectively. The increase of $108,511 was primarily due to an increase in legal, accounting, auditing, and related professional fees associated with being a public company and increased staff, partially offset by a decrease of $381,558 in stock-based compensation for stock options, which was $192,551 and $574,109 for the nine months ended September 30, 2026 and 2025, respectively.

Interest income and other

Interest income and other income were $387,223 and $5,649 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $381,574. The increase was primarily due to a gain of $204,424 on the write-off of liabilities no longer considered payable, with no comparable amount in the prior-year period, and higher interest income of $170,231, reflecting interest earned on cash balances held following the Concurrent Financing completed in connection with the Merger and proceeds from sales under our ATM program.

Fair value adjustment

The fair value adjustment related to the fair value of the Company’s outstanding convertible notes was favorable/(unfavorable) Nil and $30,511 for the nine months ended September 30, 2026 and 2025, respectively, reflecting the probability and timing of the Merger completion and resultant valuation considerations. All of the notes were converted into equity instruments in connection with the Merger.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

For the nine months ended September 30,

Net cash provided by (used in):	2026	2025	Change
Operating activities	$(2,967,253)	$(2,229,103)	$(738,150)
Investing activities	(2,778)	-	(2,778)
Financing activities	4,996,793	7,849,404	(2,852,611)
Other	(52,273)	(15,193)	(37,080)
Net (decrease) increase in cash	$1,974,489	$5,605,108	$(3,630,619)

During the nine months ended September 30, 2026, net cash used in operating activities was $2,967,253, consisting primarily of net losses of $2,635,529, a decrease of $427,059 in salary and post-employment benefits payable, a decrease in accounts payable and accrued expenses of $296,832, and a decrease in other liabilities of $52,877, partially offset by a decrease in prepaid expenses and other current assets of $194,839 and non-cash stock compensation expenses of $222,551. The Company continues to operate under cost-efficient operations for capital efficiency.

During the nine months ended September 30, 2025, net cash used in operating activities was $2,229,103, consisting primarily of net losses of $9,198,033, offset by non-cash stock compensation expenses of $6,473,803 ($574,109 for stock options and $5,899,694 for common stock issued to advisors), the non-cash charge for interest expense of $130,659, and an increase in accounts payable and accrued expenses of $521,522, partially offset by an increase in prepaid expenses and other current assets of $199,966 and the income on fair value adjustment of convertible debt of $30,511.

During 2025 prior to the Merger, we have primarily used the proceeds of the sale of our convertible notes to incrementally develop our biotechnology products and prepare the Company for an offering of its securities and activities related thereto. We had been operating under an austerity program for several years, delaying projects and payments until sufficient funds could be raised. As a result of the Merger, we were able to close on the funding from the Concurrent Financing (net proceeds of approximately $6.4 million) and subsequently from the ATM facility (approximately $5,970,000 through September 30, 2026). The Company had $6,956,822 of cash on September 30, 2026.

Financing Activities

During the nine months ended September 30, 2026, cash provided by financing activities was $4,996,793, principally from the net proceeds of $5,285,868 from the sale of common stock pursuant to the ATM, partially offset by payments of $289,075 on insurance premium financing. During the nine months ended September 30, 2025, cash provided by financing activities was $7,849,404, principally from the net proceeds from the Concurrent Financing (the private placement of the Company’s common stock and the share subscription in VTL) of approximately $6.4 million (gross proceeds of $6,675,061, less issuance costs paid during the period of $261,000), proceeds from promissory notes issued by Reshape of $600,000, Bridge Notes of $191,253 in VTI and VTL, and proceeds from the sale of common stock pursuant to the ATM of $679,600, slightly offset by $41,552 of insurance premium financing payments.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. As of September 30, 2026, we had a cash balance of approximately $6,956,822 and have operated under an austerity plan for several years. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our current and future product candidates through preclinical and clinical development, manufacturing of our drug product and drug supply, regulatory approval for our current and future product candidates, maintenance and expansion of our intellectual property portfolio, hiring of additional research, development and business personnel and operations as a public company. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, which costs we may seek to offset through entry into collaboration agreements with third parties.

We will not generate revenue from product sales for our biotechnology segment unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

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

On March 27, 2026, the Company received an order from the goods and services tax (“GST”) authorities in India relating to the refund of Integrated Goods and Services Tax (“IGST”) of approximately ₹3.57 crore, or approximately $378,000, previously claimed on certain R&D services provided to its U.S. affiliate. The matter pertains to the determination of the place of supply under the IGST Act, 2017, for services rendered before October 1, 2019. The GST authorities have taken the position that such services do not qualify as “export of services” and have proposed recovery of the refund along with applicable interest and penalties under relevant provisions of the Central Goods & Services Tax Act. The total amount of the demand order by IGST with respect to this matter, including interest and penalty, was approximately $739,000 as of September 30, 2026.

The Company believes that its position is supported by applicable law, judicial precedents, and clarificatory guidance, including the nature of the services provided on a principal-to-principal basis and the fact that they do not constitute services in respect of goods physically made available. Accordingly, the Company contested the demand order by filing a writ petition before the Delhi High Court. Following hearings in July and August 2026, the matter was heard on August 12, 2026, including on the Company’s jurisdictional challenge that the demand order was issued beyond the applicable statutory limitation period. By its order dated August 12, 2026, the Delhi High Court disposed of the writ petition without examining the merits and relegated the Company to the statutory remedy of appeal before the Appellate Authority. The Company challenged the said order by filing a special leave petition before the Hon’ble Supreme Court of India. However, the Hon’ble Supreme Court, by its order dated October 12, 2026, was not inclined to interfere with the order passed by the Hon’ble Delhi High Court. Accordingly, the Company filed an appeal before the first appellate authority on October 14, 2026, along with an application seeking exclusion of the time spent in the writ and special leave proceedings. Based on its assessment, including advice from legal and tax counsel, management has concluded that a loss is not probable and, accordingly, no provision for the liability has been recorded as of September 30, 2026. In April 2026, VTL received a civil court notice with respect to deferred salary of approximately $95,000, not paid to a past employee. This has been recognized as a liability at both September 30, 2026, and December 31, 2025; therefore, there is no further impact on working capital expected related to this matter. After September 30, 2026, the matter was heard before the District Court in Delhi on October 16, 2026. VTL, as Defendant No. 1, had previously filed its written statement. The Court directed the parties to file affidavits of admission and denial of documents and proposed issues, and adjourned the matter to December 23, 2026 for arguments on VTL’s pending application, replication, if any, and framing of issues. No determination on the merits of the claim was made at the October 16, 2026 hearing.

We believe that our existing cash, which includes the proceeds from the Concurrent Financing and the ATM Offering to date, will enable us to fund our operating expenses and capital expenditure requirements for at least 15 months, including the initiation of the pivotal trial of our lead candidate, VT-1953, but will not be sufficient to complete the trial or work on the other indications or the development of any other product candidate. For the nine months ended September 30, 2026, the Company raised net proceeds of approximately $5,285,868 from the sale of common stock pursuant to the ATM Offering. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our failure to raise capital or enter into collaboration, strategic alliance, or licensing agreements as, and when, needed could have a material adverse effect on our business, results of operations, and financial condition.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the interests of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of our stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely impact our ability to conduct our business.

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

Licenses, employment agreements, or other commitments

The Company leases offices and laboratory space in India, which were extended for two one-year periods ending December 2026, with monthly payments ranging from $2,500 to $2,900 per month. We also have offices in Princeton, NJ, and Cambridge, MA, under short-term rentals.

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

We also have employment agreements with certain employees and consulting agreements that require the funding of a specific level of payments if certain events, such as a change in control, termination without cause, or retirement, occur. We also have a Resignation and Separation Letter agreement dated January 11, 2021, with Craig Tooman, a past employee, to pay a certain amount on change of control.

Critical Accounting Policies and Significant Judgments and Estimates

The following summarizes the most significant estimates impacting the condensed consolidated financial statements. Refer to Note 2 for further information.

Stock options

We account for the issuance of stock options in accordance with ASC 718, Compensation-Stock Compensation. We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including expected stock price volatility, the expected term of the award, the risk-free interest rate, and expected dividends.

Inflation

Inflation generally affects us by increasing the cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2026 or 2025.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting related to (i) the lack of a comprehensive policies and procedures manual, (ii) inadequate segregation of duties, and (iii) insufficient technical accounting expertise. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses had not been remediated as of September 30, 2026.

Notwithstanding these material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Remediation Efforts

Management is committed to remediating the material weaknesses. During the quarter ended September 30, 2026, the Company appointed a Chief Financial Officer with public company reporting and technical accounting experience, effective September 1, 2026. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

On September 1, 2026, Jerry Leonard succeeded Robert Dickey as the Company’s principal financial officer and principal accounting officer. Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2026, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the GST matter described in Note 15(d) to the condensed consolidated financial statements, the Company is not aware of any pending or threatened litigation against it that could have a material adverse effect on the Company’s business, operating results or financial condition. The industry in which the Company operates is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, the Company may be involved in various legal proceedings from time to time.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 18, 2026.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and Item 408(c) of SEC Regulation S-K, respectively.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 8, 2024, by and among ReShape Lifesciences Inc., Vyome Therapeutics, Inc., and Raider Lifesciences Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.2	Asset Purchase Agreement, dated as of July 8, 2024, by and between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024).

2.3	Amendment to Asset Purchase Agreement, dated April 25, 2025, between ReShape Lifesciences Inc. and Ninjour Health International Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2025).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to Obalon’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2016).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2018).

3.3	Certificate of Second Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Obalon’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 24, 2019).

3.4	Third Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021).

3.5	Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021).

3.6	Fifth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2022).

3.7	Sixth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2024).

3.8	Seventh Amendment to Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025).

3.9	Eighth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.10	Ninth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.11	Tenth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2026).

3.12	Amended and Restated Bylaws, effective as of January 16, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2024).

3.13	Amended and Restated Certificate of Designation to Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

3.14	Certificate of Merger merging Raider Lifesciences Inc. into Vyome Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2025).

10.1#*	Consulting Agreement, dated August 27, 2026, by and among Vyome Holdings, Inc., ClearbridgeCFO, LLC, and Jerry Leonard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2026).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

**	Filed herewith.

***	Furnished herewith.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VYOME HOLDINGS, INC.

	BY:	/s/ Venkat Nelabhotla
Venkat Nelabhotla
Chief Executive Officer
(principal executive officer)

	BY:	/s/ Jerry Leonard
Jerry Leonard
Chief Financial Officer
(principal financial and accounting officer)

Dated: November 12, 2026